Form 10-Q
period 1996-03-30
D M MANAGEMENT CO
filed 1996-05-14
CIK 910721

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ------------

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED MARCH 30, 1996                  COMMISSION FILE NUMBER 0-22480




                              DM MANAGEMENT COMPANY
             (Exact name of registrant as specified in its charter)

       DELAWARE                                      04-2973769
(State or other jurisdiction            (I.R.S. Employer Identification No.)
incorporation or organization)

25 RECREATION PARK DRIVE, SUITE 200
         HINGHAM, MA                                        02043
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code       (617) 740-2718

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes X              No
             ---                ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

        Class
        -----

Common stock, $0.01 par value      4,292,168 shares outstanding at May 8, 1996


                            Total number of pages 40
                     The Exhibit Index is located on Page 14


===============================================================================

                       DM MANAGEMENT COMPANY & SUBSIDIARY

                               INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION                                                                              PAGE NO.
- ------------------------------                                                                              --------

Item 1.  Consolidated Financial Statements................................................................... 3-8

         Consolidated Balance Sheets at March 30, 1996, March 25, 1995 and June 24, 1995 .................... 3

         Consolidated Statements of Operations for the three months and the nine months ended
                  March 30, 1996 and March 25, 1995 ......................................................... 4

         Consolidated Statements of Cash Flows for the nine months ended March 30, 1996 and
                  March 25, 1995 ............................................................................ 5

         Notes to Consolidated Financial Statements.......................................................... 6-8

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations............... 9-11


PART II - OTHER INFORMATION
- ---------------------------

Item 4.  Submission of Matters to a Vote of Security Holders ................................................ 12

Item 6.  Exhibits and Reports on Form 8-K.................................................................... 12

Signature.................................................................................................... 13

Exhibit Index................................................................................................ 14

                       DM MANAGEMENT COMPANY & SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                              March 30,   March 25,    June 24,
                                     ASSETS:                                    1996        1995        1995
                                                                              ---------   ---------    --------
Current assets:
     Cash and cash equivalents ............................................   $    166    $    183    $    231
     Accounts receivable ..................................................      1,413       1,324          22
     Marketable securities, net of unrealized depreciation of $110 at
          March 30, 1996 ..................................................      3,884          --          --
     Inventory ............................................................     11,401      11,939      10,604
     Prepaid catalog expenses .............................................      4,999       4,540       4,833
     Other current assets .................................................        693         538         557
                                                                              --------    --------    --------
          Total current assets ............................................     22,556      18,524      16,247

Marketable securities, net of unrealized depreciation of $124 and $51 at
     March 25, 1995 and June 24, 1995, respectively .......................         --       3,876       3,949

Property and equipment, net ...............................................      6,859       6,920       6,986
Intangible assets, net ....................................................      5,411       5,099       5,235
                                                                              --------    --------    --------
     Total assets .........................................................   $ 34,826    $ 34,419    $ 32,417
                                                                              ========    ========    ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
     Accounts payable .....................................................   $  5,696    $  5,656    $  6,642
     Accrued expenses .....................................................      1,798       2,262       1,736
     Accrued customer returns .............................................      2,122       1,842       1,275
     Short-term borrowings ................................................      1,475         100          --
     Current portion of mortgage note and other long-term debt ............        289         288         279
                                                                              --------    --------    --------
          Total current liabilities .......................................     11,380      10,148       9,932

Mortgage note .............................................................      1,393       1,503       1,476
Other long-term debt ......................................................      4,055       4,232       2,158

Commitments

Stockholders' equity:
     Special preferred stock (par value $0.01), 1,000,000 shares authorized         --          --          --
     Common stock (par value $0.01) 15,000,000 shares authorized,
          4,292,168, 4,248,035 and 4,261,058 shares issued (4,292,168,
          4,241,369 and 4,261,058 shares outstanding) at March 30, 1996,
          March 25, 1995 and June 24, 1995, respectively ..................         43          42          42
     Additional paid-in capital ...........................................     39,868      39,736      39,827
     Unrealized loss on marketable securities .............................       (110)       (124)        (51)
     Accumulated deficit ..................................................    (21,803)    (21,118)    (20,967)
                                                                              --------    --------    --------
          Total stockholders' equity ......................................     17,998      18,536      18,851
                                                                              --------    --------    --------
          Total liabilities and stockholders' equity ......................   $ 34,826    $ 34,419    $ 32,417
                                                                              ========    ========    ========


The accompanying notes are an integral part of the consolidated financial statements.

                       DM MANAGEMENT COMPANY & SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)
                                                   Three Months Ended    Nine Months Ended
                                                   -------------------  --------------------
                                                   March 30, March 25,  March 30,  March 25,
                                                     1996      1995       1996       1995
                                                   --------  ---------  --------   ---------
Net sales ........................................  $23,719   $21,496   $68,996    $54,922

Cost of goods sold ...............................   13,692    12,385    41,113     31,539
                                                    -------   -------   -------    -------
     Gross profit ................................   10,027     9,111    27,883     23,383

Selling, general and administrative expenses .....    9,611     8,900    28,561     22,724
                                                    -------   -------   -------    -------

     Income (loss) from operations ...............      416       211      (678)       659

Interest (income) expense, net ...................      124        71       251        (32)
                                                    -------   -------   -------    -------

     Income (loss) before income taxes ...........      292       140      (929)       691

Provision (benefit) for income taxes .............       29        14       (93)        69
                                                    -------   -------   -------    -------

     Net income (loss) ...........................  $   263   $   126   $  (836)   $   622
                                                    =======   =======   =======    =======

     Net income (loss) per common and common
          equivalent share .......................  $  0.06   $  0.03   $ (0.20)   $  0.13
                                                    =======   =======   =======    =======

     Weighted average common and common equivalent
          shares outstanding .....................    4,503     4,584     4,270      4,634
                                                    =======   =======   =======    =======


The accompanying notes are an integral part of the consolidated financial statements.

                      DM MANAGEMENT COMPANY AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                  Nine Months Ended
                                                                                           ------------------------------
                                                                                           March 30, 1996  March 25, 1995
                                                                                           --------------  --------------
Cash flows from operating activities:
   Net income (loss) .....................................................................     $  (836)     $   622
      Adjustments to reconcile net income (loss) to net cash used by operating activities:
      Depreciation and amortization ......................................................         992          592
   Changes in assets and liabilities:
      Increase in accounts receivable ....................................................      (1,391)        (950)
      Increase in inventory ..............................................................        (797)      (2,284)
      Increase in prepaid catalog expenses ...............................................        (166)      (1,485)
      Increase in other current assets ...................................................        (136)        (230)
      Decrease in accounts payable and accrued expenses ..................................        (492)      (1,017)
      Increase in accrued customer returns ...............................................         847          814
                                                                                               -------      -------
  Net cash used by operating activities ..................................................      (1,979)      (3,938)

Cash flows from investing activities:
      Proceeds from sale of marketable securities ........................................           6        4,130
      Additions to property and equipment ................................................        (526)      (2,378)
      Payments for purchase of Carroll Reed ..............................................        (907)      (4,124)
                                                                                               -------      -------
   Net cash used by investing activities .................................................      (1,427)      (2,372)

Cash flows from financing activities:
      Borrowings under debt agreements ...................................................      23,785       12,445
      Payments of borrowings .............................................................     (20,368)      (6,731)
      Principal payments on capital lease obligations ....................................        (118)        (121)
      Proceeds from stock transactions ...................................................          42           62
                                                                                               -------      -------
   Net cash provided by financing activities .............................................       3,341        5,655

   Net decrease in cash and cash equivalents .............................................         (65)        (655)

Cash and cash equivalents at:
      Beginning of period ................................................................         231          838
                                                                                               -------      -------
      End of period ......................................................................     $   166      $   183
                                                                                               =======      =======

Supplemental cash flow information:
      Non-cash financing activities:
         Increase in capital lease obligations ...........................................     $     -      $   115


The accompanying notes are an integral part of the consolidated financial statements.

                      DM MANAGEMENT COMPANY AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     The financial statements included herein have been prepared by DM Management Company (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and in the opinion of management contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. Accordingly, although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report to Stockholders for the fiscal year ended June 24, 1995, and the Company's quarterly reports for the three months ended September 30, 1995 and the three months ended December 30, 1995, on Form 10-Q.

A.   DEBT

     The Company's credit facilities at March 30, 1996 consisted of (i) a $1,650,000 mortgage note, payments on which are due monthly based on a fifteen year amortization, with the remaining balance payable in full on August 31, 1999; (ii) a $4,000,000 revolving line of credit (the "$4,000,000 Revolver") which expires on October 31, 1996, with an option to convert to a five-year term loan at that time; (iii) a $3,000,000 revolving line of credit (the "$3,000,000 Revolver") which expires on November 30, 1996; and, (iv) a $3,000,000 revolving line of credit (the "Temporary $3,000,000 Revolver") which expired on April 15, 1996.

     A summary of the Company's revolving lines of credit at March 30, 1996 follows:

                                              Maximum
                                             Available        Outstanding
                                             ---------        -----------

$3,000,000 Revolver                         $ 3,000,000       $1,475,000
Temporary $3,000,000 Revolver                 3,000,000                -
$4,000,000 Revolver                           4,000,000        4,000,000
                                            -----------       ----------
    Total revolving lines of credit         $10,000,000       $5,475,000
                                            ===========       ==========

     Currently, the Company's credit facilities are collateralized by the Company's marketable securities. The mortgage note is also collateralized by a first mortgage on the Company's office and distribution facility. The terms of the Company's financing arrangements contain various lending conditions and covenants, including restrictions on permitted liens, limitations on capital expenditures and dividends, and compliance with certain financial coverage ratios.

B.   MARKETABLE SECURITIES

     During third quarter fiscal 1996, the Company determined that it may choose not to hold its marketable securities for a period longer than one year. As a result, the Company has reclassified its marketable securities as current in the accompanying consolidated balance sheet at March 30, 1996. The marketable securities continue to be categorized as available-for-sale and are carried at fair value in the accompanying consolidated balance sheets.

C.   INVENTORY

     Inventory, consisting of merchandise for sale, is stated at the lower of cost or market, with cost determined using the first-in, first-out method.

                      DM MANAGEMENT COMPANY AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

D.   NET INCOME (LOSS) PER SHARE

     Net income (loss) per common and common equivalent share is computed by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents consist of common stock issuable on the exercise of outstanding stock options and are calculated using the treasury method. Fully diluted net income (loss) per share has not been presented because the amount would not differ significantly from that presented.

E.   RECLASSIFICATIONS

     Certain financial statement amounts have been reclassified to be consistent with current period presentation.

F.   FISCAL YEAR

     The Company's fiscal year is comprised of 52-53 weeks. Fiscal 1995 ended on June 24, 1995 and included 52 weeks. Fiscal 1996 will be a 53-week year ending on June 29, 1996. The additional week was added in the first quarter of fiscal 1996.

G.   SUPPLEMENTAL CASH FLOW INFORMATION

     During fiscal 1995, the Company purchased certain assets and assumed certain liabilities of Carroll Reed, Inc. and Carroll Reed International Limited ("CRIL"). At the time of acquisition, the Company paid $4,124,000 in connection with the purchase of the Carroll Reed assets, inclusive of ancillary costs, and established certain accruals totaling $1,180,000. During third quarter fiscal 1996, the Company made a final payment to CRIL equal to ten percent (10%) of the net sales (as defined in the purchase agreement) during calendar 1995 from the Carroll Reed catalog. This payment, totaling $907,000, increased the total purchase price of the acquisition to $6,211,000 and was accrued and capitalized to intangible assets as such net sales were realized.

     This acquisition is being accounted for under the purchase method of accounting. The cost of the acquisition, including ancillary costs, has been allocated to net tangible assets acquired on the basis of the estimated fair market value of the tangible assets acquired, approximately $257,000, and the liabilities assumed. The excess of such costs over the fair value of the net tangible assets acquired, approximately $5,954,000, has been allocated to the Carroll Reed trademark, service mark and customer list.

H.   SEGMENT OF BUSINESS REPORTING

     The operations of the Company are divided into the following business segments for financial reporting purposes:

               HISTORIC CORE BUSINESS SEGMENT

               The historic core business segment markets classic apparel designed to appeal to the affluent, well-educated woman. This segment is characterized by disposable income and net worth significantly above the national average. This segment markets its products nationally through three catalog concepts: The Very Thing!, Nicole Summers and J. Jill, Ltd.

               CARROLL REED SEGMENT

               The Carroll Reed segment markets fitted apparel designed to appeal to a younger, more price-conscious consumer. This segment markets its products nationally through the Carroll Reed catalog concept.


                      DM MANAGEMENT COMPANY AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONCLUDED)
                                   (UNAUDITED)

     Net sales, income (loss) before income taxes, identifiable assets, capital expenditures and depreciation and amortization pertaining to the business segments in which the Company operates are presented below (in thousands):

                                                Three Months Ended              Nine Months Ended
                                             -------------------------      -------------------------
                                             March 30,      March 25,       March 30,       March 25,
                                               1996            1995            1996            1995
                                             ---------      ---------       ---------       ---------
Net sales
   Historic core business                    $19,733         $19,704         $58,973         $53,130
   Carroll Reed                                3,986           1,792          10,023           1,792
                                             -------         -------         -------         -------
                                             $23,719         $21,496         $68,996         $54,922
                                             =======         =======         =======         =======

Income (loss) before income taxes
   Historic core business                    $ 1,348         $   883         $ 2,039         $ 2,363
   Carroll Reed                                 (229)           (117)         (1,010)           (117)
   Unallocated corporate expenses (a)           (703)           (555)         (1,707)         (1,587)
   Interest income (expense), net               (124)            (71)           (251)             32
                                             -------         -------         -------         -------
                                             $   292         $   140         $  (929)        $   691
                                             =======         =======         =======         =======

Identifiable assets
   Historic core business                    $22,690         $23,950         $22,690         $23,950
   Carroll Reed                                8,252           6,593           8,252           6,593
   General corporate assets (b)                3,884           3,876           3,884           3,876
                                             -------         -------         -------         -------
                                             $34,826         $34,419         $34,826         $34,419
                                             =======         =======         =======         =======

Capital expenditures
   Historic core business                    $   408         $   110         $   526         $ 2,378
   Carroll Reed                                   --              --              --              --
                                             -------         -------         -------         -------
                                             $   408         $   110         $   526         $ 2,378
                                             =======         =======         =======         =======

Depreciation and amortization
   Historic core business                    $   221         $   189         $   653         $   491
   Carroll Reed                                  113             101             339             101
                                             -------         -------         -------         -------
                                             $   334         $   290         $   992         $   592
                                             =======         =======         =======         =======

(a) Unallocated corporate expenses include corporate management costs and administrative expenses.
(b) General corporate assets are the Company's marketable securities, net of unrealized depreciation.

                      DM MANAGEMENT COMPANY AND SUBSIDIARY
                                    FORM 10-Q
                        FOR QUARTER ENDED MARCH 30, 1996


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


A.        RESULTS OF OPERATIONS

          QUARTERLY OVERVIEW

               Net income for the three months ended March 30, 1996 ("third quarter fiscal 1996") was $263,000 or $0.06 per share as compared to net income of $126,000 or $0.03 per share for the three months ended March 25, 1995 ("third quarter fiscal 1995"). Increased catalog productivity and higher response rates associated with management's revised circulation strategy were responsible for the improvement in third quarter fiscal 1996 results as compared to the prior year.

          COMPARISON OF THREE MONTHS ENDED MARCH 30, 1996 WITH THREE MONTHS ENDED MARCH 25, 1995.

               The operations of the Company are divided into two segments for financial reporting purposes - the historic core business segment and the Carroll Reed segment. The historic core business segment markets classic apparel designed to appeal to the affluent, well-educated woman. This segment is characterized by disposable income and net worth significantly above the national average. This segment markets its products nationally through three catalog concepts: The Very Thing!, Nicole Summers and J. Jill, Ltd. The Carroll Reed segment markets fitted apparel designed to appeal to a younger, more price-conscious consumer. This segment markets its products nationally through the Carroll Reed catalog concept.

               Sales and circulation. Net sales for third quarter fiscal 1996 increased 10.3% to $23.7 million from $21.5 million for third quarter fiscal 1995. Carroll Reed segment net sales for third quarter fiscal 1996 increased 122.4% to $4.0 million from $1.8 million for third quarter fiscal 1995, accounting for substantially all of the increase in total net sales between periods. The Company's third quarter fiscal 1996 circulation decreased 5.7% as compared to third quarter fiscal 1995. The decline is attributable to the Company's more targeted circulation strategy and to later mailings of its Spring season catalogs to better match the timing of the mailings with consumer needs. The Company's Carroll Reed segment circulation increased 35.0% as compared to third quarter fiscal 1995, primarily due to the addition of a sale book and another Spring season catalog in third quarter fiscal 1996. Circulation of the Company's historic core business segment declined 11.2% as compared to third quarter fiscal 1995. Response rates and average revenue per order increased during third quarter fiscal 1996 compared to third quarter fiscal 1995.

               Gross profit. Gross profit as a percentage of net sales was 42.3% in third quarter fiscal 1996, as compared to 42.4% in third quarter fiscal 1995. The historic core business segment positively affected the total gross profit percentage as the Company's less aggressive inventory purchasing strategy resulted in fewer overstocks compared to the prior year. The Carroll Reed segment's gross profit percentage for third quarter fiscal 1996 declined compared to third quarter fiscal 1995. The Carroll Reed segment's prior year product costs were lower due to inventory procured in connection with the Carroll Reed acquisition.

               Selling, general and administrative expenses. Selling, general and administrative expenses were $9.6 million or 40.5% of net sales in third quarter fiscal 1996, compared to $8.9 million or 41.4% of net sales in third quarter fiscal 1995. Third quarter fiscal 1996 selling, general and administrative expenses for the Carroll Reed segment increased $0.8 million over third quarter fiscal 1995 levels. Increased catalog productivity during third quarter fiscal 1996 resulted in decreased selling, general and administrative costs as a percentage of net sales as compared to third quarter fiscal 1996.

               Interest (income) expense. Interest income decreased slightly to $55,000 in third quarter fiscal 1996 as compared to $65,000 in third quarter fiscal 1995. Interest expense increased to $179,000 in third quarter fiscal 1996 as compared to $136,000 in third quarter fiscal 1995, due to the Company's increased use of its revolving credit facilities.

                      DM MANAGEMENT COMPANY AND SUBSIDIARY
                                    FORM 10-Q
                        FOR QUARTER ENDED MARCH 30, 1996

               Income taxes. The Company's effective tax rate was 10% for third quarter fiscal 1996 and third quarter fiscal 1995. The effective rate reflects the full tax rate at the state level where operating loss carryforwards have been fully utilized and are no longer available, as well as the impact of the federal alternative minimum tax.

          COMPARISON OF NINE MONTHS ENDED MARCH 30, 1996 WITH NINE MONTHS ENDED MARCH 25, 1995.

               The Company's fiscal year is comprised of 52-53 weeks. Fiscal 1996 will be a 53-week year ending June 29, 1996. The additional week was added in the first quarter of fiscal 1996. Accordingly, all comparisons of the nine months ended March 30, 1996 to the nine months ended March 25, 1995 are comparisons of a 40-week period to a 39-week period.

               Sales and circulation. Net sales for the nine months ending March 30, 1996 increased 25.6% to $69.0 million from $54.9 million for the nine months ending March 25, 1995. The Company's Carroll Reed segment accounted for $8.2 million of the $14.1 million increase between periods. Carroll Reed segment mailings accounted for the majority of the 16.5% circulation increase between periods. Response rates and average revenue per order increased during the first nine months of fiscal 1996 compared to the first nine months of fiscal 1995.

               Gross profit. Gross profit as a percentage of net sales was 40.4% for the nine months ending March 30, 1996 as compared to 42.6% for the nine months ending March 25, 1995. The highly competitive pricing environment in the apparel market, an increase in the Company's off price and Carroll Reed segment sales volume, and the corresponding loss of operational leverage during the first nine months of fiscal 1996 as compared to the first nine months of fiscal 1995 resulted in the decline in the gross profit percentage.

               Selling, general and administrative expenses. Selling, general and administrative expenses were $28.6 million for the nine months ending March 30, 1996, compared to $22.7 million for the nine months ending March 25, 1995 or 41.4% of net sales for both nine-month periods. The Company's Carroll Reed segment accounted for $3.8 million of the increase between periods. Paper price increases and U.S. Postal Service rate increases announced in January 1995 dramatically increased the cost of producing and mailing a catalog during the first nine months of fiscal 1996 as compared to the first nine months of fiscal 1995. Increased response rates and sales volume mitigated the effects of these cost increases during the first nine months of fiscal 1996.

               Interest (income) expense. Interest income decreased to $158,000 for the nine months ending March 30, 1996 as compared to $216,000 for the nine months ending March 25, 1995, primarily as a result of lower invested balances during the first nine months of fiscal 1996. Interest expense increased to $409,000 for the nine months ending March 30, 1996 as compared to $184,000 for the nine months ending March 25, 1995, due to the Company's increased use of its revolving credit facilities and the $1,650,000 mortgage loan on the Company's office and distribution center.

               Income taxes. The Company's effective tax rate was 10% for the nine months ending March 30, 1996 and March 25, 1995. The effective rate reflects the full tax rate at the state level where operating loss carryforwards have been fully utilized and are no longer available, as well as the impact of the federal alternative minimum tax.

B.       LIQUIDITY AND CAPITAL RESOURCES

               The Company has two selling seasons which correspond to the fashion seasons. The Fall season begins in July and ends in December. The Spring season begins in January and ends in early July. In connection with each selling season, the Company incurs significant costs in advance of revenue generation. These expenditures consist primarily of inventory acquisition costs and catalog development, production and mailing costs. The Company's primary working capital need is to support these costs. During the first nine months of 1996, the Company satisfied its working capital requirements through funds generated from operations and through use of its credit facilities.

                      DM MANAGEMENT COMPANY AND SUBSIDIARY
                                    FORM 10-Q
                        FOR QUARTER ENDED MARCH 30, 1996


               Inventory levels at March 30, 1996 were 4.5% lower than at March 25, 1995. Inventory levels declined compared to the prior year due to the successful implementation of a less aggressive inventory purchasing strategy during the nine months ended March 30, 1996. Prepaid catalog expenses at March 30, 1996 were 10.1% higher than at March 25, 1995. Catalog costs attributable to increased Carroll Reed catalog circulation were primarily responsible for the increase.

               The Company's credit facilities at March 30, 1996 consisted of
          (i) a $1,650,000 mortgage note, payments on which are due monthly based on a fifteen year amortization, with the remaining balance payable in full on August 31, 1999; (ii) a $4,000,000 revolving line of credit which expires on October 31, 1996, with an option to convert to a five-year term loan at that time; (iii) a $3,000,000 revolving line of credit which expires on November 30, 1996; and, (iv) a $3,000,000 revolving line of credit which expired on April 15, 1996.

               Currently, the Company's credit facilities are collateralized by the Company's marketable securities. The mortgage note is also collateralized by a first mortgage on the Company's office and distribution facility. The terms of the Company's financing arrangements contain various lending conditions and covenants, including restrictions on permitted liens, limitations on capital expenditures and dividends, and compliance with certain financial coverage ratios.

               During third quarter fiscal 1996, the Company determined that it may choose not to hold its marketable securities for a period longer than one year. As a result, the Company has reclassified its marketable securities as current in the accompanying consolidated balance sheet at March 30, 1996.

               The Company's existing credit facilities and those anticipated to be available in the future, its marketable securities and its cash flows from operations are expected to provide the capital resources necessary to support the Company's operating needs for the foreseeable future.

                      DM MANAGEMENT COMPANY AND SUBSIDIARY
                                    FORM 10-Q
                        FOR QUARTER ENDED MARCH 30, 1996


PART II. OTHER INFORMATION.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company held a Special Meeting of Stockholders on April 25, 1996. At the Special Meeting, the stockholders of the Company voted to approve the following actions by the following votes:

     1. To increase the number of shares of common stock that may be issued pursuant to the options granted under the 1993 Incentive and Nonqualified Stock Option Plan from 300,000 to 700,000.

                                                    Number of Shares
                                                    ----------------
               For                                      2,333,392
               Against                                    254,634
               Abstain                                      3,500
               Broker non-votes                           501,693

     2.   To provide for additional formula stock option grants under the 1993
          Incentive and Nonqualified Stock Option Plan to members of the Company's Board of Directors who are not employees of the Company or any parent or subsidiary of the Company.

                                                    Number of Shares
                                                    ----------------
               For                                      2,945,994
               Against                                    144,046
               Abstain                                      3,449
               Broker non-votes                                 0

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS

Certificate of Incorporation and By-Laws
- ----------------------------------------
3.1   Restated Certificate of Incorporation of the Company (included as Exhibit
      4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 25, 1993, File No. 0-22480, and incorporated herein by reference)

3.2 Amended and Restated By-Laws of the Company (included as Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended
      March 26, 1994, File No. 0-22480, and incorporated herein by reference)

Material Contracts
- ------------------
10.1  1993 Incentive and Nonqualified Stock Option Plan, as amended

27    Financial Data Schedule

Per Share Earnings
- ------------------
11.1 Statement re: computation of per share earnings

REPORTS ON 8-K

     As previously reported in the Company's Form 10-Q for the quarter ended December 30, 1995, the Company filed a report on Form 8-K dated January 3, 1996, with the Securities and Exchange Commission in connection with the announcement that Gordon R. Cooke had been named President, Chief Executive Officer and a Director, and that Samuel L. Shanaman had become Chief Operating Officer and would continue as a director.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          DM MANAGEMENT COMPANY


Dated:  May 13, 1996      By: /s/ Samuel L. Shanaman
                              ----------------------
                              Samuel L. Shanaman
                              Authorized Officer
                              Executive Vice President, Chief Operating Officer
                               and Chief Financial Officer (Principal Financial Officer)

                      DM MANAGEMENT COMPANY AND SUBSIDIARY
                                    FORM 10-Q
                        FOR QUARTER ENDED MARCH 30, 1996

                                  EXHIBIT INDEX

Exhibit No.  Description                                                   Page
- -----------  -----------                                                   ----

3.1          Restated Certificate of Incorporation of the Company             *

3.2          Amended and Restated By-Laws of the Company                      *

10.1         1993 Incentive and Nonqualified Stock Option Plan, as amended   15

11.1         Statement re: computation of per share earnings                 37

27           Financial Data Schedule                                         39


*  Incorporated by reference