Form 10-K
period 1996-06-29
D M MANAGEMENT CO
filed 1996-09-26
CIK 910721

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------
                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR FISCAL YEAR ENDED JUNE 29, 1996.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR TRANSITION PERIOD FROM _________ TO _________.


                         COMMISSION FILE NUMBER 0-22480

                              DM MANAGEMENT COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


           DELAWARE                                   04-2973769
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)


     25 RECREATION PARK DRIVE
          HINGHAM, MA                                 02043
(Address of principal executive offices)            (Zip Code)


Registrant's telephone number, including area code          (617) 740-2718


Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class:       Common Stock, $0.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 day    Yes  X  No
                                        ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of September 9, 1996, the aggregate market value of voting stock held by non-affiliates of the Registrant was $8,700,348 based on the closing price ($3,875 per share) for the common stock as reported on the Nasdaq National Market on September 9, 1996.

Shares outstanding of the Registrant's Common Stock at September 9, 1996: 4,326,157


Certain portions of the Proxy Statement for the Annual Meeting of Stockholders of DM Management Company to be held on November 8, 1996, which will be filed with the Securities and Exchange Commission within 120 days after June 29, 1996, are incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.


                            Total number of pages 62
                   The Exhibit Index is located on Pages 38-39

                                 DM MANAGEMENT COMPANY AND SUBSIDIARY
                                               INDEX TO
                                      ANNUAL REPORT ON FORM 10-K
                                  FOR FISCAL YEAR ENDED JUNE 29, 1996

                                  -----------------------------------

Part I                                                                                              Page
                                                                                                    ----
   Item 1.   Business................................................................................3-6
   Item 2.   Properties............................................................................... 7
   Item 3.   Legal Proceedings.........................................................................7
   Item 4.   Submission of Matters to a Vote of Security Holders.......................................7

Part II

   Item 5.   Market for Registrant's Common Equity and Related Shareholder Matters.....................8
   Item 6.   Selected Consolidated Financial Data......................................................9
   Item 7.   Management's Discussion and Analysis of Consolidated Financial Condition and
                      Results of Operations........................................................10-12
   Item 8.   Consolidated Financial Statements and Supplementary Data..............................13-30
   Item 9.   Changes in and Disagreements on Accounting and Consolidated Financial Disclosure.........31

Part III

   Item 10.  Directors and Executive Officers of the Registrant.......................................32
   Item 11.  Executive Compensation...................................................................32
   Item 12.  Security Ownership of Certain Beneficial Owners and Management...........................32
   Item 13.  Certain Relationships and Related Transactions...........................................32

Part IV

   Item 14.  Exhibits, Consolidated Financial Statements and Schedules, and Reports on Form 8-K....33-36

Signatures............................................................................................37

                                     PART I

ITEM 1. BUSINESS

GENERAL

     DM Management Company ("DM Management" or the "Company") is a national direct marketer of a broad assortment of classic women's apparel and accessories. The Company markets its products primarily through three catalog concepts, J. Jill, Ltd., Nicole Summers and The Very Thing!. The Company strives to provide superior quality products and excellent customer service. Its catalogs are designed to appeal to the mature, upscale woman.

     Beginning in December 1994, the Company also marketed merchandise through its Carroll Reed catalog. On May 20, 1996, the Company announced its plan to discontinue the operations of its Carroll Reed segment. Accordingly, the Carroll Reed segment has been accounted for as a discontinued operation, and all assets, liabilities, results of operations and cash flows associated with the Carroll Reed segment have been segregated from those associated with continuing operations. The information set forth in this item relates to the Company's continuing operations unless otherwise noted. The divestiture of the Carroll Reed segment enables the Company to invest its resources in its profitable and growing core business - J. Jill, Ltd., Nicole Summers and The Very Thing!. The Company expects to conclude its divestment of the Carroll Reed segment during fiscal 1997.

THE COMPANY'S CATALOGS

     During the year ended June 29, 1996 ("fiscal 1996"), the Company mailed approximately 42 million catalogs. These mailings include regular seasonal mailings of its principal catalogs, and periodic mailings of its specialty and sale catalogs. Each of the Company's principal catalogs embodies a distinctive concept. These principal catalogs are distributed in three editions per season. Each edition may be mailed several times with variations in format and content. The principal catalogs are as follows:

     J. JILL, LTD. - "Uncomplicated Style." J. Jill, Ltd. features comfortable and easy-to-wear clothing, ranging from casual apparel to special-occasion dressing. Never trendy, J. Jill, Ltd. has a relaxed, confident styling and season-spanning wearability. Approximately sixty percent of the items offered in fiscal 1996 were private-label. Brand-name merchandise, from vendors such as Sigrid Olson, Northern Isles and Rockport, enhanced the collection.

     NICOLE SUMMERS - "A spirited style all your own." Nicole Summers targets women whose style is distinct but eclectic. Brand-name merchandise such as Marisa Christina, Maggy Boutique, Sandy Starkman and Caron constituted approximately forty percent of Nicole Summers' merchandise in fiscal 1996. These recognized names were complemented by private-label merchandise, bringing customers an original and diverse selection.

     THE VERY THING! - "A wardrobe for elegant living." The Very Thing! offers refined apparel for women with discerning tastes. The merchandise features quality brands such as Gay Boyer Collections, Bleyle, Castleberry, Ruth Norman, Laura Knits, Maggy London, Adrianna Papell and Herbert Grossman. These brands accounted for approximately two-thirds of the merchandise available in fiscal 1996. Other featured apparel consists of private-label goods, primarily coordinated separates, cotton knits and sweaters.


     The following table provides a summary of circulation and net sales by concept for fiscal 1996 (circulation and dollars in millions):

                                       Circulation as a                 Net Sales as a
                                       Percent of Total                Percent of Total
                        Circulation      Circulation       Net Sales     Net Sales
                        -----------    ----------------    ---------   ----------------

The Very Thing!                11.3          27%             $21.3           27%
Nicole Summers                 12.4          30%              26.6           33%
J. Jill, Ltd.                   8.6          21%              16.1           20%
Combined mailings (1)           9.3          22%              14.8           18%
Outlet stores                   N/A          N/A               1.8            2%
                               ----         ----             -----          ---
     Total                     41.6         100%             $80.6          100%
                               ====         ====             =====          ===

(1) Includes sale catalogs and Our Favorites, which features the most popular items from each of the Company's principal catalogs.

MERCHANDISING

     The Company's principal catalogs offer an extensive wardrobe assortment in a wide range of sizes, and beginning in fiscal 1997, specialty gift items. Merchandise styles are classic with a focus on quality and are not subject to radical change. Changes in merchandise assortments and styles are made carefully based on changing customer preferences and tastes.

     The Company offers both brand-name and private-label merchandise. Brand-name products are selected from the regular offerings of the Company's vendors. Private-label products are primarily basic items such as cotton knits and sweaters and are used to round out and complement the overall merchandise assortment. In order to ensure that private-label merchandise is manufactured to the Company's quality standards, product managers, quality assurance specialists and an in-house fit specialist develop the Company's own quality guidelines and sizing standards.

     The Company sells domestically produced and imported merchandise which it purchases in the open market from approximately 340 different vendors. During fiscal 1996, approximately 8% of the Company's merchandise was purchased directly from one foreign vendor. As a result of its overseas sourcing, the Company is subject to the risks generally associated with doing business abroad, including fluctuations in the value of currencies, export duties, quotas, work stoppages and, in certain parts of the world, political instability. To date, these factors have not had a material adverse impact on the Company's operations.

INVENTORY MANAGEMENT

     The Company's inventory management goal is to maintain a high initial fulfillment rate while maximizing inventory turnover rates and minimizing the amount of unsold merchandise at the end of each selling season. To achieve this goal, the Company seeks to schedule merchandise deliveries to immediately precede expected increases in customer demand; and, where practicable, orders inventory in several lots with the size of reorders dependent on customer demand.

     Initial purchase quantities are based on a variety of factors, including past experience with the same or similar products, future availability, shipping time, and the Company's ability to negotiate a reorder commitment from the vendor. The Company uses software specifically developed for use in the direct marketing industry ("the Forecasting System") for sales analysis, forecasting and inventory control. The Forecasting System allows sales and other data for each catalog to be sorted by various criteria specified by the user, such as performance by segment (e.g., rented names), performance by cell (e.g., 12-month customers), performance by merchandise category (e.g., sportswear) and performance by item. Using this information, the Company projects gross demand and returns for each item and, based on these projections and inventory on hand and on order, makes decisions regarding additional purchases.

     The Company sells overstocks and prior season's merchandise through inbound telemarketing, sales pages bound into its full-price catalogs, periodic sale catalogs and its three outlet stores. A fourth outlet store is being used by the Company on a temporary basis in order to liquidate Carroll Reed inventory in connection with the Company's divestiture of the Carroll Reed segment.

MARKETING AND CIRCULATION MANAGEMENT

     The Company maintains customer lists for its three titles and several other catalogs which it no longer distributes. These lists contain approximately 2.2 million names, as well as certain historical information and purchase behavior data associated with those names. Approximately 498,000 of these names represent customers who had purchased from any of the Company's catalogs at least once during fiscal 1996 (12-month customers). The Company's database of names and purchasing histories is maintained off-site by a service bureau which sorts and processes this information in accordance with instructions from the Company. The Company provides transaction updates via tape to the service bureau on a weekly basis. The service bureau is required by its agreement with the Company to maintain the confidentiality of the Company's customer lists.

     The Company applies statistical modeling and segmentation techniques to its customer list on a catalog by catalog basis in order to devise its catalog marketing and circulation strategies. The resulting analysis is used to determine which of the Company's catalogs will be mailed to which customers, and the frequency of such mailings.

     In addition to mailing to customers currently in its database, the Company has on ongoing customer acquisition program designed to attract new customers on a cost effective basis. The primary source of new customers is lists rented from or exchanged with other mailers and compilers. Before these lists are used, they are edited in order to identify and delete names already on the Company's house file and to enhance their probable performance.

TELESERVICES AND CUSTOMER SERVICE

     The Company designs its teleservice and customer service standards to exceed customers' expectations. In order to support these standards, the Company's teleservice representatives ("personal shoppers") and customer service representatives are trained in telephone selling techniques including the selling of alternates, coordinates and other full-price and sale items. Training also emphasizes a courteous, helpful approach which informs the customer about the Company's products and policies. Prior to release of each catalog, the Company's merchants review that catalog's merchandise with the personal shoppers to highlight each style's specific selling points. In addition, samples from every current catalog are available for physical inspection by the personal shoppers should the customer want to know more about an item. A substantial portion of each personal shopper's performance evaluation is based on how well the personal shopper meets customer service standards.

     During fiscal 1996, approximately 1.1 million calls were received by the Company's personal shoppers of which roughly 16% related to the Carroll Reed segment. Orders are taken 24 hours a day, 365 days a year. Orders not placed by telephone are received by mail or telecopier. Telephone orders are processed on-line, through direct real-time access to the Company's data processing system. This system provides information concerning product availability, product specifications, available substitutes, coordinates and accessories. The system also provides information concerning the customer's purchasing history, which permits the personal shopper to establish a personalized dialog with each customer.

     In an effort to build brand loyalty and to provide additional convenience for its customers, the Company introduced its own private-label credit card, The Catalog Account, in the Fall 1995 selling season. The Company launched its credit card program by offering credit to existing customers who were prescreened for creditworthiness using automated screening and credit scoring techniques. Response to these offers has been favorable, with approximately 35,000 customers becoming cardholders, and approximately $7.7 million in net sales attributable to those cardholders in the first twelve months of the program. The Company has retained a service bureau to provide all the necessary services required to manage its credit card program. Services include credit screening and approval, credit processing, card issuance, billing/payment processing, collections and reporting. Credit risks associated with the credit card program are assumed by the service bureau.

FULFILLMENT

     The Company uses an integrated computerized picking, packing and shipping system in order to facilitate quick delivery. The system monitors the in-stock status of each item ordered, processes the order and generates all related packing and shipping materials, taking into account the location of items within the distribution center. During fiscal 1996, the Company shipped approximately
1.2 million packages from its distribution facility, including approximately 200,000 Carroll Reed packages. In fiscal 1996, the Company shipped approximately 76% of all ordered items on the day of order acceptance and the Company was able ultimately to ship approximately 95% of all items for which orders were accepted.

     In June 1996, the Company began offering its customers a choice of shipping options with varying costs depending on desired delivery speed. The Company now offers quick delivery of its customer orders via the U.S. Postal Service, as well as its traditional next day delivery service. Under its agreement with an air cargo courier, the Company has received specific rates by agreeing to use the courier for substantially all of its air express deliveries.

CUSTOMER GUARANTEE AND RETURNS

     The Company offers an unqualified merchandise guarantee. If a customer is not completely satisfied with any item, for any reason, the customer may return it for an exchange or a prompt, full refund of the purchase price. For fiscal 1996, the Company experienced customer returns, net of exchanges, of approximately 29% of items shipped.

     Returns are received and processed as a separate activity to maintain control over the returned product, initiate the refund process and, if necessary, obtain appropriate credit from suppliers. Return experience is closely monitored at the item level to identify any product quality and fit issues. Information generated by this monitoring process is used to assess future purchases, enhance customer satisfaction and reduce overall returns. Returned merchandise is inspected carefully and, unless damaged, is cleaned, pressed and returned to the Company's inventory. Approximately 95% of returned merchandise is recycled into the Company's inventory.

CATALOG PRODUCTION AND MAILING

     Significant portions of the Company's catalogs are produced in-house using desktop publishing, thereby providing cost savings and flexibility to make changes relatively late in the production cycle. The Company engages an outside creative agency for catalog design. All of the Company's catalogs are printed commercially under the Company's supervision. The Company significantly reduces mailing costs by sorting mailings by Zip Code to the carrier route level and also prints the "zip plus four" bar code to obtain optimum postal discounts.

COMPETITION

     The direct marketing industry is both highly fragmented and highly competitive. The Company's principal competitors are other catalog companies, retail stores, including discount stores and department stores, and television home shopping networks. In recent years, many new competitors have entered the mail order catalog industry, and competition from established companies has increased. Many of the Company's competitors have greater financial, distribution and marketing resources than the Company. The Company competes principally on the basis of its broad selection of quality women's apparel and accessories selected for its target market, optional overnight delivery of in-stock items, its personalized customer service and its unconditional guarantee.

EMPLOYEES

     As of August 24, 1996, the Company employed 377 individuals, including individuals working in the Carroll Reed segment, of whom 288 were full-time (those employees scheduled to work 30 hours or more per week) and 89 were part-time. The divestiture of the Carroll Reed segment is not expected to significantly reduce the number of people employed by the Company. None of the Company's employees is represented by a union. The Company considers its employee relations to be good.

TRADEMARKS AND SERVICE MARKS

     The Company has registered the names and logos of its three principal catalogs, The Very Thing!, Nicole Summers and J. Jill, Ltd., as service marks with the United States Patent and Trademark Office. During fiscal 1995, the Company acquired the Carroll Reed trademark and service mark. In conjunction with its decision to discontinue the Carroll Reed segment, the Company is currently pursuing a buyer for the related trademark and service mark. The Company also has a service mark registration for The Catalog Outlet Store under which it operates its outlet stores.

GOVERNMENT REGULATION

     The catalog sales business conducted by the Company is subject to the Merchandise Mail Order Rule and related regulations promulgated by the Federal Trade Commission, which prohibit unfair methods of competition and unfair or deceptive acts or practices in connection with mail order sales and require sellers of mail order merchandise to conform to certain rules of conduct with respect to shipping dates and shipping delays. The Company believes it is in compliance with such regulations.

     The Company currently collects sales tax on sales to Massachusetts customers. Many states have attempted to require that out-of-state direct marketers collect use taxes on sales of products shipped to their residents. The United States Supreme Court has held unconstitutional a state's imposition of use tax collection obligations on an out-of-state mail order company whose only contacts with the state were the distribution of catalogs and other advertising materials through the mail and subsequent delivery of purchased goods by parcel post and interstate common carriers but has stated that Congress could enact legislation authorizing the states to impose such obligations. Management is unable to predict the likelihood of Congress passing this or similar legislation, and whether the Company will, in the future, be required to collect sales and use taxes in the various states. If such legislation is passed or the Supreme Court alters its position to permit imposition of such obligations, the Company would incur additional administrative expense. The Company is unable, at this time, to predict the impact of the collection of sales or use taxes on its financial position, results of operations and cash flows.

ITEM 2.   PROPERTIES

     The following table sets forth certain information relating to the Company's principal facilities:

                                 SQUARE                                                   TYPE OF        LEASE
LOCATION                         FOOTAGE                   FUNCTION                       INTEREST    TERMINATION
- --------                         -------                   --------                       --------    -----------

Meredith, New Hampshire          93,120      Distribution Center and Offices               Owned     Not Applicable
(approximately 25 acres)

Hingham, Massachusetts           23,719      Catalog Production Facilities and Offices     Leased       03/31/00

Meredith, New Hampshire           3,600      Outlet Store                                  Leased       07/01/99

North Conway, New Hampshire       2,567      Outlet Store                                  Leased       02/28/02

North Conway, New Hampshire       3,538      Outlet Store                                  Leased       10/15/96

Bedford, Massachusetts            5,255      Outlet Store                                  Leased       04/15/00

Laconia, New Hampshire           15,868      Warehouse                                     Leased       04/15/97




ITEM 3.   LEGAL PROCEEDINGS

     The Company is not a party to any material legal proceedings and did not settle any material legal proceedings during the fourth quarter of fiscal 1996.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The common stock of the Company is listed on the Nasdaq National Market under the symbol "DMMC." As of September 9, 1996, the approximate number of shareholders of record of common stock of the Company was 300. The Company believes that the approximate number of beneficial holders of common stock of the Company is approximately 1,000.

     The following table sets forth, for the periods shown, the high and low per share sales prices of the Company's Common Stock as reported on the Nasdaq consolidated reporting system.

                                                                 HIGH      LOW
                                                                 ----      ---
        Fiscal 1995:   First Quarter............................ 10        8 1/4
                       Second Quarter .......................... 9         4 1/8
                       Third Quarter............................ 5 1/4     2 1/2
                       Fourth Quarter........................... 3 3/4     2 1/4

        Fiscal 1996:   First Quarter............................ 4 1/8     1 7/8
                       Second Quarter........................... 2 5/8     1 7/8
                       Third Quarter............................ 2 7/8     2
                       Fourth Quarter........................... 5 3/8     2 5/8

     The Company has never declared or paid cash dividends on its common stock. The Company currently intends to retain its earnings for use in the operation and expansion of its business. The payment of any future dividends will be determined in light of the then current conditions, including the Company's earnings, financial condition and requirements, restrictions in financing agreements and other factors. Under the terms of the Company's existing debt agreements with a commercial bank, the Company is not permitted to pay dividends in excess of twenty-five percent of net income without the commercial bank's consent.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data of the Company set forth below have been derived from the consolidated financial statements of the Company for the periods indicated. This selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations" and the Company's consolidated financial statements and footnotes.

     On May 20, 1996, the Company announced its plan to discontinue the operations of its Carroll Reed segment. Accordingly, the Carroll Reed segment has been accounted for as a discontinued operation, and all assets, liabilities, results of operations and cash flows associated with the Carroll Reed segment have been segregated from those associated with continuing operations.

     During the second quarter of the year ended June 25, 1994, the Company completed its initial public offering ("IPO") of 2,070,000 shares of common stock at $9.00 per share. In conjunction with the IPO, all shares of the Company's preferred stock were converted into 2,372,895 shares of common stock. In addition, all outstanding common stock warrants were exercised for 286,881 shares of common stock.

                                                                         FISCAL YEAR ENDED
(amounts in thousands, except per share data)  ---------------------------------------------------------------------
                                                JUNE 27,      JUNE 26,       JUNE 25,     JUNE 24,       JUNE 29,
                                                 1992           1993          1994          1995           1996
                                                --------      --------       --------     --------       --------
RESULTS OF OPERATIONS:
Net sales ...............................       $41,532        $47,510       $63,337       $72,691       $80,585
Income (loss) from continuing operations         (2,411)         1,547         3,269           765           235
Net income (loss) .......................        (2,411)         1,547         3,269           773        (9,350)
Income (loss) from continuing operations
   per common and common equivalent share         (2.07)          0.60          0.80          0.17          0.05
Net income (loss) per common and common
   equivalent share .....................         (2.07)          0.60          0.80          0.17         (2.11)

FINANCIAL POSITION (END OF PERIOD):
Total assets ............................       $ 6,935        $ 8,849       $26,923       $31,612       $27,069
Working capital .........................           737          1,075         9,305         6,315         6,988
Total debt ..............................         7,270            594           415         3,913         5,269
Stockholders' equity (deficit) ..........        (5,962)         1,645        17,861        18,851         9,480

STATISTICS ON CONTINUING OPERATIONS:
Weighted average common and common
   equivalent shares outstanding:
   Primary ..............................         1,167          2,586         4,077         4,610         4,441
   Fully diluted ........................         1,167          2,586         4,081         4,619         4,518
Catalog circulation .....................        24,100         24,000        32,400        40,300        41,600
12-month customer list ..................           282            312           415           479           498


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     YEAR IN REVIEW

     The year ended June 29, 1996 ("fiscal 1996") was a year of significant change at DM Management. Under new leadership, it was decided to discontinue the operations of the Carroll Reed segment. The result of this decision was a one-time charge to income of $8.5 million in fiscal 1996. While this decision was a difficult one, it enables the Company to focus on and invest its resources in its profitable and growing core businesses - J. Jill, Ltd., Nicole Summers and The Very Thing!.

     Fiscal 1996 net sales from continuing operations increased 10.9% to $80.6 million, from $72.7 million reported for the year ended June 24, 1995 ("fiscal 1995"). Net income from continuing operations for fiscal 1996 was $235,000 or $0.05 per share. This compares to net income from continuing operations of $765,000 or $0.17 per share for the prior year.


     The following table represents the Company's consolidated statements of operations as a percentage of net sales:

                                                                          FISCAL YEAR ENDED
                                                                 ------------------------------------
                                                                 JUNE 25,        JUNE 24,    JUNE 29,
                                                                   1994           1995        1996
                                                                (52 WEEKS)     (52 WEEKS)  (53 WEEKS)
                                                                 --------       --------    --------
Net sales ................................................         100.0%        100.0%      100.0 %
Cost of goods sold .......................................          58.1          58.8        59.3
                                                                   -----         -----       -----
     Gross profit ........................................          41.9          41.2        40.7
Selling, general and administrative expenses .............          36.4          40.0        40.0
                                                                   -----         -----       -----
     Income from continuing operations before interest and
          income taxes ...................................           5.5           1.2         0.7
Interest (income) expense, net ...........................          (0.2)            -         0.4
                                                                   -----         -----       -----
     Income from continuing operations before income taxes           5.7           1.2         0.3
Provision for income taxes ...............................           0.5           0.1           -
                                                                   -----         -----       -----
     Income from continuing operations ...................           5.2           1.1         0.3
     Income (loss) from discontinued operations ..........             -             -       (11.9)
                                                                   -----         -----       -----
     Net income (loss) ...................................           5.2%          1.1%      (11.6)%
                                                                   =====         =====       =====

     COMPARISON OF YEAR ENDED JUNE 29, 1996 WITH YEAR ENDED JUNE 24, 1995

     CONTINUING OPERATIONS

     SALES AND CIRCULATION. Net sales for fiscal 1996 increased 10.9% to $80.6 million from $72.7 million for fiscal 1995. This increase is attributable to a more targeted mailing strategy which enabled the Company to raise circulation levels by a modest 3.2% and at the same time increase the overall performance per catalog. In fact, customer response rates rose by 6.6% and average revenue per order increased 3.5%. In addition, despite the small circulation increase, the Company's 12-month customer list grew 4.0% over the prior year.

     GROSS PROFIT. Gross profit as a percentage of net sales was 40.7% for fiscal 1996, as compared to 41.2% for fiscal 1995. The highly competitive pricing environment in the apparel market and the corresponding loss of operational leverage during fiscal 1996 were primarily responsible for this decline.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses as a percentage of net sales were 40.0% for both fiscal 1995 and 1996. This percentage was maintained even though paper and postal cost increases were in effect for all of fiscal 1996 versus only half of fiscal 1995, as the Company's more targeted circulation strategy increased the productivity of its mailings.

     INTEREST (INCOME) EXPENSE. Interest income decreased to $214,000 in fiscal 1996 from $286,000 in fiscal 1995, primarily due to lower invested balances. Interest expense increased to $520,000 for fiscal 1996, as compared to $302,000 for fiscal 1995, primarily as a result of increased use of the Company's revolving credit facilities.

     INCOME TAXES. The Company's provision for income taxes for fiscal 1996 was significantly affected by the utilization of federal net operating loss carryforwards. The effective tax rate was 10.0% in fiscal 1996 and 10.1% in fiscal 1995. The effective rates reflect the full tax rate at the state level where operating loss carryforwards have been fully utilized and are no longer available, as well as the impact of the federal alternative minimum tax.

     DISCONTINUED OPERATIONS

     The fiscal 1996 results of operations for the Carroll Reed segment through May 20, 1996 have been classified as loss from discontinued operations in the Company's consolidated statement of operations. The net loss for fiscal 1996 also includes a loss on disposal of the Carroll Reed segment of $8.5 million. This loss includes a write-off of the remaining unamortized intangible assets related to the Carroll Reed segment of $5.3 million and a charge for the expected losses from the Carroll Reed operations during the disposal period of $3.2 million. This transaction creates a gross deferred tax asset (see Note G to the accompanying consolidated financial statements), which has been offset by a full valuation allowance. Therefore, no tax benefit has been recorded as a result of this transaction.

     COMPARISON OF YEAR ENDED JUNE 24, 1995 WITH YEAR ENDED JUNE 25, 1994

     CONTINUING OPERATIONS

     SALES AND CIRCULATION. Net sales increased 14.8% to $72.7 million in fiscal 1995 from $63.3 million for the year ended June 25, 1994 ("fiscal 1994"). Catalog circulation increased 24.4% over the prior year. The increase in circulation was attributable to active prospecting through the Fall 1994 selling season and the introduction of the Company's Getaway catalog, featuring resort wear from its The Very Thing! concept. Average revenue per order and response rates declined slightly in fiscal 1995 as compared to fiscal 1994. The Company's 12-month customer list grew 15.4% over fiscal 1994.

     GROSS PROFIT. In fiscal 1995, gross profit as a percentage of net sales was 41.2% as compared to 41.9% in fiscal 1994. This decline was primarily attributable to higher occupancy costs associated with the Company's expanded distribution center and an increase in the Company's off-price business as a result of the difficult Fall 1994 selling season. The effect of these factors on gross profit was partially offset by lower merchandise costs associated with private-label offerings.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses as a percentage of net sales were 40.0% in fiscal 1995 as compared to 36.4% in fiscal 1994. This increase was attributable to higher catalog production costs, as U.S. Postal Service rates and paper prices increased and net sales growth fell short of circulation growth.

     INTEREST (INCOME) EXPENSE. Interest income increased to $286,000 in fiscal 1995 as compared to $235,000 in fiscal 1994 primarily as a result of higher effective interest rates. Increased use of the Company's credit facilities resulted in an increase in interest expense to $302,000 for fiscal 1995 from $116,000 in fiscal 1994.

     INCOME TAXES. The Company's provision for income taxes for fiscal 1995 was significantly affected by a reduction in the Company's deferred tax asset valuation allowance. The effective tax rate was 10.1% in fiscal 1995 and 9.3% in fiscal 1994. The effective rates reflect the full tax rate at the state level where operating loss carryforwards have been fully utilized and are no longer available, as well as the impact of the federal alternative minimum tax.

     DISCONTINUED OPERATIONS

     The results of operations for the Carroll Reed segment for fiscal 1995 have been classified as income from discontinued operations in the Company's consolidated statement of operations.

LIQUIDITY AND CAPITAL RESOURCES

     During fiscal 1996, the Company funded its working capital needs through cash generated from operations and through use of its credit facilities. The Company's primary working capital need in fiscal 1996 was to fund operating losses generated by its Carroll Reed segment. In addition, the Company used working capital to support costs incurred in advance of revenue generation, primarily inventory acquisition and catalog development, production and mailing costs incurred prior to the beginning of each selling season. The Company has two selling seasons which correspond to the fashion seasons. The Fall season begins in July and ends in December. The Spring season begins in January and ends in early July.

     As a result of operating losses related to the Carroll Reed segment, the Company's working capital needs increased during fiscal 1996, resulting in increased use of the Company's credit facilities. Although these operating losses created two violations of the financial covenants contained in the Company's debt agreements, the Company obtained waivers for each of these covenant violations. The Company's credit facilities at June 29, 1996 consisted of a $1,650,000 mortgage note, payments on which are due monthly based on a 15-year amortization, with the remaining balance payable in full on August 31, 1999, and a revolving line of credit totaling $7,000,000 which includes (i) a $4,000,000 line which expires on October 31, 1996; and, (ii) a $3,000,000 line which expires on November 30, 1996.

     The Company has received a commitment from its bank to replace its existing revolving lines of credit with a new credit facility. This new facility expands the bank's total commitment to $12,000,000 and includes (i) an $8,000,000 revolving line of credit, which reduces to $5,000,000 during the months of May through November and expires on June 1, 1997; and, (ii) a $4,000,000 term loan, with payments of $200,000 due quarterly from September 30, 1996 through June 30, 2001. In consideration for this new facility, the Company has agreed to give its bank a first security interest on substantially all assets.

     Net cash used in investing activities decreased to $1.7 million in fiscal 1996 from $2.7 million in fiscal 1995. Fiscal 1996 capital investments include additions to property and equipment in the normal course of business and a final payment related to the Carroll Reed purchase. Net cash used in investing activities for fiscal 1995 consists of cash outlays for property and equipment in connection with the completion of the Company's office and distribution facility expansion and the purchase of certain assets of Carroll Reed, reduced by cash proceeds from the sale of marketable securities. Planned fiscal 1997 capital expenditures total approximately $1.0 million.

     Fiscal year-end inventory levels were 6.1% higher in fiscal 1996 than in fiscal 1995. This increase is attributable to the growth of the business. Prepaid catalog expenses at June 29, 1996 were 6.1% lower than at June 24, 1995. Cost reduction measures implemented for the Fall 1996 selling season are primarily responsible for the decrease.

     The Company's existing credit facilities and those expected to be available in the future, and its cash flows from operations, are expected to provide the capital resources necessary to support the Company's operating needs for the foreseeable future.

FUTURE CONSIDERATIONS

     During fiscal 1996, the Company developed and began implementing certain operational, merchandising, marketing and creative strategies aimed at improving operating results and strengthening its competitive position. The divestiture of Carroll Reed enables the Company to dedicate its resources to the profitable and growing segments of its core business. The Company is committed to building upon its heritage of providing fashions, including extended sizes, for the active woman. The Company will continue to market to the upscale consumer with a focus on being a leading fashion provider to mature women.

     The Company faces various risks and uncertainties in the normal course of its business. These risks include, but are not limited to, the potential for changes in consumer spending, consumer preferences and overall economic conditions, increasing competition in the apparel industry and possible future increases in operating costs. These factors could cause actual results to differ materially from those set forth in forward-looking statements made by management.

IMPACT OF INFLATION

     Except for the increases in U.S. Postal Service rates and paper prices, the Company's operations have not been materially affected by inflation during the last three fiscal years.

ITEM 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL HIGHLIGHTS
- -------------------------------------------------------------------------------------

                                                         FISCAL YEAR ENDED
                                                -------------------------------------
(amounts in thousands, except per share data)   JUNE 25,      JUNE 24,      JUNE 29,
                                                  1994         1995           1996
                                                --------      --------      --------

Net sales ...............................       $63,337       $72,691       $80,585
Income from continuing operations                 3,269           765           235
Net income (loss) .......................         3,269           773        (9,350)
Income from continuing operations
   per common and common equivalent share          0.80          0.17          0.05
Net income (loss) per common and common
   equivalent share .....................          0.80          0.17         (2.11)

Working capital .........................       $ 9,305       $ 6,315       $ 6,988
Total assets ............................        26,923        31,612        27,069
Stockholders' equity (deficit) ..........        17,861        18,851         9,480


     On May 20, 1996, the Company announced its plan to discontinue the operations of its Carroll Reed segment. Accordingly, the Carroll Reed segment has been accounted for as a discontinued operation, and all assets, liabilities, results of operations and cash flows associated with the Carroll Reed segment have been segregated from those associated with continuing operations.

     During the second quarter of fiscal 1994, the Company completed its initial public offering ("IPO") of 2,070,000 shares of common stock at $9.00 per share. In conjunction with the IPO, all shares of the Company's preferred stock were converted into 2,372,895 shares of common stock. In addition, all outstanding common stock warrants were exercised for 286,881 shares of common stock.


                                              DM MANAGEMENT COMPANY AND SUBSIDIARY
                                           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                              Page
                                                                                                                              ----

Report of Independent Accountants..........................................................................................    15

Consolidated Balance Sheets at June 24, 1995 and June 29, 1996.............................................................    16

Consolidated Statements of Operations for the fiscal years ended June 25, 1994, June 24, 1995 and June 29, 1996............    17

Consolidated Statements of Changes in Stockholders' Equity for the fiscal years ended June 25, 1994, June 24, 1995 and
         June 29, 1996.....................................................................................................    18

Consolidated Statements of Cash Flows for the fiscal years ended June 25, 1994, June 24, 1995 and June 29, 1996............    19

Notes to Consolidated Financial Statements................................................................................. 20-28

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of DM Management Company:


     We have audited the accompanying consolidated balance sheets of DM Management Company and subsidiary as of June 24, 1995 and June 29, 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three fiscal years in the period ended June 29, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DM Management Company and subsidiary as of June 24, 1995 and June 29, 1996 and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended June 29, 1996, in conformity with generally accepted accounting principles.

                                                 COOPERS & LYBRAND L.L.P.


Boston, Massachusetts
August 9, 1996, except with respect to Note D as to which the date is September 10, 1996.

                      DM MANAGEMENT COMPANY AND SUBSIDIARY

                                           CONSOLIDATED BALANCE SHEETS
                                              (AMOUNTS IN THOUSANDS)

                                     ASSETS                                  JUNE 24, 1995  JUNE 29, 1996
                                                                             -------------  -------------

Current assets:

   Cash and cash equivalents ................................................   $    231     $    221
   Marketable securities, net of unrealized loss ............................          -        3,858
   Inventory ................................................................     10,244       10,866
   Prepaid catalog expenses .................................................      4,424        4,154
   Other current assets .....................................................        543        1,098
                                                                                --------     --------
       Total current assets .................................................     15,442       20,197

Marketable securities, net of unrealized loss ...............................      3,949            -
Property and equipment, net .................................................      6,986        6,872
Non-current assets of discontinued operations ...............................      5,235            -
                                                                                --------     --------
       Total assets .........................................................   $ 31,612     $ 27,069
                                                                                ========     ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

   Accounts payable .........................................................   $  5,927     $  9,651
   Accrued expenses .........................................................      1,730        1,438
   Accrued customer returns .................................................      1,191        1,231
   Current portion of mortgage note and other long-term debt ................        279          889
                                                                                --------     --------
       Total current liabilities ............................................      9,127       13,209

Mortgage note ...............................................................      1,476        1,366
Other long-term debt ........................................................      2,158        3,014

Commitments

Stockholders' equity:

   Special preferred stock (par value $0.01) 1,000,000 shares authorized ....          -            -
   Common stock (par value $0.01) 15,000,000 shares authorized, 4,261,058 and
       4,305,293 shares issued and outstanding as of June 24, 1995 and
       June 29, 1996, respectively ..........................................         42           43
   Additional paid-in capital ...............................................     39,827       39,890
   Unrealized loss on marketable securities .................................        (51)        (136)
   Accumulated deficit ......................................................    (20,967)     (30,317)
                                                                                --------     --------

       Total stockholders' equity ...........................................     18,851        9,480
                                                                                --------     --------

       Total liabilities and stockholders' equity ...........................   $ 31,612     $ 27,069
                                                                                ========     ========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                      DM MANAGEMENT COMPANY AND SUBSIDIARY

                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                         FISCAL YEAR ENDED
                                                                         -----------------
                                                              JUNE 25, 1994  JUNE 24, 1995  JUNE 29, 1996
                                                              -------------  -------------  -------------

Net sales ...................................................    $63,337        $72,691        $80,585
Cost of goods sold ..........................................     36,770         42,723         47,781
                                                                 -------        -------        -------
     Gross profit ...........................................     26,567         29,968         32,804

Selling, general and administrative expenses ................     23,082         29,101         32,237
                                                                 -------        -------        -------
     Income from continuing operations before interest and
          income taxes ......................................      3,485            867            567

Interest (income) expense, net ..............................       (119)            16            306
                                                                 -------        -------        -------
     Income from continuing operations before income taxes ..      3,604            851            261

Provision for income taxes ..................................        335             86             26
                                                                 -------        -------        -------
     Income from continuing operations ......................      3,269            765            235

     Discontinued operations:

          Income (loss) from operations .....................          -              8         (1,074)

          Loss on disposal ..................................          -              -         (8,511)
                                                                 -------        -------        -------
               Income (loss) from discontinued operations ...          -              8         (9,585)
                                                                 -------        -------        -------
     Net income (loss) ......................................    $ 3,269        $   773        $(9,350)
                                                                 =======        =======        =======
Income (loss) per common and common equivalent share
Primary:
     Continuing operations ..................................    $  0.80        $  0.17        $  0.05
     Discontinued operations ................................          -              -          (2.16)
                                                                 -------        -------        -------
     Net income (loss) per common and common equivalent share    $  0.80        $  0.17        $ (2.11)
                                                                 =======        =======        =======
Weighted average common and common equivalent shares
     outstanding ............................................      4,077          4,610          4,441

Fully diluted:
     Continuing operations ..................................    $  0.80        $  0.17        $  0.05
     Discontinued operations ................................          -              -          (2.12)
                                                                 -------        -------        -------
     Net income (loss) per common and common equivalent share    $  0.80        $  0.17        $ (2.07)
                                                                 =======        =======        =======
Weighted average common and common equivalent shares
     outstanding ............................................      4,081          4,619          4,518


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                      DM MANAGEMENT COMPANY AND SUBSIDIARY

                            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE FISCAL YEARS ENDED JUNE 25, 1994, JUNE 24, 1995, AND JUNE 29, 1996
                                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                               UNREALIZED
                                                                  ADDITIONAL    LOSS ON                    TOTAL
                                            PREFERRED   COMMON     PAID-IN     MARKETABLE  ACCUMULATED  STOCKHOLDERS'
                                              STOCK      STOCK     CAPITAL     SECURITIES    DEFICIT       EQUITY
                                            ---------   ------     -------     ----------  -----------  -------------

Balance at June 26, 1993 .................    $ 791       $ 1      $25,862      $   -       $(25,009)     $ 1,645

Issuance of 1,470,000 shares of common
   stock .................................        -        15       11,239          -              -       11,254

Preferred stock conversion ...............     (791)       24          767          -              -            -

Exercise of warrants .....................        -         2        1,748          -              -        1,750

Exercise of stock options ................        -         -           11          -              -           11

Tax benefit from exercise of stock options        -         -           23          -              -           23

Stock granted under the 1993 Employee
   Stock Bonus Plan ......................        -         -           24          -              -           24

Change in unrealized losses, net of tax ..        -         -            -       (115)             -         (115)

Net income ...............................        -         -            -          -          3,269        3,269
                                              -----       ---      -------      -----       --------      -------

Balance at June 25, 1994 .................        -        42       39,674       (115)       (21,740)      17,861

Exercise of stock options ................        -         -           55          -              -           55

Tax benefit from exercise of stock options        -         -           61          -              -           61

Stock granted under the Employee Stock
   Purchase Plan .........................        -         -           37          -              -           37

Change in unrealized losses, net of tax ..        -         -            -         64              -           64

Net income ...............................        -         -            -          -            773          773
                                              -----       ---      -------      -----       --------      -------

Balance at June 24, 1995 .................        -        42       39,827        (51)       (20,967)      18,851

Exercise of stock options ................        -         1           29          -              -           30

Stock granted under the Employee Stock
   Purchase Plan .........................        -         -           34          -              -           34

Change in unrealized losses, net of tax ..        -         -            -        (85)             -          (85)

Net loss .................................        -         -            -          -         (9,350)      (9,350)
                                              -----       ---      -------      -----       --------      -------

Balance at June 29, 1996 .................    $   -       $43      $39,890      $(136)      $(30,317)     $ 9,480
                                              =====       ===      =======      =====       ========      =======

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                      DM MANAGEMENT COMPANY AND SUBSIDIARY

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (AMOUNTS IN THOUSANDS)

                                                                                         FISCAL YEAR ENDED
                                                                           -----------------------------------------------
                                                                           JUNE 25, 1994   JUNE 24, 1995     JUNE 29, 1996
                                                                           -------------   -------------     -------------
Cash flows from operating activities:
   Net income (loss) ................................................        $  3,269         $    773         $ (9,350)
      Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
         Discontinued operations:
            Amortization ............................................               -              203              415
            Write-off of intangible assets ..........................               -                -            5,336
            Liability for expected losses ...........................               -                -            2,658
   Changes in assets and liabilities: ...............................             406              704              910
      Increase in inventory .........................................          (4,072)            (739)            (622)
      (Increase) decrease in prepaid catalog expenses ...............            (992)          (1,436)             270
      (Increase) decrease in other current assets ...................            (233)             118             (557)
      Increase (decrease) in accounts payable and accrued expenses ..           1,979             (292)           3,432
      Increase in accrued customer returns ..........................             105              163               40
      Increase in net current assets of discontinued operations .....               -             (926)          (2,265)
                                                                             --------         --------         --------
   Net cash provided by (used in) operating activities ..............             462           (1,432)             267

Cash flows from investing activities:
      Investments in marketable securities ..........................          (8,130)               -                -
      Proceeds from sale of marketable securities ...................               -            4,130                6
      Additions to property and equipment ...........................          (4,304)          (2,656)            (796)
      Payments for purchase of Carroll Reed .........................               -           (4,124)            (907)
                                                                             --------         --------         --------
   Net cash used in investing activities ............................         (12,434)          (2,650)          (1,697)

Cash flows from financing activities:
      Proceeds from issuance of common stock and warrant exercise ...          13,004                -                -
      Borrowings under debt agreements ..............................           7,774           14,805           30,103
      Payments of debt borrowings ...................................          (7,774)         (11,244)         (28,586)
      Principal payments on capital lease obligations ...............            (213)            (178)            (161)
      Proceeds from stock transactions ..............................              11               92               64
                                                                             --------         --------         --------
   Net cash provided by financing activities ........................          12,802            3,475            1,420
                                                                             --------         --------         --------

   Net increase (decrease) in cash and cash equivalents .............             830             (607)             (10)

   Cash and cash equivalents at:
      Beginning of year .............................................               8              838              231
                                                                             --------         --------         --------
      End of year ...................................................        $    838         $    231         $    221
                                                                             ========         ========         ========
Supplemental information:
      Purchase of Carroll Reed (Note B):
         Purchase price .............................................        $      -         $  5,304         $    907
         Accruals recorded, including liabilities assumed ...........               -           (1,180)               -
                                                                             --------         --------         --------
         Cash paid for assets and ancillary costs ...................        $      -         $  4,124         $    907
      Non-cash financing activities:
         Increase in capital lease obligations ......................        $     34         $    115         $      -
         Stock grant, net of tax ....................................              24                -                -
         Tax benefit from exercise of stock options .................              23               61                -
      Cash paid for interest ........................................        $    116         $    298         $    506
      Cash paid for income taxes, including discontinued operations .        $    127         $    175         $      2

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                      DM MANAGEMENT COMPANY AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Nature of Business
     DM Management Company and subsidiary (the "Company") is a national direct marketer of a broad assortment of classic women's apparel and accessories. The Company markets its products primarily through three catalog concepts, J. Jill, Ltd., Nicole Summers and The Very Thing!. During fiscal 1996 and part of fiscal 1995, the Company also marketed its products through the Carroll Reed concept. See Note B.

     Principles of Consolidation
     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. Intercompany balances and transactions have been eliminated.

     Fiscal Year
     The Company's fiscal year is comprised of 52-53 weeks. Fiscal 1996 was a 53-week year that ended on June 29, 1996. The additional week was added in the first quarter of fiscal 1996. The fiscal years ended June 25, 1994 and June 24, 1995 were 52-week years.

     Use of Estimates
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Revenue Recognition
     The Company recognizes sales and the related cost of sales at the time the products are shipped to customers. The Company allows for merchandise returns at the customer's discretion, and provides an allowance for returns based on projected merchandise returns.

     Cash and Cash Equivalents
     Cash and cash equivalents consist primarily of cash on deposit in banks and may also include cash invested in money market mutual funds and overnight repurchase agreements. The Company considers all highly liquid instruments with maturity at time of purchase of three months or less to be cash equivalents.

     Marketable Securities
     The Company's marketable securities consist of investments in mutual funds which are primarily invested in U.S. Treasury, U.S. government and corporate bonds. The marketable securities are classified as available-for-sale and are carried at fair market value in the accompanying consolidated balance sheets, based on quoted market prices as of June 24, 1995 and June 29, 1996. Unrealized holding losses of $51,000 and $136,000 have been reported as a separate component of stockholders' equity for fiscal 1995 and 1996, respectively. These losses are net of deferred tax benefits of $32,000 and $85,000 for fiscal 1995 and 1996, respectively. There were no realized gains or losses recorded in fiscal 1994, 1995 or 1996. During fiscal 1996, the Company determined that it may choose to hold its marketable securities for a period of less than one year. As a result, the Company reclassified its marketable securities as current during fiscal 1996. These marketable securities are exposed to concentrations of credit risk and are managed by a nationally recognized financial institution.

     Inventory
     Inventory, consisting of merchandise for sale, is stated at the lower of cost or market, with cost determined using the first-in, first-out method.

     Prepaid Catalog Expenses
     Prepaid catalog expenses consist of the cost to produce, print and distribute catalogs. These costs are considered direct-response advertising and as such are capitalized as incurred and amortized over the expected sales life of each catalog, which is generally a period not exceeding four months. Total catalog expense related to continuing operations in fiscal 1994, 1995 and 1996 was $16,694,000, $21,493,000 and $23,888,000, respectively.

                      DM MANAGEMENT COMPANY AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     Property and equipment
     Property and equipment are stated at cost. Depreciation and amortization expense is computed using the straight-line method over the estimated useful lives of the assets, which are 30 years for buildings and 3-7 years for equipment, furniture and fixtures. Improvements to leased premises are amortized on a straight-line basis over the shorter of the estimated useful life or the lease term. Maintenance and repairs are charged to expense as incurred. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to income. Assets under capital leases are recorded at the present value of future lease payments. The assets under capital leases are depreciated over the term of the lease.

     Long-lived assets
     In fiscal 1996, the Company adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." In accordance with SFAS 121, management periodically considers whether there has been a permanent impairment in the value of its long-lived assets, primarily property and equipment and intangible assets, by evaluating various factors, including current and projected future operating results and undiscounted cash flows. Based on this assessment, management concluded that as of June 24, 1995 and June 29, 1996, its long-lived assets were fully realizable except as discussed in Note B.

     Net income (loss) per share
     Primary and fully diluted net income (loss) per common and common equivalent share are computed by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents ("CSEs") consist of common stock issuable on the exercise of outstanding stock options and are calculated using the treasury method. For purposes of computing net income per share for fiscal 1994, CSEs also include the effect of outstanding warrants and outstanding preferred stock convertible into common stock prior to the actual conversion of the preferred stock and the exercise of the warrants in connection with the Company's initial public offering in the second quarter of fiscal 1994.

     Fair value of financial instruments
     The carrying amount of the Company's long-term debt, including current maturities, approximates fair value because the interest rates on these instruments change with market interest rates. The carrying amounts for accounts receivable and accounts payable approximate their fair values due to the short maturity of these instruments. The Company's marketable securities are stated at fair value based on quoted market prices.

     Recent accounting standards
     The Financial Accounting Standards Board issued Statement No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," the accounting and disclosure provisions of which must be adopted by the Company in fiscal 1997. The standard defines a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. The new standard encourages, but does not require, adoption of the fair value method of accounting for employee stock-based transactions. SFAS 123 permits companies to continue to account for such transactions under Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," but requires pro forma net income and earnings per share amounts be disclosed as if the Company had applied the new method of accounting. The Company intends to elect to continue to account for stock-based compensation under APB 25 and will adopt the disclosure requirements of SFAS 123 in fiscal 1997.

     Reclassifications
     Certain financial statement amounts have been reclassified to be consistent with the fiscal 1996 presentation.

B.   DISCONTINUED OPERATIONS:

     During second quarter fiscal 1995, the Company purchased certain assets and assumed certain liabilities of Carroll Reed, Inc. and Carroll Reed International Limited. In connection with the purchase, the Company paid $5,031,000, including the deferred payment amount of $907,000 paid during fiscal 1996, and established accruals totaling $1,180,000. The acquisition was accounted for under the purchase method of accounting. Accordingly, the cost of the acquisition was allocated to net tangible assets acquired on the

                      DM MANAGEMENT COMPANY AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

basis of the estimated fair market value of the net tangible assets acquired, of approximately $257,000. The excess of such costs over the fair value of the net tangible assets acquired, approximately $5,954,000, was allocated to the Carroll Reed trademark, service mark and customer list.

     On May 20, 1996, the Company announced its plans to divest its Carroll Reed segment. In connection with this divestiture, the Company recorded a charge of $8,511,000 for the loss on disposal of discontinued operations, consisting of $5,336,000 related to the write-off of the remaining unamortized intangible assets related to Carroll Reed and $3,175,000 for expected losses from the Carroll Reed operations during the phase-out period. The results of the Carroll Reed operations for fiscal 1995 and 1996, through May 20, 1996, have been classified as income (loss) from discontinued operations. Fiscal 1996 net sales for the Carroll Reed segment through May 20, 1996 were $12,415,000. The Carroll Reed loss of $517,000, incurred from May 20, 1996 through June 29, 1996 was recorded against the liability for expected losses. This transaction creates a gross deferred tax asset (see Note G), which has been offset by a full valuation allowance. Therefore, no tax benefit has been recorded as a result of this transaction. The Company is pursuing the divestment of the Carroll Reed assets and expects to conclude this transaction in fiscal 1997.


     The current assets and liabilities of the Carroll Reed segment have been classified as net current assets of discontinued operations and are included in other current assets in the accompanying consolidated balance sheets as summarized below (in thousands):

                                       June 24, 1995   June 29, 1996
                                       -------------   -------------
Current assets
     Inventory                             $360            $2,477
     Prepaid catalog expenses               408               492
     Other current assets                    40               149
                                           ----            ------
          Total current assets              808             3,118
                                           ----            ------

Current liabilities
     Accounts payable                       715               286
     Accrued expenses                         6                 -
     Accrued customer returns                84               173
     Liability for expected losses            -             2,658
                                           ----            ------
          Total current liabilities         805             3,117
                                           ----            ------
               Net current assets of
               discontinued operations     $  3            $    1
                                           ====            ======


     Non-current assets of discontinued operations on the accompanying consolidated balance sheet at June 24, 1995 are comprised solely of the net intangible assets related to the Carroll Reed segment.

C.   PROPERTY AND EQUIPMENT:

     Property and equipment consists of the following (in thousands):

                                                       June 24, 1995    June 29, 1996
                                                       -------------    -------------
     Land and building                                     $ 5,163         $ 5,163
     Equipment                                               2,702           2,983
     Furniture, fixtures and leasehold improvements            677             467
     Construction in progress                                   39             212
                                                           -------         -------
          Total                                              8,581           8,825
     Less accumulated depreciation and amortization         (1,595)         (1,953)
                                                           -------         -------
     Property and equipment, net                           $ 6,986         $ 6,872
                                                           =======         =======

Depreciation and amortization for fiscal 1994, 1995 and 1996 was $406,000, $704,000 and $910,000, respectively.

                      DM MANAGEMENT COMPANY AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

D.   FINANCING ARRANGEMENTS:

     The Company's credit facilities at June 29, 1996 consisted of a $1,650,000 mortgage note, payments on which are due monthly based on a 15-year amortization, with the remaining balance payable in full on August 31, 1999, and a revolving line of credit totaling $7,000,000 which includes (i) a $4,000,000 line which expires on October 31, 1996; and, (ii) a $3,000,000 line which expires on November 30, 1996.

     A summary of the Company's outstanding long-term credit facilities follows
(in thousands):

                                   June 24, 1995   June 29, 1996
                                   -------------   -------------
Mortgage note                          $1,586          $1,476
$4,000,000 Revolver                     1,975           3,602
Capitalized lease obligations             352             191
                                       ------          ------
     Total long-term debt               3,913           5,269
     Less current maturities              279             889
                                       ------          ------
     Long-term debt                    $3,634          $4,380
                                       ======          ======


     The Company's credit agreements provide several interest rate options that the Company may select from in determining the rate on which its borrowings are based. During fiscal 1996, interest on the Company's mortgage note averaged 7.08%. The $4,000,000 Revolver's weighted average interest rate during fiscal 1996 was 8.49%. The Company is required to pay a commitment fee on the unused portion of the $4,000,000 Revolver of 1/4 of 1% per annum. Currently, the Company's credit facilities are collateralized by the Company's marketable securities. The mortgage note is also collateralized by a first mortgage on the Company's office and distribution facility. The terms of the Company's financing arrangements contain various lending conditions and covenants, including restrictions on permitted liens, limitations on capital expenditures and dividends, and compliance with certain financial coverage ratios. The Company was in compliance with or has received waivers for the financial covenants contained in its credit agreements as of June 29, 1996.

     The Company has received a commitment from its bank to replace its existing revolving lines of credit with a new credit facility. This new facility expands the bank's total commitment to $12,000,000 and includes (i) an $8,000,000 revolving line of credit, which reduces to $5,000,000 during the months of May through November and expires on June 1, 1997; and, (ii) a $4,000,000 term loan, with payments of $200,000 due quarterly from September 30, 1996 through June 30, 2001. In consideration for this new facility, the Company has agreed to give its bank a first security interest on substantially all assets.

     Aggregate maturities of long-term debt for the next five fiscal years, based on the terms of the new credit facility described above, are as follows:
1997 - $889,000; 1998 - $922,000; 1999 - $910,000; 2000 - $1,946,000; and, 2001
- - $602,000.

     Import letters of credit are for commitments issued through the Company's bank to guarantee payment for foreign-sourced merchandise within agreed upon time periods according to the terms of the agreements. Outstanding import letters of credit totaled approximately $1,198,000 and $424,000 at June 24, 1995 and June 29, 1996, respectively.

E.   STOCKHOLDERS' EQUITY:

     Common stock
     In the second quarter of fiscal 1994, the Company completed its initial public offering of 2,070,000 shares of common stock. In conjunction with the Company's initial public offering, all shares of the Company's preferred stock were converted into 2,372,895 shares of common stock. In addition, all outstanding common stock warrants were exercised for 286,881 shares of common stock.

     Special preferred stock
     The Company has 1,000,000 shares of special preferred stock, $0.01 par value per share, authorized. No special preferred stock was outstanding at June 24, 1995 or June 29, 1996.

                      DM MANAGEMENT COMPANY AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     Treasury stock
     During fiscal 1995, the Company's Board of Directors voted to retire the then outstanding 6,666 shares of the Company's common stock held in treasury. These shares were authorized and unissued at June 24, 1995 and June 29, 1996.

     Stock purchase plan
     The Company has an employee stock purchase plan which authorizes the issuance of up to 100,000 shares of the Company's common stock to eligible employees. Pursuant to the plan, eligible employees may be granted the opportunity to purchase common stock of the Company at 85% of market value on the first or last day of the calendar year, whichever is lower. A total of 90,865 and 71,480 shares of common stock remained available for issuance under the plan at June 24, 1995 and June 29, 1996, respectively. Purchases of common stock under the plan have been made as follows: on December 29, 1994, 9,135 shares at an aggregate purchase price of approximately $37,000; on December 30, 1995, 19,385 shares at an aggregate purchase price of approximately $34,000. No compensation expense has been recorded related to the employee stock purchase plan.

     Stock bonus plan
     During fiscal 1994, the Board of Directors adopted the Company's 1993 Employee Stock Bonus Plan (the "Stock Bonus Plan"), which authorized the Company to make a one-time grant of 10 shares of common stock to every eligible employee. During fiscal 1994, the Company issued 2,190 shares and recorded compensation expense of approximately $21,000 related to the Stock Bonus Plan.

     Stock warrants
     In connection with a loan and security agreement between the Company and one of its stockholders, the Company issued such stockholder warrants to purchase 286,881 shares of common stock at an exercise price of $6.10 per share. These warrants were exercised in conjunction with the Company's initial public offering in November 1993.

     Stock option plans
     The Company's 1988 Incentive Stock Option Plan (the "1988 Stock Option Plan") provides for the grant of options to purchase shares of common stock to key employees at exercise prices that are not less than the fair market value of the common stock at the date of grant. During fiscal 1994, the Board of Directors voted not to issue any additional options under the 1988 Stock Option Plan. Generally, options have a vesting schedule which approximates 25% on each yearly anniversary date.

     The Company's 1993 Incentive and Nonqualified Stock Option Plan (the "1993 Stock Option Plan") authorizes (i) the grant of options to purchase common stock intended to qualify as incentive stock options ("Incentive Options"), as defined in Section 422 of the Internal Revenue Code of 1986, as amended, and (ii) the grant of options that do not so qualify ("Nonqualified Options"). The exercise price of Incentive Options granted under the 1993 Stock Option Plan must be at least equal to the fair market value of the common stock on the date of grant. The exercise price of Incentive Options granted to an optionee who owns stock possessing more than 10% of the voting power of the Company's outstanding capital stock must equal at least 110% of the fair market value of the common stock on the date of grant. The exercise price of Nonqualified Options granted under the 1993 Stock Option Plan must not be less than 85% of the fair market value of the common stock on the grant date. Under the 1993 Stock Option Plan, Outside Directors are automatically granted Nonqualified Options to purchase a specific number of shares of common stock at an exercise price equal to the fair market value of the common stock on the date of grant. Such options vest over time, contingent on continued service as a director, and expire five years from the date of grant. At June 29, 1996, the 1993 Stock Option Plan authorized the issuance of options to purchase up to 700,000 shares of common stock.

                      DM MANAGEMENT COMPANY AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     The following table reflects the activity under the 1988 Stock Option Plan and the 1993 Stock Option Plan during fiscal 1994, 1995 and 1996:

                                       1988 Stock Option Plan                 1993 Stock Option Plan
                                 ---------------------------------       --------------------------------
                                 Number of            Exercise           Number of           Exercise
                                   Shares          Price Per Share         Shares         Price Per Share
                                 ---------         ---------------       ---------        ---------------

Balance at June 26, 1993          584,877            $0.17-6.10                 -                     -
     Granted                            -                     -            45,000           $9.00-10.88
     Exercised                     (6,675)                 1.67                 -                     -
     Canceled                     (10,875)                 1.67                 -                     -
                                  -------             ---------           -------            ----------
Balance at June 25, 1994          567,327             0.17-6.10            45,000            9.00-10.88
     Granted                            -                     -            77,000            2.75-15.00
     Exercised                    (55,673)            0.17-1.67                 -                     -
     Canceled                     (22,310)            0.17-1.67                 -                     -
                                  -------             ---------           -------            ----------
Balance at June 24, 1995          489,344             0.17-6.10           122,000            2.75-15.00
     Granted                            -                     -           421,000             2.06-5.00
     Exercised                    (24,850)            0.17-1.67                 -                     -
     Canceled                      (1,500)                 1.67           (23,000)           4.00-10.88
                                  -------             ---------           -------            ----------
Balance at June 29, 1996          462,994            $0.17-6.10           520,000           $2.06-15.00
                                  =======            ==========           =======           ===========



     Options exercisable under the 1988 Stock Option Plan at June 25, 1994, June 24, 1995, and June 29, 1996 were 411,417, 447,684, and 442,914, respectively.
Options exercisable under the 1993 Stock Option Plan at June 25, 1994, June 24, 1995 and June 29, 1996 were 0, 14,250 and 68,750, respectively.

F.   BENEFIT PLANS:

     The Company implemented a savings plan (the "Plan") during fiscal 1994, which permits participants to make contributions by salary reduction pursuant to
Section 401(k) of the Internal Revenue Code. At the discretion of the Board of Directors, the Company may also make contributions dependent on profits each year for the benefit of all eligible employees under the Plan. Employee eligibility is based on minimum age and employment requirements. The Company contributed $65,000 and $12,000 to the Plan for fiscal 1994 and 1995, respectively. The Company did not make a contribution to the Plan for fiscal 1996.

G.   INCOME TAXES:

     In fiscal 1993, the Company adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." Under SFAS 109, deferred tax assets and liabilities are recognized based on temporary differences between the financial statement and tax basis of assets and liabilities using current statutory tax rates. SFAS 109 also requires a valuation reserve against net deferred tax assets if, based upon available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Such adoption did not have a material impact on the Company's financial condition or results of operations.

     The components of the Company's provision for income taxes for continuing operations for the years ended June 25, 1994, June 24, 1995, and June 29, 1996 are as follows (in thousands):

                       1994        1995       1996
                       ----        ----       ----

Current
         Federal       $210        $40        $ 8
         State          125         46         18
Deferred
         Federal          -          -          -
         State            -          -          -
                       ----        ---        ---
Total                   335         86         26
                       ====        ===        ===

                      DM MANAGEMENT COMPANY AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     The Company's effective income tax rate for continuing operations for the years ended June 25, 1994, June 24, 1995, and June 29, 1996 differed from the
U.S. federal statutory rate as follows:

                                                            1994         1995         1996
                                                            ----         ----         ----
U.S. federal statutory rate                                 34.0%        34.0%        34.0%
State taxes, net of federal tax benefit                      3.5          5.5          4.5
Utilization of net operating losses                        (28.2)           -        (28.5)
Reduction of deferred tax asset valuation allowance            -        (29.4)           -
                                                            ----         ----         ----
Effective income tax rate                                    9.3%        10.1%        10.0%
                                                            ====         ====         ====


     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at June 24, 1995 and June 29, 1996, are as follows (in thousands):

                                                                           1995            1996
                                                                           ----            ----
Deferred tax assets:
   Net operating losses                                                   $7,094          $ 6,951
   Inventory                                                               1,462            1,381
   Reserve for customer returns                                              501              552
   Discontinued segment                                                        -            3,343
   Other                                                                     320              304
                                                                          ------          -------
      Total deferred tax assets                                            9,377           12,531

Deferred tax liabilities:
   Prepaid catalogs                                                        1,898            1,343
   Other                                                                      79               54
                                                                          ------          -------
      Total deferred tax liabilities                                       1,977            1,397
                                                                          ------          -------
         Net deferred tax assets                                           7,400           11,134
         Less valuation allowance                                          7,400           11,134
                                                                          ------          -------
         Net deferred tax assets per consolidated balance sheets          $    -          $     -
                                                                          ======          =======


     Due to the uncertainty surrounding the realization of these favorable tax attributes in future tax returns, the Company has placed a valuation allowance against the entire balance of the net deferred tax assets at June 24, 1995 and June 29, 1996.

     At June 29, 1996, the Company had available net operating loss ("NOL") carryforwards of approximately $18,787,000, of which $5,470,000 expires in fiscal 2004, $7,912,000 expires in fiscal 2005, $2,530,000 expires in fiscal 2006, $2,383,000 expires in fiscal 2007 and $492,000 expires in fiscal 2010.

     Section 382 of the Internal Revenue Code of 1986, as amended, restricts a corporation's ability to use its NOL carryforwards following certain "ownership changes." The Company has determined that such an ownership change has occurred as a result of its initial public offering. The amount of the Company's NOL carryforwards available for use in any future taxable year is limited to approximately $1.5 million annually. NOL carryforwards expire 15 years after the tax year in which they arise, and the last of the Company's current NOL carryforwards will expire in its fiscal 2010 tax year. For financial reporting purposes, if the Company believes that it is more likely than not that its NOL carryforwards will be fully utilized (even if deferred), the provision for income taxes in the Company's consolidated statements of operations, under SFAS 109, would be calculated as if the Company's NOL carryforwards were fully available without limitation to offset taxable income.

H.   COMMITMENTS:

     At fiscal year end 1995 and 1996, there was approximately $557,000 of equipment under capital leases. Accumulated depreciation related to these leased assets totaled approximately $170,000 and $365,000, respectively. The capital leases in effect at June 29, 1996 include options to purchase the related equipment at fair market value at the end of the lease term.

                      DM MANAGEMENT COMPANY AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     As of June 29, 1996, future minimum lease payments for capitalized lease obligations are as follows: fiscal 1997 - $188,000; and, fiscal 1998 - $12,000. Approximately $9,000 of these amounts represents interest.

     The Company leases certain of its facilities under noncancellable operating leases having initial or remaining terms of more than one year. The majority of these real estate leases require the Company to pay maintenance, insurance and real estate taxes. Total rent expense, including these costs, amounted to approximately $914,000, $581,000 and $666,000 for fiscal years 1994, 1995 and
1996, respectively.

     Future minimum lease payments for operating leases having a remaining term in excess of one year at June 29, 1996 totaled $2,132,000 and are as follows: fiscal 1997 - $581,000; fiscal 1998 - $581,000; fiscal 1999 - $581,000; and, fiscal 2000 - $389,000.

I.   RELATED PARTY:

     The Company provides various operational and marketing services to Shannon North America, Limited ("Shannon") pursuant to a joint venture agreement between the Company and its partner, Aer Rianta cpt. During fiscal 1994, 1995 and 1996, the Company charged $487,000, $555,000 and $690,000, respectively, to Shannon for these various services. During fiscal 1996, the Company decided to terminate its relationship with Shannon. The Company expects its involvement with Shannon to cease during early fiscal 1997. The Company's investment in Shannon is immaterial.

                      DM MANAGEMENT COMPANY AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONCLUDED)

J.   QUARTERLY FINANCIAL DATA (UNAUDITED):

                                                                Fiscal 1996 Quarter Ended
                                                ------------------------------------------------------
(amounts in thousands, except per share data)   September 30    December 30      March 30      June 29
                                                ------------    -----------      --------      -------

Net sales                                         $22,312         $16,955        $19,736       $21,582
Gross profit                                        9,015           6,647          8,422         8,720
Income (loss) from continuing operations             (274)           (286)           250           545
Income (loss) from discontinued operations           (393)           (205)            14        (9,001)
Net income (loss)                                    (667)           (491)           264        (8,456)

Income (loss) from continuing
     operations per common and common
     equivalent share                               (0.06)          (0.07)          0.06          0.11

Income (loss) from discontinued
     operations per common and common
     equivalent share                               (0.09)          (0.05)             -         (1.90)

Net income (loss) per common and common
     equivalent share                             $ (0.15)        $ (0.12)       $  0.06       $ (1.79)



                                                                Fiscal 1995 Quarter Ended
                                                ------------------------------------------------------
(amounts in thousands, except per share data)   September 24     December 24     March 25      June 24
                                                ------------     -----------     --------      -------

Net sales                                         $18,536         $14,890        $19,704       $19,561
Gross profit                                        8,022           6,250          8,248         7,448
Income (loss) from continuing operations            1,078            (582)           180            89
Income (loss) from discontinued operations              -               -            (60)           68
Net income (loss)                                   1,078            (582)           120           157

Income (loss) from continuing
     operations per common and common
     equivalent share                                0.23           (0.13)          0.04          0.02

Income (loss) from discontinued
     operations per common and common
     equivalent share                                   -               -          (0.01)         0.01

Net income per common and common
     equivalent share                             $  0.23         $ (0.13)       $  0.03       $  0.03



     On May 20, 1996, the Company announced its plan to discontinue the operations of its Carroll Reed segment. The operating results of the Carroll Reed segment have been classified as income (loss) from discontinued operations. The net loss for the quarter ending June 29, 1996 includes a loss on the disposal of the discontinued operations of the Carroll Reed segment of $8.5 million.

     The sum of the quarterly net income per common and common equivalent share amounts may not equal the full year amount since the computations of the weighted average number of common and common equivalent shares outstanding for each quarter and the full year are made independently.

       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SUPPLEMENTARY SCHEDULE

     Our report on the consolidated financial statements of DM Management Company and subsidiary is included on Page 15 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on Page 33 of this Form 10-K.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


                                                     COOPERS & LYBRAND L.L.P.


Boston, Massachusetts
August 9, 1996

                      DM MANAGEMENT COMPANY AND SUBSIDIARY
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                             (AMOUNTS IN THOUSANDS)

                                BALANCE,        AMOUNTS      WRITE-OFFS    BALANCE,
                                BEGINNING     CHARGED TO       AGAINST      END OF
                                OF PERIOD     NET INCOME       RESERVE      PERIOD
                                ---------     ----------     ----------    --------
Accrued Customer Returns:

Year Ended June 29, 1996          $1,191        $22,534        $22,494      $1,231
                                  ======        =======        =======      ======

Year Ended June 24, 1995          $1,028        $21,062        $20,899      $1,191
                                  ======        =======        =======      ======

Year Ended June 25, 1994          $  923        $17,378        $17,273      $1,028
                                  ======        =======        =======      ======


ITEM 9. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND CONSOLIDATED FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth under the captions "Directors and Officers" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" appearing in the Company's definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on November 8, 1996, and which will be filed with the Securities and Exchange Commission not later than 120 days after June 29, 1996, is incorporated herein by reference.

ITEM 11.   EXECUTIVE COMPENSATION

     The information set forth under the caption "Remuneration of Executive Officers and Directors" appearing in the Company's definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on November 8, 1996, and which will be filed with the Securities and Exchange Commission not later than 120 days after June 29, 1996, is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" appearing in the Company's definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on November 8, 1996, and which will be filed with the Securities and Exchange Commission not later than 120 days after June 29, 1996, is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                     PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES, AND REPORTS ON FORM 8-K

(1)  FINANCIAL STATEMENTS

     The financial statements filed as part of this report are listed on the Index to Consolidated Statements on Page 14.

(2)  FINANCIAL STATEMENT SCHEDULES

     Index to Consolidated Financial Statement Schedules                    Page
                                                                            ----

          Report of Independent Public Accountants on Supplementary Schedule 29 For the three years ending June 29, 1996:
                Schedule II - Valuation and Qualifying Accounts              30

(3)  EXHIBITS

     Exhibits 10.5 through 10.12 include the Company's compensatory plan or arrangements required to be filed as exhibits pursuant to Item 14(c) of Form 10-K.

     Acquisition Contracts
     ---------------------

    2.1 Purchase Agreement dated December 19, 1994 between the Company and Carroll Reed, Inc. and Carroll Reed International Limited (included as
          Exhibit 2.1 to the Company's Report on Form 8-K dated December 19, 1994, File No. 0-22480, and incorporated herein by reference)

     Certificate of Incorporation and By-Laws
     ----------------------------------------

    3.1   Restated Certificate of Incorporation of the Company (included as
          Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 25, 1993, File No. 0-22480, and incorporated herein by reference)

    3.2 Amended By-Laws of the Company (included as Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 26, 1994, File No. 0-22480, and incorporated herein by reference)

     Material Contracts
     ------------------

    10.1 Ninth Amended and Restated Registration Rights Agreement dated as of August 12, 1993 by and among the Company, Allstate Insurance Company, Aegis II Limited Partnership and Aegis Selected Limited Partnership (included as Exhibit 10.4 to the Company's Registration Statement on Form S-1, Registration No. 33-67512, and incorporated herein by reference)

    10.2 Lease Agreement dated September 14, 1989 between the Company and Richard D. Matthews and Richard J. Valentine, Trustees of Bare Cove Realty Trust established u/d/t dated January 10, 1984, as amended (included as Exhibit 10.13 to the Company's Registration Statement on Form S-1, Registration No. 33-67512, and incorporated herein by reference)

    10.3 Shopping Center Lease between the Company and Meredith Bay Corporation dated May 24, 1990, Addendum to Lease dated June 23, 1990 and Renewal Lease dated May 4, 1993 (included as Exhibit 10.14 to the Company's Registration Statement on Form S-1, Registration No. 33-67512, and incorporated herein by reference)

    10.4 Retail Lease Agreement between the Company and Settlers' Green Associates Limited Partnership dated February 13, 1992 (included as
          Exhibit 10.16 to the Company's Registration Statement on Form S-1, Registration No. 33-67512, and incorporated herein by reference)

    10.5 1988 Incentive Stock Option Plan (included as Exhibit 10.17 to the Company's Registration Statement on Form S-1, Registration No. 33-67512, and incorporated herein by reference)

    10.6 1993 Incentive and Nonqualified Stock Option Plan, as amended (included as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 1996, File No. 0-22480, and incorporated herein)

    10.7 1993 Employee Stock Purchase Plan (included as Exhibit 10.19 to the Company's Registration Statement on Form S-1, Registration No. 33-67512, and incorporated herein by reference)

    10.8  Fiscal 1997 Bonus Plan

    10.9 Severance Agreement dated September 25, 1995 between the Company and George R. Burman, Jr. (included as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, File No. 0-22480, and incorporated herein by reference)

    10.10 Severance Agreement dated April 4, 1995 between the Company and Margo
          M. Wyckoff (included as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, File No. 0-22480, and incorporated herein by reference)

    10.11 Employment Letter Agreement dated December 21, 1995, between the Company and Gordon R. Cooke (included as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 30, 1995, File No. 0-22480, and incorporated herein by reference)

    10.12 Employment Letter Agreement dated May 7, 1996, between the Company and John J. Hayes

   +10.13 National Account Agreement between the Company and Airborne Freight
          Corporation dated July 1, 1991, as amended (included as Exhibit 10.25 to the Company's Registration Statement on Form S-1, Registration No. 33-67512, and incorporated herein by reference)

   +10.14 Amendment No. 5 to the National Account Agreement between the Company and Airborne Freight Corporation dated July 1, 1991, as previously amended (included as Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 24, 1994, File No. 0-22480, and incorporated herein by reference)

    10.15 License Agreement between the Company and Galvin Associates, Inc. dated June 23, 1993 (included as Exhibit 10.27 to the Company's Registration Statement on Form S-1, Registration No. 33-67512, and incorporated herein by reference)

    10.16 Software Maintenance Agreement between the Company and Galvin Associates, Inc. dated June 23, 1993 (included as Exhibit 10.28 to the Company's Registration Statement on Form S-1, Registration No. 33-67512, and incorporated herein by reference)

    10.17 Service Agreement between the Company and Wiland Services, Inc. dated February 7, 1991 (included as Exhibit 10.29 to the Company's Registration Statement on Form S-1, Registration No. 33-67512, and incorporated herein by reference)

    10.18 Directors and Officers Liability and Company Reimbursement Policy and the related Directors and Officers Renewal Declaration issued by Home Insurance Company of Illinois and the Excess Directors and Officers Liability Insurance and Company Reimbursement Policy issued by Admiral Insurance Company (included as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 24, 1994, File No. 0-22480, and incorporated herein by reference)

    10.19 $3,000,000 Commercial Promissory Grid Note dated October 28, 1994, between the Company and Shawmut Bank, N.A. (included as Exhibit 10.21 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 24, 1994, File No. 0-22480, and incorporated herein by reference)

    10.20 First Amendment to $3,000,000 Commercial Promissory Grid Note between the Company and Shawmut Bank, N.A. dated November 10, 1995 (included as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, File No. 0-22480, and incorporated herein by reference)

     ----------------
     +    Confidential treatment previously granted.

    10.21 $4,000,000 Commercial Promissory Grid Note dated October 28, 1994, between the Company and Shawmut Bank, N.A. (included as Exhibit 10.22 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 24, 1994, File No. 0-22480, and incorporated herein by reference)

    10.22 First Amendment to $4,000,000 Commercial Promissory Grid Note between the Company and Shawmut Bank, N.A. dated November 10, 1995 (included as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, File No. 0-22480, and incorporated herein by reference)

    10.23 Mortgage and Security Agreement dated October 28, 1994, between the Company and Shawmut Bank, N.A. (included as Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 24, 1994, File No. 0-22480, and incorporated herein by reference)

    10.24 $1,650,000 Commercial Promissory Note dated October 28, 1994, between the Company and Shawmut Bank, N.A. (included as Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 24, 1994, File No. 0-22480, and incorporated herein by reference)

    10.25 Letter from Shawmut Bank, N.A., dated July 12, 1995, amending certain financial covenants contained in the $3,000,000 Commercial Promissory Grid Note dated October 28, 1994, and the $4,000,000 Commercial Promissory Grid Note dated October 28, 1994, both between the Company and Shawmut Bank, N.A. (included as Exhibit 10.20 to the Company's Form 10-K for the fiscal year ended June 24, 1995, File No. 0-22840, and incorporated herein by reference)

    10.26 Pledge Agreement dated January 15, 1996, between the Company and Fleet National Bank, as successor to Shawmut Bank, N.A. (included as
          Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 30, 1995, File No. 0-22480, and incorporated herein by reference)

    10.27 Debt Covenant Waiver Letter dated February 7, 1996, between the Company and Fleet National Bank, as successor to Shawmut Bank, N.A. (included as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 30, 1995, File No. 0-22480, and incorporated herein by reference)

    10.28 Debt Covenant Waiver Letter dated September 10, 1996, between the Company and Fleet National Bank, as successor to Shawmut Bank, N.A.

    10.29 Commitment Letter dated September 10, 1996, from Fleet National Bank.

    10.30 Merchant Services Agreement between the Company and Hurley State Bank, dated July 18, 1995 (included as Exhibit 10.21 to the Company's Form 10-K for the fiscal year ended June 24, 1995, File No. 0-22840, and incorporated herein by reference)


    Per Share Earnings
    ------------------

    11.1  Statement re: computation of per share earnings

    Consent of Experts and Counsel
    ------------------------------

    23.1  Consent of Independent Accountants dated September 26, 1996

    Financial Data Schedule
    -----------------------

    27    Financial Data Schedule

(4)  REPORTS ON FORM 8-K

     On September 28, 1995, the Company filed a report on Form 8-K with the Securities and Exchange Commission regarding the resignation of George R. Burman, Jr. from his positions as the Company's Chairman of the Board and a director, effective October 1, 1995.

     On October 18, 1995, the Company filed a report on Form 8-K with the Securities and Exchange Commission regarding the resignation of Ronald J. Jackson from the Company's Board of Directors effective October 18, 1995.

     On January 3, 1996, the Company filed a report on Form 8-K with the Securities and Exchange Commission in connection with the announcement that Gordon R. Cooke had been named President, Chief Executive Officer and a Director, and that Samuel L. Shanaman had become Chief Operating Officer and would continue as a Director.

     On May 20, 1996, the Company filed a report on Form 8-K with the Securities and Exchange Commission announcing its decision to discontinue the operations of its Carroll Reed segment.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  DM MANAGEMENT COMPANY


Dated:  September 26, 1996        By: /s/ Gordon R. Cooke
                                      ------------------------------------------
                                      Gordon R. Cooke
                                      President, Chief Executive Officer and
                                      Director (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                Title                                                Date
- ---------                                -----                                                ----

By: /s/ Gordon R. Cooke                  President, Chief Executive Officer and Director      September 26, 1996
    -------------------------------      (Principal Executive Officer)
    Gordon R. Cooke


By: /s/ Samuel L. Shanaman               Executive Vice President, Chief Operating Officer,   September 26, 1996
    -------------------------------      Chief Financial Officer and Director
    Samuel L. Shanaman                   (Principal Financial Officer)


By: /s/ Olga L. Conley                   Vice President of Finance and Treasurer              September 26, 1996
    -------------------------------      (Principal Accounting Officer)
    Olga L. Conley


By: /s/ Walter J. Levison                Director                                             September 26, 1996
    -------------------------------
    Walter J. Levison


By: /s/ William E. Engbers               Director                                             September 26, 1996
    -------------------------------
    William E. Engbers


                      DM MANAGEMENT COMPANY AND SUBSIDIARY
                                  FORM 10-K

                                          FOR THE YEAR ENDED JUNE 29, 1996

                                                   EXHIBIT INDEX


Exhibit No.   Description                                                                                          Page
- -----------   -----------                                                                                          ----

 2.1          Purchase Agreement dated December 19, 1994 between the Company and Carroll Reed, Inc.
              and Carroll Reed International Limited

 3.1          Restated Certificate of Incorporation of the Company

 3.2          Amended By-Laws of the Company

 10.1         Ninth Amended and Restated Registration Rights Agreement dated as of August 12, 1993 by and among the Company, Allstate Insurance Company, Aegis II Limited Partnership and Aegis
              Selected Limited Partnership

 10.2         Lease Agreement dated September 14, 1989 between the Company and Richard D. Matthews and
              Richard J. Valentine, Trustees of Bare Cove Realty Trust established u/d/t dated January 10, 1984, as amended

 10.3         Shopping Center Lease between the Company and Meredith Bay Corporation dated May 24,
              1990, Addendum to Lease dated June 23, 1990 and Renewal Lease dated May 4, 1993

 10.4         Retail Lease Agreement between the Company and Settlers' Green Associates Limited Partnership
              dated February 13, 1992

 10.5         1988 Incentive Stock Option Plan

 10.6         1993 Incentive and Nonqualified Stock Option Plan, as amended

 10.7         1993 Employee Stock Purchase Plan

 10.8         Fiscal 1997 Bonus Plan                                                                                 40

 10.9         Severance Agreement dated September 25, 1995 between the Company and George R. Burman, Jr.

 10.10        Severance Agreement dated April 4, 1995 between the Company and Margo M. Wyckoff

 10.11        Employment Letter Agreement dated December 21, 1995, between the Company and Gordon
              R. Cooke

 10.12        Employment Letter Agreement dated May 7, 1996, between the Company and John J. Hayes                   47

+10.13        National Account Agreement between the Company and Airborne Freight Corporation dated
              July 1, 1991, as amended

+10.14        Amendment No. 5 to the National Account Agreement between the Company and Airborne
              Freight Corporation dated July 1, 1991, as previously amended

 10.15        License Agreement between the Company and Galvin Associates, Inc. dated June 23, 1993


- ------------------
+         Confidential treatment previously granted.

 10.16        Software Maintenance Agreement between the Company and Galvin Associates, Inc. dated
              June 23, 1993

 10.17        Service Agreement between the Company and Wiland Services, Inc. dated February 7, 1991

 10.18        Directors and Officers Liability and Company Reimbursement Policy and the related Directors and Officers Renewal Declaration issued by Home Insurance Company of Illinois and the
              Excess Directors and Officers Liability Insurance and Company Reimbursement Policy issued by Admiral Insurance Company

 10.19        $3,000,000 Commercial Promissory Grid Note dated October 28, 1994, between the Company and Shawmut Bank, N.A.

 10.20        First Amendment to $3,000,000 Commercial Promissory Grid Note between the Company and Shawmut Bank, N.A. dated November 10, 1995

 10.21        $4,000,000 Commercial Promissory Grid Note dated October 28, 1994, between the Company and Shawmut Bank, N.A.

 10.22        First Amendment to $4,000,000 Commercial Promissory Grid Note between the Company and
              Shawmut Bank, N.A. dated November 10, 1995

 10.23        Mortgage and Security Agreement dated October 28, 1994, between the Company and
              Shawmut Bank, N.A.

 10.24        $1,650,000 Commercial Promissory Note dated October 28, 1994, between the Company and Shawmut Bank, N.A.

 10.25        Letter from Shawmut Bank, N.A., dated July 12, 1995, amending certain financial covenants contained in the $3,000,000 Commercial Promissory Grid Note dated October 28, 1994, and the
              $4,000,000 Commercial Promissory Grid Note dated October 28, 1994, both between the
              Company and Shawmut Bank, N.A.

 10.26        Pledge Agreement dated January 15, 1996, between the Company and Fleet National Bank, as successor to Shawmut Bank, N.A.

 10.27        Debt Covenant Waiver Letter dated February 7, 1996, between the Company and Fleet National
              Bank, as successor to Shawmut Bank, N.A.

 10.28        Debt Covenant Waiver Letter dated September 10, 1996, between the Company and Fleet                   50
              National Bank, as successor to Shawmut Bank, N.A.

 10.29        Commitment Letter dated September 10, 1996, from Fleet National Bank.                                 52

 10.30        Merchant Services Agreement between the Company and Hurley State Bank, dated
              July 18, 1995

 11.1         Statement re: computation of per share earnings                                                       57

 23.1         Consent of Independent Accountants dated September 26, 1996                                           59

 27           Financial Data Schedule                                                                               61