Form 10-Q
period 1996-09-28
D M MANAGEMENT CO
filed 1996-11-12
CIK 910721

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



FOR QUARTER ENDED SEPTEMBER 28, 1996              COMMISSION FILE NUMBER 0-22480



                              DM MANAGEMENT COMPANY
             (Exact name of registrant as specified in its charter)



          DELAWARE                                               04-2973769
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


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


                    Yes    X                 No
                         -----                    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

            Class
            -----
Common stock, $0.01 par value                       4,456,908 shares outstanding
                                                    at November 5, 1996




                            Total number of pages 86
                     The Exhibit Index is located on Page 12

                       DM MANAGEMENT COMPANY & SUBSIDIARY

                                                         INDEX TO FORM 10-Q
PART I - FINANCIAL INFORMATION                                                                                              PAGE NO.
------------------------------                                                                                              --------
Item 1. Consolidated Financial Statements........................................................................................3-7

        Consolidated Balance Sheets at September 28, 1996, September 30, 1995 and June 29, 1996....................................3

        Consolidated Statements of Operations for the three months ended September 28, 1996 and September 30, 1995.................4

        Consolidated Statements of Cash Flows for the three months ended September 28, 1996 and September 30, 1995.................5

        Notes to Consolidated Financial Statements ..............................................................................6-7

Item 2. Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations ......................8-9


PART II - OTHER INFORMATION
---------------------------

Item 6. Exhibits and Reports on Form 8-K..........................................................................................10

Signature.........................................................................................................................11

Exhibit Index.....................................................................................................................12

                       DM MANAGEMENT COMPANY & SUBSIDIARY

                                          CONSOLIDATED BALANCE SHEETS
                                             (AMOUNTS IN THOUSANDS)
                                                   (UNAUDITED)
                                                                           SEPTEMBER 28,   SEPTEMBER 30,    JUNE 29,
                                                                               1996            1995           1996
                                                                           -------------   -------------    --------
                                ASSETS
Current assets:
          Cash and cash equivalents .....................................    $    296        $    370       $    221
          Marketable securities, net of unrealized loss .................       3,862              --          3,858
          Inventory .....................................................      10,200           8,675         10,866
          Prepaid catalog expenses ......................................       3,875           4,103          4,154
          Other current assets ..........................................       1,915           2,355          1,098
                                                                             --------        --------       --------
                   Total current assets .................................      20,148          15,503         20,197

Marketable securities, net of unrealized loss ...........................          --           3,943             --
Property and equipment, net .............................................       6,994           6,812          6,872
Non-current assets of discontinued operations ...........................          --           5,366             --
                                                                             --------        --------       --------
                   Total assets .........................................    $ 27,142        $ 31,624       $ 27,069
                                                                             ========        ========       ========
                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
          Accounts payable ..............................................    $  6,943        $  5,217       $  9,651
          Accrued expenses ..............................................       1,658           2,276          1,438
          Accrued customer returns ......................................       1,441           2,247          1,231
          Short-term revolver ...........................................       1,721              --             --
          Current portion of mortgage note and other long-term debt .....         864             283            889
                                                                             --------        --------       --------
                    Total current liabilities ...........................      12,627          10,023         13,209

Mortgage note ...........................................................       1,338           1,448          1,366
Other long-term debt ....................................................       3,431           1,975          3,014

Commitments


Stockholders' equity:
          Special preferred stock (par value $0.01), 1,000,000 shares
                    authorized ..........................................          --              --             --
          Common stock (par value $0.01) 15,000,000 shares authorized,
                    4,326,157, 4,261,558 and 4,305,293 shares issued and
                    outstanding at September 28, 1996, September 30, 1995
                    and June 29, 1996,  respectively ....................          43              42             43
          Additional paid-in capital ....................................      39,902          39,827         39,890
          Unrealized loss on marketable securities ......................        (132)            (57)          (136)
          Accumulated deficit ...........................................     (30,067)        (21,634)       (30,317)
                                                                             --------        --------       --------
                    Total stockholders' equity ..........................       9,746          18,178          9,480
                                                                             --------        --------       --------
                    Total liabilities and stockholders' equity ..........    $ 27,142        $ 31,624       $ 27,069
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

                      DM MANAGEMENT COMPANY & SUBSIDIARY

                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                   (UNAUDITED)


                                                                                                          THREE MONTHS ENDED
                                                                                                     ----------------------------
                                                                                                     SEPTEMBER 28,   SEPTEMBER 30,
                                                                                                         1996           1995
                                                                                                     -------------   -------------
Net sales ..........................................................................................    $20,541        $22,312

Cost of goods sold .................................................................................     12,114         13,297
                                                                                                        -------        -------
     Gross profit ..................................................................................      8,427          9,015

Selling, general and administrative expenses .......................................................      8,067          9,262
                                                                                                        -------        -------
     Income (loss) from continuing operations before interest and income taxes .....................        360           (247)

Interest expense, net ..............................................................................         82             58
                                                                                                        -------        -------
     Income (loss) from continuing operations before income taxes ..................................        278           (305)

Provision (benefit) for income taxes ...............................................................         28            (31)
                                                                                                        -------        -------
     Income (loss) from continuing operations ......................................................        250           (274)

     Loss from discontinued operations .............................................................         --           (393)
                                                                                                        -------        -------
     Net income (loss) .............................................................................    $   250        $  (667)
                                                                                                        =======        =======
Income (loss) per common and common equivalent share
   Primary:
     Continuing operations .........................................................................    $  0.05        $ (0.06)
     Discontinued operations .......................................................................         --          (0.09)
                                                                                                        -------        -------
     Net income (loss) per common and common equivalent share ......................................    $  0.05        $ (0.15)
                                                                                                        =======        =======
Weighted average common and common equivalent shares outstanding ...................................      4,730          4,566

    The accompanying notes are an integral part of the consolidated financial statements.

                      DM MANAGEMENT COMPANY AND SUBSIDIARY

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (AMOUNTS IN THOUSANDS)
                                                    (UNAUDITED)


                                                                                      THREE MONTHS ENDED
                                                                                 ------------------------------
                                                                                 SEPTEMBER 28,    SEPTEMBER 30,
                                                                                     1996             1995
                                                                                 -------------    -------------
Cash flows from operating activities:
  Net income (loss) ............................................................    $   250          $  (667)
    Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
      Amortization related to discontinued operations ..........................         --              113
      Use of liability for expected losses of discontinued operations ..........       (897)              --
      Depreciation and amortization ............................................        266              217
  Changes in assets and liabilities:
    Decrease in inventory ......................................................        666            1,569
    Decrease in prepaid catalog expenses .......................................        279              321
    Increase in other current assets ...........................................       (328)            (782)
    Decrease in accounts payable and accrued expenses ..........................     (2,488)            (164)
    Increase in accrued customer returns .......................................        210            1,056
    Decrease (increase) in net current assets of discontinued operations .......        408           (1,274)
                                                                                    -------          -------
Net cash (used in) provided by operating activities ............................     (1,634)             389


Cash flows from investing activities:
  Additions to property and equipment ..........................................       (350)             (43)
                                                                                    -------          -------
Net cash used in investing activities ..........................................       (350)             (43)

Cash flows from financing activities:
  Borrowings under debt agreements .............................................      8,460            6,696
  Payments of debt borrowings ..................................................     (6,369)          (6,868)
  Principal payments on capital lease obligations ..............................        (44)             (35)
  Proceeds from stock transactions .............................................         12               --
                                                                                    -------          -------
Net cash provided by (used in) financing activities ............................      2,059             (207)
                                                                                    -------          -------
Net increase in cash and cash equivalents ......................................         75              139

Cash and cash equivalents at:
  Beginning of period ..........................................................        221              231
                                                                                    -------          -------
  End of period ................................................................    $   296          $   370
                                                                                    =======          =======
Supplemental information:
  Non-cash financing activities:
    Increase in capital lease obligations ......................................    $    38          $    --

    The accompanying notes are an integral part of the consolidated financial statements.

                      DM MANAGEMENT COMPANY AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



     The financial statements included herein have been prepared by DM Management Company (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and in the opinion of management contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. Accordingly, although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report to Stockholders for the fiscal year ended June 29, 1996.

A.   DISCONTINUED OPERATIONS

     During the fourth quarter of fiscal 1996, the Company announced its plans to divest its Carroll Reed segment. In connection with this divestiture, the Company recorded a $3,175,000 liability for expected losses from the Carroll Reed operations during the phase-out period. The Carroll Reed loss for the three months ended September 28, 1996 of $897,000 was recorded against the liability for expected losses. The results of operations for the three months ended September 30, 1995 have been classified as loss from discontinued operations in the accompanying consolidated statement of operations. The Company is pursuing the divestment of the Carroll Reed assets and expects to conclude this divestiture during fiscal 1997.

     The current assets and liabilities of the Carroll Reed segment have been classified as net current assets of discontinued operations and are included in other current assets in the accompanying consolidated balance sheets as summarized below (in thousands):

                                                       September 28,     September 30,     June 29,
                                                           1996              1995            1996
                                                       -------------     -------------     --------
Current assets
    Inventory                                             $1,968            $1,432          $2,477
    Prepaid catalog expenses                                 328               854             492
    Other current assets                                      30               119             149
                                                          ------            ------          ------
      Total current assets                                 2,326             2,405           3,118
                                                          ------            ------          ------

 Current liabilities
    Accounts payable                                           7             1,196             286
    Accrued expenses                                           9                29              --
    Accrued customer returns                                  59               147             173
    Liability for expected losses                          1,761                --           2,658
                                                          ------            ------          ------
      Total current liabilities                            1,836             1,372           3,117
                                                          ------            ------          ------
        Net current assets of discontinued operations     $  490            $1,033          $    1
                                                          ======            ======          ======

     Non-current assets of discontinued operations on the accompanying consolidated balance sheet at September 30, 1995 are comprised solely of the net intangible assets related to the Carroll Reed segment.

                      DM MANAGEMENT COMPANY AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


B.   DEBT

     The Company's credit facilities at September 28, 1996 consisted of a $1,650,000 mortgage note, payments on which are due monthly based on a 15-year amortization, with the remaining balance payable in full on August 31, 1999, and a revolving line of credit totaling $7,000,000 which includes (i) a $4,000,000 line (the "$4,000,000 Revolver") which expired on October 31, 1996; and, (ii) a $3,000,000 line which would have expired on November 30, 1996.

     A summary of the Company's outstanding long-term credit facilities follows (in thousands):

                                       September 28,1996   September 30,1995
                                       -----------------   -----------------
     Mortgage note                           $1,448              $1,558
     $4,000,000 Revolver                      4,000               1,830
     Capitalized lease obligations              185                 318
                                             ------              ------
       Total long-term debt                   5,633               3,706
       Less current maturities                  864                 283
                                             ------              ------
       Long-term debt                        $4,769              $3,423
                                             ======              ======

     The Company's credit facilities at September 28, 1996 were collateralized by the Company's marketable securities. The mortgage note is also collateralized by a first mortgage on the Company's office and distribution facility. The terms of the Company's financing arrangements contain various lending conditions and covenants, including restrictions on permitted liens, limitations on capital expenditures and dividends, and compliance with certain financial coverage ratios.

     On November 4, 1996, the Company replaced its $7,000,000 revolving line of credit with a $12,000,000 facility consisting of (i) an $8,000,000 revolving line of credit, which reduces to $5,000,000 during the months of May through November and expires on June 1, 1997; and, (ii) a $4,000,000 term loan, which expires on December 31, 2001 and requires quarterly principal payments of $200,000 commencing on December 31, 1996. In consideration for the new facility, the Company has given its bank a first security interest on substantially all assets.

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

F.   FISCAL YEAR

     The Company's fiscal year is comprised of 52-53 weeks. Fiscal 1996 ended on June 29, 1996 and included 53 weeks. Fiscal 1997 will be a 52-week year ending on June 28, 1997. The additional week in fiscal 1996 was added in the first quarter.

                      DM MANAGEMENT COMPANY AND SUBSIDIARY
                                    FORM 10-Q
                      FOR QUARTER ENDED SEPTEMBER 28, 1996


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     QUARTERLY OVERVIEW

     Net income for the three months ended September 28, 1996 ("first quarter fiscal 1997") was $250,000 or $0.05 per share. This compares to a net loss from continuing operations of $274,000 or $0.06 per share and a net loss, including loss from discontinued operations, of $667,000 or $0.15 per share for the three months ended September 30, 1995 ("first quarter fiscal 1996"). This is the Company's fourth consecutive quarter of profit improvement from continuing operations over the prior year's comparable quarter. Management believes this profit improvement is evidence that the various creative, marketing, operational and financial strategies that the Company has adopted are working.

     The Company's fiscal year is comprised of 52-53 weeks. Fiscal 1996 was a 53-week year ending June 29, 1996. The additional week was added in first quarter fiscal 1996. Accordingly, all comparisons of first quarter fiscal 1997 to first quarter fiscal 1996 are comparisons of a 13-week period to a 14-week period.

     COMPARISON OF THREE MONTHS ENDED SEPTEMBER 28, 1996 WITH THREE MONTHS ENDED SEPTEMBER 30, 1995

     CONTINUING OPERATIONS

     Sales and circulation. Net sales for first quarter fiscal 1997 decreased 7.9% to $20.5 million from $22.3 million for first quarter fiscal 1996. The $1.8 million decline was primarily attributable to the impact of one less week of sales in first quarter fiscal 1997 as compared to the previous year's 14-week period. During first quarter fiscal 1997, the Company circulated 15.7% fewer full-price catalogs and 76.4% fewer sale catalogs, resulting in an overall circulation decrease of 26.9% versus first quarter fiscal 1996. Customer response rates rose by approximately 10% and average revenue per order increased approximately 5%. In addition, despite the decrease in circulation, the Company's 12-month customer list was 1.6% larger at September 28, 1996 than at September 30, 1995.

     Gross profit. Gross profit as a percentage of net sales was 41.0% in first quarter fiscal 1997, as compared to 40.4% in first quarter fiscal 1996. The gross profit improvement is primarily attributable to a decrease in off-price sales volume in first quarter fiscal 1997.

     Selling, general and administrative expenses. Selling, general and administrative expenses in first quarter fiscal 1997 were $8.1 million or 39.3% of net sales, compared to $9.3 million or 41.5% of net sales in first quarter fiscal 1996. The decrease in selling, general and administrative expenses as a percentage of net sales was attributable to the increased productivity of the Company's first quarter fiscal 1997 mailings.

     Interest (income) expense. Interest income was $55,000 and $56,000 for first quarter fiscal 1997 and first quarter fiscal 1996, respectively, as invested balances remained at substantially the same level for both quarters. Interest expense increased to $137,000 in first quarter fiscal 1997 from $114,000 in first quarter fiscal 1996 due to the Company's increased usage of its credit facilities.

     Income taxes. The effective tax rate for first quarter fiscal 1997 and first quarter fiscal 1996 was 10.1% and 10.2%, respectively. The effective rates reflect the full tax rate at the state level where operating loss carryforwards have been fully utilized and are no longer available, as well as the impact of the federal alternative minimum tax.

                      DM MANAGEMENT COMPANY AND SUBSIDIARY
                                    FORM 10-Q
                      FOR QUARTER ENDED SEPTEMBER 28, 1996

     DISCONTINUED OPERATIONS

     During fourth quarter fiscal 1996, the Company announced its plans to divest its Carroll Reed segment. Accordingly, the results of the Carroll Reed operations for first quarter fiscal 1996 have been classified as loss from discontinued operations in the accompanying consolidated statement of operations. The net loss incurred for first quarter fiscal 1997 has been recorded as a reduction to the Company's liability for expected losses established in connection with the Company's decision to divest the Carroll Reed segment (see Note A to the consolidated financial statements).

LIQUIDITY AND CAPITAL RESOURCES

     During first quarter fiscal 1997, the Company funded its working capital needs through cash generated from operations and through use of its credit facilities. The Company's primary working capital need is to fund costs incurred in advance of revenue generation, primarily inventory acquisition and catalog development, production and mailing costs incurred prior to the beginning of each selling season. The Company has two selling seasons which correspond to the fashion seasons. The Fall season begins in July and ends in December. The Spring season begins in January and ends in early July.

     The Company's credit facilities at September 28, 1996 consisted of a $1,650,000 mortgage note, payments on which are due monthly based on a 15-year amortization, with the remaining balance payable in full on August 31, 1999, and a revolving line of credit totaling $7,000,000 which includes (i) a $4,000,000 line which expired on October 31, 1996; and, (ii) a $3,000,000 line which would have expired on November 30, 1996.

     On November 4, 1996, the Company replaced its $7,000,000 revolving line of credit with a $12,000,000 facility consisting of (i) an $8,000,000 revolving line of credit, which reduces to $5,000,000 during the months of May through November and expires on June 1, 1997; and, (ii) a $4,000,000 term loan, which expires on December 31, 2001 and requires quarterly principal payments of $200,000 commencing on December 31, 1996. In consideration for the new facility, the Company has given its bank a first security interest on substantially all assets.

     Inventory levels at September 28, 1996 were 17.8% higher than at September 30, 1995. The increase is attributable to the timing of the Company's mailings. Quarter-end prepaid catalog expenses for first quarter fiscal 1997 decreased 5.6% as compared to first quarter fiscal 1996. The Company's more conservative circulation strategy is primarily responsible for the decline.

     The Company's existing credit facilities and those expected to be available in the future, and its cash flows from operations, are expected to provide the capital resources necessary to support the Company's operating needs for the foreseeable future.

     Various factors could cause actual results to differ materially from those projected in forward-looking statements made by management. These factors include, but are not limited to, the potential for changes in consumer spending, consumer preferences and general economic conditions, increasing competition in the apparel industry and possible future increases in operating costs.

                      DM MANAGEMENT COMPANY AND SUBSIDIARY
                                    FORM 10-Q
                      FOR QUARTER ENDED SEPTEMBER 28, 1996


PART II. OTHER INFORMATION.


Item 6. Exhibits and Reports on Form 8-K

EXHIBITS

         Material Contracts
         ------------------

         10.1 $8,000,000 Commercial Promissory Grid Note and Loan Agreement dated November 4, 1996, between the Company and Fleet National Bank

         10.2 $3,600,000 Commercial Promissory Term Note and Loan Agreement dated November 4, 1996, between the Company and Fleet National Bank

         10.3 $400,000 Time Note dated November 4, 1996, between the Company and Fleet National Bank

         10.4 Security Agreement dated November 4, 1996, between the Company and Fleet National Bank

         10.5 Pledge Agreement dated November 4, 1996, between the Company, DM Management Security Corporation and Fleet National Bank

         Per Share Earnings
         ------------------

         11.1  Statement re: computation of per share earnings.

         Financial Data Schedule
         -----------------------

         27    Financial Data Schedule


REPORTS ON FORM 8-K

         There were no reports on Form 8-K filed during the three months ended September 28, 1996.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        DM MANAGEMENT COMPANY



Dated: November 11, 1996                By:  /s/Samuel L. Shanaman
                                            ----------------------------------
                                             Samuel L. Shanaman
                                             Authorized Officer
                                             Executive Vice President,
                                               Chief Operating Officer and Chief
                                             Financial Officer (Principal
                                               Financial Officer)

                      DM MANAGEMENT COMPANY AND SUBSIDIARY
                                    FORM 10-Q
                      FOR QUARTER ENDED SEPTEMBER 28, 1996


                                  EXHIBIT INDEX


Exhibit No.   Description                                                Page
-----------   -----------                                                ----
10.1          $8,000,000 Commercial Promissory Grid Note and Loan
              Agreement dated November 4, 1996, between the Company
              and Fleet National Bank                                     13

10.2          $3,600,000 Commercial Promissory Term Note and Loan
              Agreement dated November 4, 1996, between the Company
              and Fleet National Bank                                     38

10.3          $400,000 Time Note dated November 4, 1996, between the
              Company and Fleet National Bank                             62

10.4          Security Agreement dated November 4, 1996, between the
              Company and Fleet National Bank                             68

10.5          Pledge Agreement dated November 4, 1996, between the
              Company, DM Management Security Corporation and Fleet
              National Bank                                               76

11.1          Statement re: computation of per share earnings.            83


27            Financial Data Schedule                                     85