Form 10-K
period 1996-12-28
DM MANAGEMENT CO /DE/
filed 1997-04-04
CIK 910721

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
(MARK ONE)
[   ]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

[X]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM JUNE 30, 1996 TO DECEMBER 28, 1996
                         COMMISSION FILE NUMBER 0-22480

                             DM MANAGEMENT COMPANY

             (Exact Name of Registrant as Specified in Its Charter)

                  DELAWARE                                      04-2973769
       (State or Other Jurisdiction of                       (I.R.S. Employer
       Incorporation or Organization)                       Identification No.)
          25 RECREATION PARK DRIVE                                 02043
                 HINGHAM, MA                                    (Zip Code)
  (Address of Principal Executive Offices)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (617) 740-2718

       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:  NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                              TITLE OF EACH CLASS
                         Common Stock, $0.01 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes [X]        No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 7, 1997, the aggregate market value of voting stock held by non-affiliates of the Registrant was $16,319,472 based on the closing price ($6.00 per share) for the common stock as reported on the Nasdaq National Market on March 7, 1997.

     Shares outstanding of the Registrant's common stock at March 7, 1997:
4,534,157
                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the Proxy Statement for the Annual Meeting of Stockholders of DM Management Company to be held on May 8, 1997, which will be filed with the Securities and Exchange Commission within 120 days after December 28, 1996, are incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
================================================================================

                      DM MANAGEMENT COMPANY AND SUBSIDIARY

                    INDEX TO TRANSITION REPORT ON FORM 10-K

                   FOR THE SIX MONTHS ENDED DECEMBER 28, 1996

                                                                                            PAGE
                                                                                            ----
Part I
         Item 1.    Business..............................................................    3
         Item 2.    Properties............................................................    5
         Item 3.    Legal Proceedings.....................................................    5
         Item 4.    Submission of Matters to a Vote of Security Holders...................    6

Part II

         Item 5.    Market for Registrant's Common Equity and Related Stockholder
                      Matters.............................................................    6
         Item 6.    Selected Consolidated Financial Data..................................    7
         Item 7.    Management's Discussion and Analysis of Consolidated Financial
                      Condition and Results of Operations.................................    8
         Item 8.    Consolidated Financial Statements and Supplementary Data..............   12
         Item 9.    Changes in and Disagreements with Accountants on Accounting and
                      Consolidated Financial Disclosure...................................   32

Part III

         Item 10.   Directors and Executive Officers of the Registrant....................   32
         Item 11.   Executive Compensation................................................   32
         Item 12.   Security Ownership of Certain Beneficial Owners and Management........   32
         Item 13.   Certain Relationships and Related Transactions........................   32

Part IV

         Item 14.   Exhibits, Consolidated Financial Statement Schedules, and Reports on
                      Form 8-K............................................................   32

Signatures................................................................................   35

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     DM Management Company ("DM Management" or the "Company") has changed its fiscal year to end on the last Saturday in December. This resulted in a six month reporting period ended December 28, 1996 (the "Six Month Period") included in this Transition Report on Form 10-K.

     DM Management is a specialty direct marketer of high quality women's apparel, accessories, shoes, gifts and cosmetics. The Company currently markets its products through two discreet catalog concepts, J. Jill and Nicole Summers. Each of these catalogs targets mature, affluent women and is designed to appeal to a distinct lifestyle within this demographic group. The J. Jill assortment of products is unique, fashionable, relaxed and natural in fiber content. Nicole Summers offers a traditional, sophisticated, tailored and versatile assortment of products.

     During the Six Month Period the Company combined its The Very Thing! concept into its Nicole Summers title. During this period, the Company also recorded a deferred tax benefit of $10,598,000 (see Note H to the accompanying consolidated financial statements).

CHANGE IN BUSINESS STRATEGY

     Over the past year DM Management's business strategy has evolved from one based almost entirely on circulation management to one in which creative presentation and differentiation in merchandising execution are also critical elements of growth and profitability.

CUSTOMER DATABASE AND MARKETING

     The Company's proprietary mailing list contains 2.3 million customers. Approximately 657,000 of these customers have made a purchase within the previous 24 months ("Active Customers"). DM Management uses a proprietary database to store detailed information on each customer, including personal information, demographic data and purchase history.

     The Company's marketing programs and circulation strategies are designed to attract new customers and generate additional sales from existing customers. Attracting new customers is principally accomplished through prospecting using targeted mailings to individuals identified through rented or exchanged mailing lists and outside marketing information services. Generating additional sales from existing customers involves using selective mailings based on past purchase histories, household demographics and other relevant criteria.

     DM Management introduced its own private label credit card in September of 1995. The Company believes that its credit card reinforces the purchase relationship with existing customers and promotes additional purchases from these customers. During the Six Month Period, approximately 9% of net sales were attributable to purchases made using the Company's private label credit card. At December 28, 1996, the Company had approximately 43,000 private label credit card holders.

MERCHANDISING

     DM Management's merchandising strategy is to provide a carefully edited and well focused assortment of unique high quality merchandise presented via a "total-look" wardrobing concept designed to outfit its customer from head-to-toe by offering her not only apparel, but also accessories, shoes, gifts and cosmetics. Few of the Company's competitors currently use this presentational technique, which the Company believes enhances the overall appeal of its catalogs. The Company offers a wide variety of sizes appealing not only to the regular size customer but also to the larger size and petite customer. These hard to fit customers currently have few attractive catalog or retail shopping alternatives. Becoming the premier provider of wardrobing for this market niche is one of the Company's merchandising objectives.

     The Company sells both domestically produced and imported merchandise, which it purchases in the open market from approximately 200 vendors. The Company offers both brand name and private label merchandise. Private label merchandise is an important element in differentiating the Company's product offerings from those of other retailers. During the Six Month Period, private label products accounted for approximately 65% and 40% of the J. Jill and Nicole Summers merchandise offerings.

CREATIVE PRESENTATION

     The development of each of the Company's catalogs is a joint effort between the Company's merchandising and creative personnel. After an initial conceptualization meeting, the merchandising and creative teams work closely together on catalog design, merchandise selection, presentation and layout. The distinctive look and feel of the Company's catalogs is the product of this collaborative effort.

INVENTORY MANAGEMENT

     The Company's inventory management strategy is designed to maintain inventory levels that provide optimum in-stock positions and maximum inventory turnover rates while minimizing the amount of unsold merchandise at the end of each selling season. The Company manages inventory levels by monitoring sales and fashion trends and making purchasing adjustments as necessary and through inbound telemarketing sales. Additionally, the Company sells excess inventory in its sale catalogs, through its outlet stores and to jobbers.

CUSTOMER SERVICE AND OPERATIONS

     DM Management believes that an emphasis on superior customer service is critical to its ability to expand its customer base and build customer loyalty. Customer orders are taken 24 hours a day, 365 days a year by the Company's telemarketing representatives. The Company also accepts orders by mail or facsimile. All orders are input directly into the Company's on-line data processing system, which provides, among other things, customer historical information, merchandise availability, product specifications, available substitutes and accessories and expected ship date. The Company trains its telemarketing representatives to be knowledgeable in merchandise specifications and features. These representatives have ready access to samples of the entire merchandise assortment, which enables them to answer detailed merchandise inquiries from customers on-line.

     DM Management believes that the prompt delivery of attractively packaged merchandise promotes customer loyalty and repeat buying. All merchandise is boxed and wrapped in tissue and shipped from the Company's distribution center in Meredith, N.H. The Company's customers normally receive their orders within 3 to 5 business days after shipping, although customers may request overnight delivery for a nominal extra charge. Overnight delivery is provided free of additional charge for orders placed through the Company's private label credit card.

     DM Management offers an unconditional merchandise guarantee. If a customer is not completely satisfied with any item, for any reason, the customer may return it for an exchange or a prompt, full refund. Returns experience is closely monitored at the item level to identify any product quality or fit issues. Returned merchandise is inspected carefully and, unless damaged, is cleaned, pressed and returned to inventory. Approximately 95% of returned merchandise is recycled into inventory.

COMPETITION

     The direct marketing industry is both highly fragmented and competitive. The Company's principal competitors include large retail operations (some with catalog operations) and other catalog and direct marketing companies. Many of these competitors are larger and have greater financial, marketing and other resources than the Company. DM Management competes principally on the basis of its "total-look" wardrobing concept, expanded size offerings, creatively distinctive catalogs and superior customer service.

EMPLOYEES

     As of March 7, 1997, the Company employed 329 individuals, of whom 281 were full-time (those employees scheduled to work 30 hours or more per week). None of the Company's employees is represented by a union. The Company considers its employee relations to be good.

TRADEMARKS AND SERVICE MARKS

     The Company has registered the names of its principal catalogs, J. Jill Ltd. and Nicole Summers, as trademarks and service marks with the United States Patent and Trademark Office.

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

     DM Management currently collects sales tax only on sales to Massachusetts customers. Many states have attempted to require that out-of-state direct marketers collect use taxes on sales of products shipped to their residents. The United States Supreme Court has held unconstitutional a state's imposition of use tax collection obligations on an out-of-state mail order company whose only contacts with the state were the distribution of catalogs and other advertising materials through the mail and subsequent delivery of purchased goods by parcel post and interstate common carriers but has stated that Congress could enact legislation authorizing the states to impose such obligations. Management is unable to predict the likelihood of Congress passing this or similar legislation, and whether the Company will, in the future, be required to collect sales and use taxes in the various states. If such legislation is passed or the Supreme Court alters its position to permit imposition of such obligations, the Company would incur additional administrative expense. The Company is unable, at this time, to predict the impact of the collection of sales or use taxes on its financial position, results of operations and cash flows.

ITEM 2.  PROPERTIES

     The following table sets forth certain information relating to the Company's principal facilities:

                         SQUARE                            TYPE OF          LEASE
      LOCATION           FOOTAGE         FUNCTION          INTEREST      TERMINATION
---------------------    -------     -----------------     --------     --------------
Meredith, NH             93,120      Operations Center      Owned       Not applicable
  (approx. 25 acres)
Hingham, MA              23,719      Corporate Offices      Leased         03/31/00
Meredith, NH              3,600      Outlet Store           Leased         07/01/99
North Conway, NH          2,567      Outlet Store           Leased         02/28/02
Bedford, MA               5,255      Outlet Store           Leased         04/30/00
Laconia, NH              37,800      Warehouse              Leased         04/01/99

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party to any material legal proceedings and did not settle any material legal proceedings during the quarter ended December 28, 1996.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held an Annual Meeting of Stockholders on November 8, 1996. At the Annual Meeting, the stockholders of the Company voted to approve the following actions by the following votes:

     1. To fix the number of directors that shall constitute the whole Board of Directors of the Company at four.

                                                                          NUMBER OF
                                                                           SHARES
                                                                          ---------
        For.............................................................  3,456,881
        Against.........................................................    63,999
        Abstain.........................................................       361

     2.  To elect the following individual as a Class C Director of the Company:

                                                                           WITHHOLDING
                                                                  FOR       AUTHORITY
                                                               ---------   -----------
        Gordon R. Cooke......................................  3,521,221     20

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The common stock of the Company trades on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol "DMMC." As of March 7, 1997, the approximate number of shareholders of record of common stock of the Company was
300. The Company believes that the approximate number of beneficial holders of common stock of the Company is approximately 1,000.

     The following table sets forth, for the periods shown, the high and low per share sales prices of the Company's common stock as reported on the Nasdaq consolidated reporting system.

                                                                              HIGH    LOW
                                                                              ----    ---
     Six Month Period
          Quarter ended December 28, 1996...................................    4 1/4  3
          Quarter ended September 28, 1996..................................    4 7/8  2 7/8

     Fiscal 1996
          Quarter ended June 29, 1996.......................................    5 3/8  2 5/8
          Quarter ended March 30, 1996......................................    2 7/8  2
          Quarter ended December 30, 1995...................................    2 5/8  1 7/8
          Quarter ended September 30, 1995..................................    4 1/8  1 7/8

     Fiscal 1995
          Quarter ended June 24, 1995.......................................    3 3/4  2 1/4
          Quarter ended March 25, 1995......................................    5 1/4  2 1/2
          Quarter ended December 24, 1994...................................    9      4 1/8
          Quarter ended September 24, 1994..................................   10      8 1/4

     The Company has never declared or paid cash dividends on its common stock. The Company currently intends to retain its earnings for use in the operation and expansion of its business. The payment of any future dividends will be determined in light of then current conditions, including the Company's earnings, financial condition and requirements, restrictions in financing agreements and other factors. Under the terms of the Company's existing debt agreements with a commercial bank, the Company is not permitted to pay dividends in excess of twenty-five percent of net income without the commercial bank's consent.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data of the Company set forth below has been derived from the consolidated financial statements of the Company for the periods indicated. This selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations" and the Company's consolidated financial statements and footnotes.

                    TWELVE MONTHS ENDED          SIX MONTHS ENDED                          FISCAL YEAR ENDED
                 --------------------------  ------------------------  ----------------------------------------------------------
                   DEC. 28,      DEC. 30,     DEC. 28,     DEC. 30,     JUNE 29,    JUNE 24,    JUNE 25,    JUNE 26,    JUNE 27,
                     1996          1995         1996         1995         1996        1995        1994        1993        1992
                  (52 WEEKS)    (53 WEEKS)   (26 WEEKS)   (27 WEEKS)   (53 WEEKS)  (52 WEEKS)  (52 WEEKS)  (52 WEEKS)  (52 WEEKS)
                 ------------  ------------  ----------  ------------  ----------  ----------  ----------  ----------  ----------
                  (UNAUDITED)   (UNAUDITED)               (UNAUDITED)
                                                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
RESULTS OF
 OPERATIONS:
Net sales.......   $ 84,642      $ 78,532     $ 43,324     $ 39,267     $ 80,585    $ 72,691    $ 63,337    $ 47,510    $ 41,532
Income (loss)
 from continuing
 operations
 before income
 taxes..........      1,956          (323)       1,072         (623)         261         851       3,604       1,608      (2,411)
Income (loss)
 from continuing
 operations.....     12,358          (291)      11,563         (560)         235         765       3,269       1,547      (2,411)
Net income
 (loss).........      3,371          (881)      11,563       (1,158)      (9,350)        773       3,269       1,547      (2,411)
Income (loss)
 from continuing
 operations per
 share..........       2.64         (0.07)        2.44        (0.13)        0.05        0.17        0.80        0.60       (2.07)
Net income
 (loss) per
 share..........       0.72         (0.20)        2.44        (0.27)       (2.11)       0.17        0.80        0.60       (2.07)
FINANCIAL POSITION
 (END OF PERIOD):
Total assets....   $ 38,109      $ 34,694     $ 38,109     $ 34,694     $ 27,069    $ 31,612    $ 26,923    $  8,849    $  6,935
Working
 capital........     10,662        11,019       10,662       11,019        6,988       6,315       9,305       1,075         737
Total debt......      5,557         8,164        5,557        8,164        5,269       3,913         415         594       7,270
Stockholders'
 equity
 (deficit)......     21,223        17,729       21,223       17,729        9,480      18,851      17,861       1,645      (5,962)
STATISTICS ON
 CONTINUING
 OPERATIONS:
Weighted average
 common and
 common
 equivalent
 shares
 outstanding
   Primary......      4,679         4,416        4,736        4,262        4,441       4,610       4,077       2,586       1,167
   Fully
     diluted....      4,706         4,426        4,736        4,262        4,518       4,619       4,081       2,586       1,167
Catalog
 circulation....     37,900        42,300       18,400       22,100       41,600      40,300      32,400      24,000      24,100
Active
 Customers......        657           611          657          611          638         579         473         448         N/A

     The Company has changed its fiscal year to end on the last Saturday in December. This resulted in a six month reporting period ended December 28, 1996 included in this Transition Report on Form 10-K. Prior to this change, the Company's fiscal year ended on the last Saturday in June.

     During the Six Month Period, the Company recorded a deferred tax benefit of $10,598,000 (see Note H to the accompanying consolidated financial statements).

     On May 20, 1996, the Company announced its plan to discontinue the operations of its Carroll Reed segment and recorded a charge of $8,511,000 for the loss on disposal of discontinued operations (see Note B to the accompanying consolidated financial statements).

     During the fiscal year ended June 25, 1994, the Company completed its initial public offering (see Note E to the accompanying consolidated financial statements).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The Company has changed its fiscal year to end on the last Saturday in December. This resulted in a six month reporting period ended December 28, 1996 (the "Six Month Period") included in this Transition Report on Form 10-K. Prior to this change the Company's fiscal year ended on the last Saturday in June. Financial information for the twelve months ended December 28, 1996 ("Calendar 1996"), the twelve months ended December 30, 1995 ("Calendar 1995") and the six months ended December 30, 1995 has been presented for comparative purposes and is unaudited. The twelve months ended June 29, 1996 ("Fiscal 1996") was a 53-week period. The twelve months ended June 24, 1995 ("Fiscal 1995") and June 25, 1994 ("Fiscal 1994") were 52-week periods.

     The following table represents the Company's consolidated statements of operations as a percentage of net sales:

                                  TWELVE MONTHS ENDED         SIX MONTHS ENDED                 FISCAL YEAR ENDED
                                ------------------------  ------------------------  ----------------------------------------
                                 DEC. 28,     DEC. 30,     DEC. 28,     DEC. 30,      JUNE 29,      JUNE 24,      JUNE 25,
                                   1996         1995         1996         1995          1996          1995          1994
                                (52 WEEKS)   (53 WEEKS)   (26 WEEKS)   (27 WEEKS)    (53 WEEKS)    (52 WEEKS)    (52 WEEKS)
                                -----------  -----------  -----------  -----------  ------------  ------------  ------------
                                (UNAUDITED)  (UNAUDITED)               (UNAUDITED)
Net sales.......................    100.0%      100.0%       100.0%       100.0%        100.0%        100.0%        100.0%
Costs and expenses:
    Product.....................     44.0        44.2         44.9         44.0          43.5          42.9          42.7
    Operations..................     14.9        15.9         14.4         16.1          15.8          15.9          15.4
    Selling.....................     27.7        30.2         26.8         31.2          29.9          29.9          26.7
    General and
      administrative............     10.7         9.8         11.1         10.0          10.1          10.1           9.7
    Interest, net...............      0.4         0.3          0.3          0.3           0.4            --          (0.2)
                                   -----        -----        -----        -----         -----         -----         -----
Income (loss) from continuing
  operations before income
  taxes.........................      2.3        (0.4)         2.5         (1.6)          0.3           1.2           5.7
Provision (benefit) for income
  taxes.........................    (12.3)         --        (24.2)        (0.2)           --           0.1           0.5
                                   -----        -----        -----        -----         -----         -----         -----
Income (loss) from continuing
  operations....................     14.6        (0.4)        26.7         (1.4)          0.3           1.1           5.2
Income (loss) from discontinued
  operations....................    (10.6)       (0.7)          --         (1.5)        (11.9)           --            --
                                   -----        -----        -----        -----         -----         -----         -----
Net income (loss)...............      4.0%       (1.1)%       26.7%        (2.9)%       (11.6)%         1.1%          5.2%
                                   =====        =====        =====        =====         =====         =====         =====

  Significant Recent Events and Developments

     Over the past year, the Company's business strategy has evolved from one based almost entirely on circulation management to one in which creative presentation and differentiation in merchandising execution are also critical elements of growth and profitability. This change in focus led to the decision to divest the Carroll Reed segment and to merge the Company's The Very Thing! concept into its Nicole Summers title. Based on the resulting recent improvements in profitability and its evaluation of anticipated future profitability, the Company determined that it was more likely than not that it would fully realize the benefit of its net deferred tax assets, and accordingly recognized a deferred tax benefit of $10,598,000 in the Six Month Period.

  Sales and Circulation

     The relationship between the Company's sales and circulation has changed dramatically over the last several reporting periods. In January 1995, in response to a variety of factors, the Company embarked on a more targeted circulation strategy, which has resulted in a decline in the circulation growth rate over the last several reporting periods and a decrease in the total circulation level during the Six Month Period. During these same periods, net sales, page counts, average order size and response rates increased. A table comparing period-to-period sales and circulation growth rates follows:

                                      SIX MONTH PERIODS              TWELVE MONTH PERIODS
                                      -----------------     ---------------------------------------
                                        DEC. 28, 1996         JUNE 29, 1996         JUNE 24, 1995
                                      VS. DEC. 30, 1995     VS. JUNE 24, 1995     VS. JUNE 25, 1994
                                      -----------------     -----------------     -----------------
          Sales growth............           10.3%                 10.9%                  14.8%
          Circulation growth......          (16.7)%                 3.2%                  24.4%

  Product Costs

     Product costs as a percentage of net sales have trended upward in recent periods. This has resulted primarily from the sustained highly competitive pricing environment in the women's apparel industry. Other factors affecting product costs as a percentage of net sales during the periods presented include variations both in sales trends for particular products with different markups and in the mix of off and full price sales.

  Operations

     Although operations expense as a percentage of net sales was relatively unchanged during the Company's three most recent fiscal years, during the Six Month Period the operating expense percentage has trended downward as a result of efficiencies achieved through the reengineering of order fulfillment processes and delivery mechanisms.

  Selling

     The effect of the change in the relationship between sales and circulation described above is most evident in selling expenses as a percentage of net sales. In Fiscal 1994, before the rapid increase in postage and paper costs, the Company was successfully growing through circulation expansion and selling expenses were 26.7% of net sales. Selling expenses rose to 29.9% of net sales in Fiscal 1995 and Fiscal 1996, as postage and paper costs escalated. In response, the Company embarked on a more targeted circulation strategy, which has resulted in better catalog productivity and has consequently lowered selling expenses to 26.8% of net sales for the Six Month Period.

  General and Administrative

     Variations in general and administrative expense as a percentage of net sales were relatively insignificant during the last three full fiscal years. During the Six Month Period, general and administrative expense as a percentage of net sales increased as a result of the Company's increasing its investment in management infrastructure.

  Income Taxes

     The Company's provision for income taxes for all periods presented was significantly affected by the utilization of federal net operating loss carryforwards. This resulted in an effective tax rate significantly lower than the federal statutory rate. During the Six Month Period, the Company recorded a deferred tax benefit of $10,598,000 (see Note H to the accompanying consolidated financial statements). As a result, for future periods, the Company will be providing for income taxes at an effective tax rate that includes the full federal statutory rate as well as the full tax rate at the state level.

  Discontinued Operations

     On May 20, 1996, the Company announced its plan to divest its Carroll Reed segment. Accordingly, the Carroll Reed segment has been accounted for as a discontinued operation, and all assets, liabilities, results of operations and cash flows associated with the Carroll Reed segment have been segregated from those associated with continuing operations. In connection with this divestiture, the Company recorded a charge of $8.5 million in Fiscal 1996 for the loss on disposal of discontinued operations, consisting of $5.3 million related to the write-off of the remaining unamortized intangible assets and $3.2 million for expected losses during the phase-out period. The results of the Carroll Reed operations through May 20, 1996 have been classified as income
(loss) from discontinued operations. The Carroll Reed loss of $517,000 incurred from May 20, 1996 through June 29, 1996 was recorded against the liability for expected losses. During the Six Month Period, the Company substantially phased out the operations of the Carroll Reed segment and recorded $2.4 million of operating losses against the liability for expected losses. The Company expects to utilize the remaining liability for expected losses for severance and other costs associated with the Carroll Reed segment divestment. The Company continues to pursue the divestment of the Carroll Reed customer list and trademark and expects to conclude this divestiture during fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

     During the Six Month Period, the Company funded its working capital needs through cash generated from operations and through use of its credit facilities. The Company used working capital to support costs incurred in advance of revenue generation, primarily inventory acquisition and catalog development, production and mailing costs incurred prior to the beginning of each selling season. The Company has two selling seasons which correspond to the fashion seasons. The Fall season begins in July and ends in December. The Spring season begins in January and ends in early July.

     The Company's credit facilities at December 28, 1996 consisted of (i) a $1.7 million mortgage note, payments on which are due monthly based on a 15-year amortization, with the remaining balance payable in full on August 31, 1999;
(ii) a $4.0 million secured term loan, with payments of $200,000 due quarterly through December 31, 2001; and (iii) an $8.0 million secured revolving line of credit, which reduces to $5.0 million during the months of May through November and expires on June 1, 1997. Net cash provided by financing activities declined to $409,000 for the Six Month Period as compared to $4.3 million for the six months ended December 30, 1995, primarily because the Company generated more cash from operations during the Six Month Period and used this cash to support its working capital needs.

     Cash used in investing activities was $834,000 for the Six Month Period and $118,000 for the six months ended December 30, 1995. Capital investments for both periods consisted of additions to property and equipment. During the Six Month Period, property additions included system upgrades and costs incurred to renovate office space.

     Inventory levels at December 28, 1996 were 16.3% higher than at June 29, 1996. This increase is attributable to the growth of the business. Prepaid catalog expenses at December 28, 1996 were 34.7% lower than at June 29, 1996. This decline is primarily attributable to lower paper inventory balances on hand at December 28, 1996 than at June 29, 1996.

     Management intends to use its capital resources to fund improvements in its information systems during fiscal 1997 and beyond. Anticipated expenditures to upgrade its existing systems are estimated at approximately $2.0 million. The Company's existing credit facilities and those expected to be available in the future, and its cash flows from operations, are expected to provide the capital resources necessary to support the Company's operating needs for the foreseeable future.

RECENT ACCOUNTING STANDARDS

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128 ("SFAS 128"), "Earnings per Share," which modifies the way in which earnings per share ("EPS") is calculated and disclosed. Currently, the Company discloses primary and fully diluted EPS. SFAS 128 requires the disclosure of basic and diluted EPS and the restatement of all prior period EPS data presented. Basic EPS excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS, similar to fully diluted EPS, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Early application of SFAS 128 is not permitted. The Company plans to adopt SFAS 128 in fiscal 1997 and has not yet determined the impact.

FORWARD-LOOKING STATEMENTS

     The above discussion includes forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: changes in consumer spending and consumer preferences; general economic and business conditions; increasing competition in the apparel industry; success of operating initiatives; possible future increases in operating costs; advertising and promotional efforts; brand awareness; the existence or absence of adverse publicity; changes in business strategy; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs; changes in, or the failure to comply with, government regulations; and other factors.

IMPACT OF INFLATION

     Except for the increases in U. S. Postal Service rates and paper prices, the Company's operations have not been materially affected by inflation during the Six Month Period, Fiscal 1996, Fiscal 1995 and Fiscal 1994.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      DM MANAGEMENT COMPANY AND SUBSIDIARY
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                        PAGE
                                                                                        ----
Report of Independent Accountants.....................................................   13
Consolidated Balance Sheets at December 28, 1996, December 30, 1995 (unaudited), June
  29, 1996 and June 24, 1995..........................................................   14
Consolidated Statements of Operations for the twelve months ended December 28, 1996
  (unaudited) and December 30, 1995 (unaudited), the six months ended December 28,
  1996 and December 30, 1995 (unaudited) and the three fiscal years ended June 29,
  1996, June 24, 1995 and June 25, 1994...............................................   15
Consolidated Statements of Changes in Stockholders' Equity for the six months ended
  December 28, 1996 and the three fiscal years ended June 29, 1996, June 24, 1995 and
  June 25, 1994.......................................................................   16
Consolidated Statements of Cash Flows for the twelve months ended December 28, 1996
  (unaudited) and December 30, 1995 (unaudited), the six months ended December 28,
  1996 and December 30, 1995 (unaudited) and the three fiscal years ended June 29,
  1996, June 24, 1995 and June 25, 1994...............................................   17
Notes to Consolidated Financial Statements............................................   18

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of DM Management Company:

     We have audited the accompanying consolidated balance sheets of DM Management Company and subsidiary as of December 28, 1996, June 29, 1996 and June 24, 1995, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the six months ended December 28, 1996 and each of the three fiscal years in the period ended June 29, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DM Management Company and subsidiary as of December 28, 1996, June 29, 1996 and June 24, 1995 and the consolidated results of its operations and its cash flows for the six months ended December 28, 1996 and each of the three fiscal years in the period ended June 29, 1996, in conformity with generally accepted accounting principles.

                                            COOPERS & LYBRAND L.L.P.

Boston, Massachusetts
February 4, 1997

                      DM MANAGEMENT COMPANY AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)

                                                   DEC. 28, 1996  DEC. 30, 1995  JUNE 29, 1996  JUNE 24, 1995
                                                   -------------  -------------  -------------  -------------
                                                                   (UNAUDITED)
                      ASSETS
Current assets:
     Cash and cash equivalents....................   $     384      $     341      $     221      $     231
     Marketable securities, net of unrealized
       loss.......................................       3,879          3,948          3,858             --
     Inventory....................................      12,637          9,854         10,866         10,244
     Prepaid catalog expenses.....................       2,714          5,666          4,154          4,424
     Deferred income taxes........................       2,670             --             --             --
     Other current assets.........................         724          2,653          1,098            543
                                                     ---------      ---------      ---------      ---------
          Total current assets....................      23,008         22,462         20,197         15,442
Marketable securities, net of unrealized loss.....          --             --             --          3,949
Property and equipment, net.......................       7,173          6,672          6,872          6,986
Non-current assets of discontinued operations.....          --          5,560             --          5,235
Deferred income taxes.............................       7,928             --             --             --
                                                     ---------      ---------      ---------      ---------
          Total assets............................   $  38,109      $  34,694      $  27,069      $  31,612
                                                     =========      =========      =========      =========

       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable.............................   $   8,143      $   6,222      $   9,651      $   5,927
     Accrued expenses.............................       1,877          1,714          1,438          1,730
     Accrued customer returns.....................       1,309            865          1,231          1,191
     Short-term borrowings........................          --          2,356             --             --
     Current portion of mortgage note and
       long-term debt.............................       1,017            286            889            279
                                                     ---------      ---------      ---------      ---------
          Total current liabilities...............      12,346         11,443         13,209          9,127
Mortgage note.....................................       1,311          1,421          1,366          1,476
Long-term debt....................................       3,229          4,101          3,014          2,158
Commitments
Stockholders' equity:
     Special preferred stock (par value $0.01)
       1,000,000 shares authorized................          --             --             --             --
     Common stock (par value $0.01) 15,000,000
       shares authorized, 4,456,908, 4,282,943,
       4,305,293 and 4,261,058 shares issued and
       outstanding as of December 28, 1996,
       December 30, 1995, June 29, 1996 and June
       24, 1995, respectively.....................          44             42             43             42
     Additional paid-in capital...................      40,048         39,864         39,890         39,827
     Unrealized loss on marketable securities.....        (115)           (52)          (136)           (51)
     Accumulated deficit..........................     (18,754)       (22,125)       (30,317)       (20,967)
                                                     ---------      ---------      ---------      ---------
          Total stockholders' equity..............      21,223         17,729          9,480         18,851
                                                     ---------      ---------      ---------      ---------
          Total liabilities and stockholders'
            equity................................   $  38,109      $  34,694      $  27,069      $  31,612
                                                     =========      =========      =========      =========

   The accompanying notes are an integral part of the consolidated financial statements.

                      DM MANAGEMENT COMPANY AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                      TWELVE MONTHS ENDED           SIX MONTHS ENDED                 FISCAL YEAR ENDED
                                   --------------------------  --------------------------  --------------------------------------
                                     DEC. 28,      DEC. 30,      DEC. 28,      DEC. 30,      JUNE 29,     JUNE 24,     JUNE 25,
                                       1996          1995          1996          1995          1996         1995         1994
                                    (52 WEEKS)    (53 WEEKS)    (26 WEEKS)    (27 WEEKS)    (53 WEEKS)   (52 WEEKS)   (52 WEEKS)
                                   ------------  ------------  ------------  ------------  ------------  -----------  -----------
                                    (UNAUDITED)   (UNAUDITED)                (UNAUDITED)
Net sales.........................   $ 84,642      $ 78,532      $ 43,324      $ 39,267      $ 80,585      $72,691      $63,337
Costs and expenses:
    Product.......................     37,205        34,692        19,436        17,277        35,046       31,211       27,035
    Operations....................     12,675        12,482         6,268         6,328        12,735       11,512        9,735
    Selling.......................     23,461        23,699        11,598        12,232        24,095       21,730       16,925
    General and administrative....      9,040         7,736         4,824         3,926         8,142        7,371        6,157
    Interest, net.................        305           246           126           127           306           16         (119)
                                     --------      --------      --------      --------      --------      -------      -------
Income (loss) from continuing
  operations before income
  taxes...........................      1,956          (323)        1,072          (623)          261          851        3,604
Provision (benefit) for income
  taxes...........................    (10,402)          (32)      (10,491)          (63)           26           86          335
                                     --------      --------      --------      --------      --------      -------      -------
Income (loss) from continuing
  operations......................     12,358          (291)       11,563          (560)          235          765        3,269
Discontinued operations:
    Income (loss) from
      operations..................       (476)         (590)           --          (598)       (1,074)           8           --
    Loss on disposal..............     (8,511)           --            --            --        (8,511)          --           --
                                     --------      --------      --------      --------      --------      -------      -------
Income (loss) from discontinued
  operations......................     (8,987)         (590)           --          (598)       (9,585)           8           --
                                     --------      --------      --------      --------      --------      -------      -------
Net income (loss).................   $  3,371      $   (881)     $ 11,563      $ (1,158)     $ (9,350)     $   773      $ 3,269
                                     ========      ========      ========      ========      ========      =======      =======
NET INCOME (LOSS) PER SHARE:
Primary:
    Continuing operations.........   $   2.64      $  (0.07)     $   2.44      $  (0.13)     $   0.05      $  0.17      $  0.80
    Discontinued operations.......      (1.92)        (0.13)           --         (0.14)        (2.16)          --           --
                                     --------      --------      --------      --------      --------      -------      -------
    Net income (loss) per share...   $   0.72      $  (0.20)     $   2.44      $  (0.27)     $  (2.11)     $  0.17      $  0.80
                                     ========      ========      ========      ========      ========      =======      =======
Weighted average common and common
  equivalent shares outstanding...      4,679         4,416         4,736         4,262         4,441        4,610        4,077
Fully diluted:
    Continuing operations.........   $   2.63      $  (0.07)     $   2.44      $  (0.13)     $   0.05      $  0.17      $  0.80
    Discontinued operations.......      (1.91)        (0.13)           --         (0.14)        (2.12)          --           --
                                     --------      --------      --------      --------      --------      -------      -------
    Net income (loss) per share...   $   0.72      $  (0.20)     $   2.44      $  (0.27)     $  (2.07)     $  0.17      $  0.80
                                     ========      ========      ========      ========      ========      =======      =======
Weighted average common and common
  equivalent shares outstanding...      4,706         4,426         4,736         4,262         4,518        4,619        4,081

   The accompanying notes are an integral part of the consolidated financial statements.

                      DM MANAGEMENT COMPANY AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                          UNREALIZED
                                                              ADDITIONAL   LOSS ON                     TOTAL
                                           PREFERRED  COMMON   PAID-IN    MARKETABLE  ACCUMULATED  STOCKHOLDERS'
                                             STOCK    STOCK    CAPITAL    SECURITIES    DEFICIT       EQUITY
                                           ---------  ------  ----------  ----------  -----------  -------------
Balance at June 26, 1993..................   $ 791     $  1    $ 25,862     $   --     $ (25,009)     $ 1,645
Issuance of 1,470,000 shares of common
  stock...................................      --       15      11,239         --            --       11,254
Preferred stock conversion................    (791)      24         767         --            --           --
Exercise of warrants......................      --        2       1,748         --            --        1,750
Exercise of stock options.................      --       --          11         --            --           11
Tax benefit from exercise of stock
  options.................................      --       --          23         --            --           23
Stock granted under the 1993 Employee
  Stock Bonus Plan........................      --       --          24         --            --           24
Change in unrealized losses, net of tax...      --       --          --       (115)           --         (115)
Net income................................      --       --          --         --         3,269        3,269
                                             -----     ----    --------     ------     ---------      -------
Balance at June 25, 1994..................      --       42      39,674       (115)      (21,740)      17,861
Exercise of stock options.................      --       --          55         --            --           55
Tax benefit from exercise of stock
  options.................................      --       --          61         --            --           61
Stock granted under the Employee Stock
  Purchase Plan...........................      --       --          37         --            --           37
Change in unrealized losses, net of tax...      --       --          --         64            --           64
Net income................................      --       --          --         --           773          773
                                             -----     ----    --------     ------     ---------      -------
Balance at June 24, 1995..................      --       42      39,827        (51)      (20,967)      18,851
Exercise of stock options.................      --       --           3         --            --            3
Stock granted under the Employee Stock
  Purchase Plan...........................      --       --          34         --            --           34
Change in unrealized losses, net of tax...      --       --          --         (1)           --           (1)
Net loss..................................      --       --          --         --        (1,158)      (1,158)
                                             -----     ----    --------     ------     ---------      -------
Balance at December 30, 1995
  (unaudited).............................      --       42      39,864        (52)      (22,125)      17,729
Exercise of stock options.................      --        1          26         --            --           27
Change in unrealized losses, net of tax...      --       --          --        (84)           --          (84)
Net loss..................................      --       --          --         --        (8,192)      (8,192)
                                             -----     ----    --------     ------     ---------      -------
Balance at June 29, 1996..................      --       43      39,890       (136)      (30,317)       9,480
Exercise of stock options.................      --        1         145         --            --          146
Tax benefit from exercise of stock
  options.................................      --       --          13         --            --           13
Change in unrealized losses, net of tax...      --       --          --         21            --           21
Net income................................      --       --          --         --        11,563       11,563
                                             -----     ----    --------     ------     ---------      -------
Balance at December 28, 1996..............   $  --     $ 44    $ 40,048     $ (115)    $ (18,754)     $21,223
                                             =====     ====    ========     ======     =========      =======

   The accompanying notes are an integral part of the consolidated financial statements.

                      DM MANAGEMENT COMPANY AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                       TWELVE MONTHS ENDED         SIX MONTHS ENDED                 FISCAL YEAR ENDED
                                     ------------------------  ------------------------  ----------------------------------------
                                      DEC. 28,     DEC. 30,     DEC. 28,     DEC. 30,      JUNE 29,      JUNE 24,      JUNE 25,
                                        1996         1995         1996         1995          1996          1995          1994
                                     (52 WEEKS)   (53 WEEKS)   (26 WEEKS)   (27 WEEKS)    (53 WEEKS)    (52 WEEKS)    (52 WEEKS)
                                     -----------  -----------  -----------  -----------  ------------  ------------  ------------
                                     (UNAUDITED)  (UNAUDITED)               (UNAUDITED)
Cash flows from operating
  activities:
    Net income (loss)...............  $  3,371     $   (881)    $ 11,563      $ (1,158)    $ (9,350)     $    773      $  3,269
Adjustments to reconcile net income
  (loss) to net cash provided by
  (used in) operating activities:
    Depreciation....................     1,049          834          571           432          910           704           406
    Deferred income taxes...........   (10,598)          --      (10,598)           --           --            --            --
    Liability for expected losses...       231           --       (2,427)           --        2,658            --            --
    Write-off of intangible
      assets........................     5,336           --           --            --        5,336            --            --
    Amortization related to
      discontinued operations.......       189          429           --           226          415           203            --
Changes in assets and liabilities:
    (Increase) decrease in
      inventory.....................    (2,783)       1,478       (1,771)          390         (622)         (739)       (4,072)
    (Increase) decrease in prepaid
      catalog expenses..............     2,952       (2,355)       1,440        (1,242)         270        (1,436)         (992)
    (Increase) decrease in other
      current assets................       795         (767)         182        (1,170)        (557)          118          (233)
    Increase (decrease) in accounts
      payable and accrued
      expenses......................     2,084          619       (1,069)          279        3,432          (292)        1,979
    Increase (decrease) in accrued
      customer returns..............       444           37           78          (326)          40           163           105
    (Increase) decrease in net
      current assets (liabilities)
      of discontinued operations....     1,845       (2,808)       2,619        (1,491)      (2,265)         (926)           --
                                      --------     --------     --------      --------     --------      --------      --------
Net cash provided by (used in)
  operating activities..............     4,915       (3,414)         588        (4,060)         267        (1,432)          462
Cash flows used in investing
  activities:
    Additions to property and
      equipment.....................    (1,512)        (506)        (834)         (118)        (796)       (2,656)       (4,304)
    Proceeds from sale of marketable
      securities....................         6           --           --            --            6         4,130            --
    Payments for purchase of Carroll
      Reed..........................      (907)          --           --            --         (907)       (4,124)           --
    Investments in marketable
      securities....................        --           --           --            --           --            --        (8,130)
                                      --------     --------     --------      --------     --------      --------      --------
Net cash used in investing
  activities........................    (2,413)        (506)        (834)         (118)      (1,697)       (2,650)      (12,434)
Cash flows provided by (used in)
  financing activities:
    Borrowings under debt
      agreements....................    21,972       26,149        8,863        16,994       30,103        14,805         7,774
    Payments of debt borrowings.....   (24,438)     (23,903)      (8,520)      (12,668)     (28,586)      (11,244)       (7,774)
    Principal payments on capital
      lease obligations.............      (179)        (173)         (93)          (75)        (161)         (178)         (213)
    Proceeds from stock
      transactions..................       186          169          159            37           64            92            11
    Issuance of common stock and
      warrant exercise..............        --           --           --            --           --            --        13,004
                                      --------     --------     --------      --------     --------      --------      --------
Net cash provided by (used in)
  financing activities..............    (2,459)       2,242          409         4,288        1,420         3,475        12,802
                                      --------     --------     --------      --------     --------      --------      --------
Net increase (decrease) in cash and
  cash equivalents..................        43       (1,678)         163           110          (10)         (607)          830
Cash and cash equivalents at:
    Beginning of period.............       341        2,019          221           231          231           838             8
                                      --------     --------     --------      --------     --------      --------      --------
    End of period...................  $    384     $    341     $    384      $    341     $    221      $    231      $    838
                                      ========     ========     ========      ========     ========      ========      ========
SUPPLEMENTAL INFORMATION:
Purchase of Carroll Reed (Note B):
    Purchase price..................  $    907     $     --     $     --      $     --     $    907      $  5,304      $     --
    Accruals recorded, including
      liabilities assumed...........        --           --           --            --           --        (1,180)           --
                                      --------     --------     --------      --------     --------      --------      --------
    Cash paid for assets and
      ancillary costs...............  $    907     $     --     $     --      $     --     $    907      $  4,124      $     --
                                      ========     ========     ========      ========     ========      ========      ========
Non-cash financing activities:
    Increase in capital lease
      obligations...................  $     38     $    100     $     38            --           --      $    115      $     34
    Stock grant, net of tax.........        --           --           --            --           --            --      $     24
    Tax benefit from exercise of
      stock options.................  $     13     $     61     $     13            --           --      $     61      $     23
Cash paid for interest..............  $    545     $    464     $    252      $    214     $    506      $    298      $    116
Cash paid for income taxes,
  including discontinued
  operations........................        --     $      2           --      $      2     $      2      $    175      $    127

   The accompanying notes are an integral part of the consolidated financial statements.

                      DM MANAGEMENT COMPANY AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

NATURE OF BUSINESS

     DM Management Company and subsidiary (the "Company") is a specialty direct marketer of high quality women's apparel, accessories, shoes, gifts and cosmetics. The Company currently markets its products through two discreet catalog concepts, J. Jill and Nicole Summers. During the six months ended December 28, 1996, the Company combined its The Very Thing! concept into its Nicole Summers title.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. Intercompany balances and transactions have been eliminated.

CHANGE IN FISCAL YEAR

     The Company has changed its fiscal year to end on the last Saturday in December. This resulted in a six month reporting period ended December 28, 1996 (the "Six Month Period") included in this Transition Report on Form 10-K. Prior to this change the Company's fiscal year ended on the last Saturday in June. Financial information for the twelve months ended December 28, 1996 ("Calendar 1996"), the twelve months ended December 30, 1995 ("Calendar 1995") and the six months ended December 30, 1995 has been presented for comparative purposes and is unaudited. The twelve months ended June 29, 1996 ("Fiscal 1996") was a 53-week period. The twelve months ended June 24, 1995 ("Fiscal 1995") and June 25, 1994 ("Fiscal 1994") were 52-week periods.

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

REVENUE RECOGNITION

     The Company recognizes sales and the related cost of sales at the time the products are shipped to customers. The Company provides an allowance based on projected merchandise returns.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents consist primarily of cash on deposit in banks and may also include cash invested in money market mutual funds and overnight repurchase agreements. The Company considers all highly liquid instruments with maturity at time of purchase of three months or less to be cash equivalents.

                      DM MANAGEMENT COMPANY AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

MARKETABLE SECURITIES

     The Company's marketable securities consist of investments in mutual funds which are primarily invested in U.S. Treasury, U.S. government and corporate bonds. The marketable securities are classified as available-for-sale and are carried at fair market value in the accompanying consolidated balance sheets, based on quoted market prices at each balance sheet date presented. Unrealized holding losses, net of deferred tax benefits, are included as a separate component of stockholders equity and are as follows (in thousands):

                                           DEC. 28, 1996  DEC. 30, 1995  JUNE 29, 1996  JUNE 24, 1995
                                           -------------  -------------  -------------  -------------
                                                           (UNAUDITED)
 Unrealized loss..........................      $187           $ 85          $ 221          $  83
 Deferred tax benefit.....................       (72)           (33)           (85)           (32)
                                                ----           ----          -----          -----
   Net unrealized loss on marketable
      securities..........................      $115           $ 52          $ 136          $  51
                                                ====           ====          =====          =====

     There were no realized gains or losses recorded in any of the reported periods. After June 24, 1995, the Company determined that it may choose to hold its marketable securities for a period of less than one year and, accordingly, marketable securities for all subsequent periods have been classified as current. These marketable securities are exposed to concentrations of credit risk and are managed by a nationally recognized financial institution.

INVENTORY

     Inventory, consisting of merchandise for sale, is stated at the lower of cost or market, with cost determined using the first-in, first-out method.

SELLING EXPENSES

     Selling expenses consist of the cost to produce, print and distribute catalogs. These costs are considered direct-response advertising and as such are capitalized as incurred and amortized over the expected sales life of each catalog, which is generally a period not exceeding four months.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets, which are 30 years for buildings and 3-7 years for equipment, furniture and fixtures. Improvements to leased premises are amortized on a straight-line basis over the shorter of the estimated useful life or the lease term. Maintenance and repairs are charged to expense as incurred. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to income. Assets under capital leases are recorded at the present value of future lease payments and are depreciated over the term of the lease.

LONG-LIVED ASSETS

     Management periodically considers whether there has been a permanent impairment in the value of its long-lived assets, primarily property and equipment and intangible assets, by evaluating various factors, including current and projected future operating results and undiscounted cash flows. Based on this assessment, management concluded that as of all balance sheet dates reported, the Company's long-lived assets were fully realizable except as discussed in Note B.

NET INCOME (LOSS) PER SHARE

     Net income (loss) per share ("EPS") is computed by dividing net income
(loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the period.

                      DM MANAGEMENT COMPANY AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Common stock equivalents ("CSEs") consist of common stock issuable on the exercise of outstanding stock options and are calculated using the treasury method. For purposes of computing EPS for Fiscal 1994, CSEs also include the effect of outstanding warrants and outstanding preferred stock convertible into common stock prior to the actual conversion of the preferred stock and the exercise of the warrants in connection with the Company's initial public offering in the second quarter of Fiscal 1994.

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

RECLASSIFICATIONS

     Certain financial statement amounts have been reclassified to be consistent with the Six Month Period presentation.

RECENT ACCOUNTING STANDARDS

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128 ("SFAS 128"), "Earnings per Share," which modifies the way in which EPS is calculated and disclosed. Currently, the Company discloses primary and fully diluted EPS. SFAS 128 requires the disclosure of basic and diluted EPS and the restatement of all prior period EPS data presented. Basic EPS excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS, similar to fully diluted EPS, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Early application of SFAS 128 is not permitted. The Company plans to adopt SFAS 128 in fiscal 1997 and has not yet determined the impact.

B.  DISCONTINUED OPERATIONS:

     During Fiscal 1995, the Company purchased certain assets and assumed certain liabilities of Carroll Reed, Inc. and Carroll Reed International Limited. In connection with the purchase, the Company paid $5,031,000 and established accruals totaling $1,180,000. The acquisition was accounted for under the purchase method of accounting. Accordingly, the cost of the acquisition was allocated to net tangible assets acquired based on their estimated fair market value of approximately $257,000. The excess of such costs over the fair value of those assets of approximately $5,954,000 was allocated to the Carroll Reed trademark, service mark and customer list.

     On May 20, 1996, the Company announced its plan to divest its Carroll Reed segment. Accordingly, the Carroll Reed segment has been accounted for as a discontinued operation, and all assets, liabilities, results of operations and cash flows associated with the Carroll Reed segment have been segregated from those associated with continuing operations. In connection with this divestiture, the Company recorded a charge of $8,511,000 for the loss on disposal of discontinued operations, consisting of $5,336,000 related to the write-off of the remaining unamortized intangible assets and $3,175,000 for expected losses during the phase-out period. The results of the Carroll Reed operations through May 20, 1996, including Fiscal 1996 net sales through May 20, 1996 of $12,415,000, have been classified as income (loss) from discontinued operations. The Carroll Reed loss of $517,000 incurred from May 20, 1996 through June 29, 1996 was recorded against the liability for expected losses. During the Six Month Period, the Company substantially phased out the operations of the Carroll Reed segment and recorded $2,427,000 of operating losses against the liability for expected losses. The Company expects to utilize the remaining liability for expected losses for severance and

                      DM MANAGEMENT COMPANY AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

other costs associated with the Carroll Reed segment divestment. The Company continues to pursue the divestment of the Carroll Reed customer list and trademark and expects to conclude this divestiture during fiscal 1997.

     The net current assets and liabilities of the Carroll Reed segment, which have been classified as other current assets in the accompanying consolidated balance sheets, are summarized below (in thousands):

                                           DEC. 28, 1996  DEC. 30, 1995  JUNE 29, 1996  JUNE 24, 1995
                                           -------------  -------------  -------------  -------------
                                                           (UNAUDITED)
Current assets:
     Inventory............................     $  --         $ 1,831        $ 2,477         $ 360
     Prepaid catalog expenses                     --           1,027            492           408
     Other current assets.................        49              36            149            40
                                           -------------  -------------  -------------     ------
          Total current assets............        49           2,894          3,118           808
                                           -------------  -------------  -------------     ------
Current liabilities:
     Accounts payable.....................        --           1,818            286           715
     Accrued expenses.....................        --              --             --             6
     Accrued customer returns.............         9             133            173            84
     Liability for expected losses........       231              --          2,658            --
                                           -------------  -------------  -------------     ------
          Total current liabilities.......       240           1,951          3,117           805
                                           -------------  -------------  -------------     ------
               Net current assets
                 (liabilities) of
                 discontinued
                 operations...............     $(191)        $   943        $     1         $   3
                                           ============   ============   ============   ============

     Non-current assets of discontinued operations on the accompanying consolidated balance sheet at December 30, 1995 and June 24, 1995 are comprised solely of the net intangible assets related to the Carroll Reed segment.

C.  PROPERTY AND EQUIPMENT:

     Property and equipment consists of the following (in thousands):

                                           DEC. 28, 1996  DEC. 30, 1995  JUNE 29, 1996  JUNE 24, 1995
                                           -------------  -------------  -------------  -------------
                                                           (UNAUDITED)
Land and building.........................    $ 5,163        $ 5,163        $ 5,163        $ 5,163
Equipment.................................      3,718          2,517          3,195          2,741
Furniture, fixtures and leasehold
  improvements............................        816            467            467            677
                                           -------------  -------------  -------------  -------------
     Total................................      9,697          8,147          8,825          8,581
Less accumulated depreciation and
  amortization............................     (2,524)        (1,475)        (1,953)        (1,595)
                                           -------------  -------------  -------------  -------------
Property and equipment, net...............    $ 7,173        $ 6,672        $ 6,872        $ 6,986
                                           ============   ============   ============   ============

                      DM MANAGEMENT COMPANY AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

D.  DEBT:

     The Company's credit facilities at December 28, 1996 consisted of (i) a $1,650,000 mortgage note, payments on which are due monthly based on a 15-year amortization, with the remaining balance payable in full on August 31, 1999;
(ii) a $4,000,000 secured term loan (the "Term Loan") with payments of $200,000 due quarterly through December 31, 2001; and (iii) an $8,000,000 secured revolving line of credit (the "$8,000,000 Revolver") which reduces to $5,000,000 during the months of May through November and expires on June 1, 1997.

     A summary of the Company's outstanding credit facilities follows (in thousands):

                                            DEC. 28, 1996  DEC. 30, 1995  JUNE 29, 1996  JUNE 24, 1995
                                            -------------  -------------  -------------  -------------
                                                            (UNAUDITED)
Mortgage note..............................     $1,421         $1,531         $1,476         $1,586
Term loan..................................      4,000             --             --             --
Revolving credit facilities................         --          6,356          3,602          1,975
Capitalized lease obligations..............        136            277            191            352
                                                ------         ------         ------         ------
     Total debt............................      5,557          8,164          5,269          3,913
     Less current maturities...............      1,017          2,642            889            279
                                                ------         ------         ------         ------
     Long-term debt........................     $4,540         $5,522         $4,380         $3,634
                                                ======         ======         ======         ======

     The Company's credit agreements provide several interest rate options that the Company may select from in determining the rate on which its borrowings are based. During the Six Month Period, interest on the Company's mortgage note averaged 6.81%, the weighted-average interest rate on the Term Loan was 7.72% and the weighted-average interest rate on all revolver borrowings was 8.25%. The Company is required to pay a commitment fee on the $8,000,000 Revolver of approximately $5,000 per annum. The Company's credit facilities are collateralized by substantially all corporate assets. The mortgage note is also collateralized by a first mortgage on the Company's operations center. The terms of the Company's financing arrangements contain various lending conditions and covenants, including restrictions on permitted liens, limitations on capital expenditures and dividends, and compliance with certain financial coverage ratios.

     Aggregate maturities of long-term debt for the next five fiscal years are as follows: fiscal 1997 - $1,017,000; fiscal 1998 - $917,000; fiscal 1999 -
$2,008,000; fiscal 2000 - $808,000; and fiscal 2001 - $807,000.

     Import letters of credit are for commitments issued through the Company's bank to guarantee payment of foreign-sourced merchandise within agreed upon time periods according to the terms of the agreements. Outstanding import letters of credit totaled approximately $407,000, $816,000, $424,000 and $1,198,000 at
December 28, 1996, December 30, 1995, June 29, 1996 and June 24, 1995,
respectively.

E.  STOCKHOLDERS' EQUITY:

COMMON STOCK

     During Fiscal 1994, the Company completed its initial public offering ("IPO") of 2,070,000 shares of common stock. In conjunction with the Company's IPO, all shares of the Company's preferred stock were converted into 2,372,895 shares of common stock. In addition, all outstanding common stock warrants were exercised for 286,881 shares of common stock.

SPECIAL PREFERRED STOCK

     The Company has 1,000,000 shares of special preferred stock, $0.01 par value per share, authorized. No special preferred stock was outstanding at any of the reported balance sheet dates.

                      DM MANAGEMENT COMPANY AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

TREASURY STOCK

     During Fiscal 1995, the Company's Board of Directors voted to retire the then outstanding 6,666 shares of the Company's common stock held in treasury. These shares were authorized and unissued at each of the reported balance sheet dates.

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

STOCK WARRANTS

     In connection with a loan and security agreement between the Company and one of its stockholders, the Company issued such stockholder warrants to purchase 286,881 shares of common stock at an exercise price of $6.10 per share. These warrants were exercised in conjunction with the Company's IPO in Fiscal 1994.

F.  STOCK-BASED PLANS:

     At December 28, 1996, the Company had three stock-based plans -- the 1988 Incentive Stock Option Plan (the "1988 Stock Option Plan"), the 1993 Incentive and Nonqualified Stock Option Plan (the "1993 Stock Option Plan") and an employee stock purchase plan. The Company applies Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock option plans and its employee stock purchase plan. No compensation cost has been recognized for these plans.

STOCK OPTION PLANS

     The 1988 Stock Option Plan provides for the grant of options to purchase common stock intended to qualify as incentive stock options as defined in
Section 422 of the Internal Revenue Code of 1986, as amended. During Fiscal 1994, the Board of Directors voted not to issue any additional options under the 1988 Stock Option Plan. The maximum term of options granted under the 1988 Stock Option Plan is 10 years.

     The 1993 Stock Option Plan authorizes (i) the grant of options to purchase common stock intended to qualify as incentive stock options as defined in
Section 422 of the Internal Revenue Code of 1986, as amended, and (ii) the grant of options that do not so qualify. At December 28, 1996, the 1993 Stock Option Plan authorized the issuance of options to purchase up to 700,000 shares of common stock. The Compensation Committee of the Board of Directors administers the 1993 Stock Option Plan and within certain limits has discretion to determine the terms and conditions of options granted under the plan. The 1993 Stock Option Plan also provides for the automatic grant of options to purchase a specified number of shares to non-employee directors. The maximum term of options granted under the 1993 Stock Option Plan is 10 years.

STOCK PURCHASE PLAN

     The Company has an employee stock purchase plan which authorizes the issuance of up to 100,000 shares of the Company's common stock to eligible employees. Pursuant to the plan, eligible employees may be granted the opportunity to purchase common stock of the Company at 85% of market value on the first or last day of the calendar year, whichever is lower. A total of 71,480, shares of common stock remained available for issuance under the plan at December 28, 1996. Subsequent to December 28, 1996, 34,178 shares were purchased under the plan at an aggregate purchase price of approximately $58,000. Other purchases of common stock under the plan have been made as follows: on December 30, 1995, 19,385 shares at an aggregate purchase price of approximately $34,000, and on December 29, 1994, 9,135 shares at an aggregate purchase price of approximately $37,000.

                      DM MANAGEMENT COMPANY AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following table reflects the activity under the 1988 Stock Option Plan and the 1993 Stock Option Plan:

                                     1988 STOCK OPTION PLAN              1993 STOCK OPTION PLAN
                                ---------------------------------   ---------------------------------
                                             EXERCISE    WTD.-AVG.   NUMBER     EXERCISE     WTD.-AVG.
                                 NUMBER       PRICE      EXERCISE      OF         PRICE      EXERCISE
                                OF SHARES   PER SHARE     PRICE      SHARES     PER SHARE     PRICE
                                ---------   ----------   --------   --------   -----------   --------
Balance at June 25, 1994......   567,327    $0.17-6.10    $ 1.49     45,000    $9.00-10.88    $ 9.50
     Granted..................        --            --        --     77,000     2.75-15.00     10.70
     Exercised................   (55,673)    0.17-1.67      0.97         --             --        --
     Canceled.................   (22,310)    0.17-1.67      1.67         --             --        --
                                 -------     ---------      ----    -------      ---------      ----
Balance at June 24, 1995......   489,344     0.17-6.10      1.54    122,000     2.75-15.00     10.26
     Granted..................        --            --        --    106,000      2.25-4.00      2.35
     Exercised................    (2,500)    0.17-1.67      1.37         --             --        --
     Canceled.................        --            --        --     (8,000)         10.88     10.88
                                 -------     ---------      ----    -------      ---------      ----
Balance at December 30,
  1995........................   486,844     0.17-6.10      1.54    220,000     2.25-10.88      6.43
     Granted..................        --            --        --    315,000      2.06-5.00      3.08
     Exercised................   (22,350)    0.17-1.67      1.14         --             --        --
     Canceled.................    (1,500)         1.67      1.67    (15,000)     4.00-9.00      7.00
                                 -------     ---------      ----    -------      ---------      ----
Balance at June 29, 1996......   462,994     0.17-6.10      1.56    520,000     2.06-15.00      4.38
     Granted..................        --            --        --     62,500      3.13-3.25      3.20
     Exercised................  (149,797)    0.17-1.67      0.94     (1,818)          2.75      2.75
     Canceled.................    (2,830)         1.67      1.67    (25,000)         15.00     15.00
                                 -------     ---------      ----    -------      ---------      ----
Balance at December 28,
  1996........................   310,367    $0.17-6.10    $ 1.86    555,682    $2.06-15.00    $ 3.76
                                 =======     =========      ====    =======      =========      ====

     Options exercisable under the 1988 Stock Option Plan and the 1993 Stock Option Plan were as follows:

                               DEC. 28, 1996  DEC. 30, 1995  JUNE 29, 1996  JUNE 24, 1995  JUNE 25, 1994
                               -------------  -------------  -------------  -------------  -------------
                                               (UNAUDITED)
1988 Stock Option Plan........    293,117        445,184        442,914        447,684        411,417
1993 Stock Option Plan........    138,282         41,550         68,750         14,250             --
                               -------------  -------------  -------------  -------------  -------------
     Total....................    431,399        486,734        511,664        461,934        411,417
                               ============   ============   ============   ============   ============

     The following table summarizes information about options outstanding under the 1988 Stock Option Plan and the 1993 Stock Option Plan at December 28, 1996:

                                             OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
                            ------------------------------------------------------     ---------------------------------
                                NUMBER             WTD-AVG.                                NUMBER
   RANGE OF EXERCISE        OUTSTANDING AT        REMAINING           WTD.-AVG.        EXERCISABLE AT       WTD.-AVG.
        PRICES              DEC. 28, 1996      CONTRACTUAL LIFE     EXERCISE PRICE     DEC. 28, 1996      EXERCISE PRICE
-----------------------     --------------     ----------------     --------------     --------------     --------------
   $ 0.17 -  1.67               285,827             1 year              $ 1.50             268,577            $ 1.49
   $ 2.06 -  5.00               502,682             6 years             $ 2.91             100,282            $ 2.74
   $ 6.10 -  9.00                48,540             1 year              $ 7.53              48,540            $ 7.53
   $10.88 - 15.00                29,000             7 years             $14.43              14,000            $13.82
                            --------------                                             --------------
       Total                    866,049                                                    431,399
                            =============                                              ============

                      DM MANAGEMENT COMPANY AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," which requires disclosure of pro forma net income, EPS and other information as if the fair value method of accounting for stock options and other equity instruments described in SFAS 123 had been adopted. Pro forma disclosures include the effects of all options granted after December 25, 1994. The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards made prior to December 25, 1994 and additional awards in future years are anticipated.

     Had compensation cost for the Company's stock-based plans been based on the fair value at the grant dates for awards made under these plans consistent with SFAS 123, the Company's compensation cost, net of income tax benefit, net income
(loss) and EPS pro forma amounts would have been as follows (in thousands, except per share data):

                                                                                                        FISCAL YEAR
                                                                                                           ENDED
                                            TWELVE MONTHS ENDED              SIX MONTHS ENDED          --------------
                                       -----------------------------   -----------------------------      JUNE 29,
                                       DEC. 28, 1996   DEC. 30, 1995   DEC. 28, 1996   DEC. 30, 1995        1996
                                        (52 WEEKS)      (53 WEEKS)      (26 WEEKS)      (27 WEEKS)       (53 WEEKS)
                                       -------------   -------------   -------------   -------------   --------------
                                        (UNAUDITED)     (UNAUDITED)                     (UNAUDITED)
  Compensation cost:
       1993 Stock Option Plan........     $   124         $     7         $    58         $     6         $     63
       Employee Stock Purchase
         Plan........................          14               8               7               4                7
  Net income (loss):
       As reported...................       3,371            (881)         11,563          (1,158)          (9,350)
       Pro forma.....................       3,233            (896)         11,498          (1,168)          (9,420)
  Primary EPS:
       As reported...................        0.72           (0.20)           2.44           (0.27)           (2.11)
       Pro forma.....................        0.69           (0.20)           2.43           (0.27)           (2.12)
  Fully diluted EPS:
       As reported...................        0.72           (0.20)           2.44           (0.27)           (2.07)
       Pro forma.....................        0.69           (0.20)           2.43           (0.27)           (2.08)

     The Black-Scholes option-pricing model is used to estimate the fair value on the date of grant of each option granted after December 25, 1994. The Black-Scholes model is also used to estimate the fair value of the employees' purchase rights. In each case, the following assumptions were used for stock option and employee purchase right grants:

                                                           1993 STOCK   EMPLOYEE STOCK
                                                           OPTION PLAN  PURCHASE PLAN
                                                           -----------  --------------
        Dividend yield...................................          0%           0%
        Expected volatility..............................       60.0%        50.0%
        Risk free interest rate..........................        6.1%         5.6%
        Expected lives...................................   4-5 years       1 year

     The weighted-average fair value of options granted and the average fair value of the employee purchase rights granted were as follows:

                                                                                                        FISCAL YEAR
                                                                                                           ENDED
                                            TWELVE MONTHS ENDED              SIX MONTHS ENDED          --------------
                                       -----------------------------   -----------------------------      JUNE 29,
                                       DEC. 28, 1996   DEC. 30, 1995   DEC. 28, 1996   DEC. 30, 1995        1996
                                        (52 WEEKS)      (53 WEEKS)      (26 WEEKS)      (27 WEEKS)       (53 WEEKS)
                                       -------------   -------------   -------------   -------------   --------------
                                        (UNAUDITED)     (UNAUDITED)                     (UNAUDITED)
  Fair value of options granted......      $1.76           $1.28           $1.83           $1.20           $ 1.61
  Fair value of purchase rights
    granted..........................      $0.67           $1.59              --              --           $ 0.67

                      DM MANAGEMENT COMPANY AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

G.  BENEFIT PLANS:

     The Company implemented a savings plan (the "Plan") during Fiscal 1994, which permits participants to make contributions by salary reduction pursuant to
Section 401(k) of the Internal Revenue Code. At the discretion of the Board of Directors, the Company may also make contributions dependent on profits each year for the benefit of all eligible employees under the Plan. Employee eligibility is based on minimum age and employment requirements. The Company contributed $12,000 and $65,000 to the Plan for Fiscal 1995 and Fiscal 1994, respectively, and did not make a contribution to the Plan for Fiscal 1996. The Company plans to contribute approximately $10,000 to the Plan for the Six Month Period.

H.  INCOME TAXES:

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." Under SFAS 109, deferred tax assets and liabilities are recognized based on temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. SFAS 109 requires current recognition of net deferred tax assets to the extent that it is more likely than not that such net assets will be realized. To the extent that the Company believes that its net deferred tax assets will not be realized, a valuation allowance must be placed against those assets.

     Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                               DEC. 28, 1996    DEC. 30, 1995    JUNE 29, 1996  JUNE 24, 1995
                                               -------------    -------------    -------------  -------------
                                                                 (UNAUDITED)
Deferred tax assets:
     Net operating losses....................     $ 6,771          $ 7,946          $ 6,951        $ 7,094
     Inventory...............................       1,847            1,396            1,381          1,462
     Reserve for customer returns............         513              392              552            501
     Discontinued segment....................       2,166               --            3,343             --
     Other...................................         417              390              304            320
                                                  -------          -------          -------         ------
          Total deferred tax assets..........      11,714           10,124           12,531          9,377
                                                  -------          -------          -------         ------
Deferred tax liabilities:
     Prepaid catalogs........................       1,007            1,913            1,343          1,898
     Other...................................         109               81               54             79
                                                  -------          -------          -------         ------
          Total deferred tax liabilities.....       1,116            1,994            1,397          1,977
                                                  -------          -------          -------         ------
               Net deferred tax assets.......      10,598            8,130           11,134          7,400
               Less valuation allowance......          --            8,130           11,134          7,400
                                                  -------          -------          -------         ------
               Net deferred tax assets per
                 consolidated balance
                 sheets......................     $10,598          $    --          $    --        $    --
                                                  =======          =======          =======         ======

     As of each of the reported balance sheet dates prior to December 28, 1996, management believed that the uncertainty surrounding the realizability of its net deferred tax assets was sufficient to require a valuation allowance to be placed against the entire balance of those assets. However, as of December 28, 1996, management determined, based on the Company's recent profitability trends and anticipated future profitability, that it was more likely than not that sufficient book and taxable income would be generated to fully realize the benefit of its net deferred tax assets. This determination required the Company to remove the valuation allowance and recognize the deferred tax benefit of $10,598,000 at December 28, 1996 in its entirety.

     At December 28, 1996, the Company had available net operating loss ("NOL") carryforwards of approximately $18,357,000, of which $4,783,000 expires in fiscal 2003, $7,912,000 expires in fiscal 2004, $2,530,000 expires in fiscal 2005, $2,383,000 expires in fiscal 2006 and $749,000 expires in fiscal 2010.

                      DM MANAGEMENT COMPANY AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Section 382 of the Internal Revenue Code of 1986, as amended, restricts a corporation's ability to use its NOL carryforwards following certain "ownership changes." The Company determined that such an ownership change occurred as a result of its initial public offering and accordingly the amount of the Company's NOL carryforwards available for use in any particular taxable year is limited to approximately $1.5 million annually. To the extent that the Company does not utilize the full amount of the annual NOL limit, the unused amount may be used to offset taxable income in future years. NOL carryforwards expire 15 years after the tax year in which they arise, and the last of the Company's current NOL carryforwards will expire in its fiscal 2010 tax year.

     The components of the Company's provision (benefit) for income taxes for continuing operations are as follows (in thousands):

                               TWELVE MONTHS ENDED          SIX MONTHS ENDED                  FISCAL YEAR ENDED
                             -----------------------    ------------------------    --------------------------------------
                              DEC. 28,     DEC. 30,      DEC. 28,      DEC. 30,      JUNE 29,      JUNE 24,      JUNE 25,
                                1996         1995          1996          1995          1996          1995          1994
                             (52 WEEKS)   (53 WEEKS)    (26 WEEKS)    (27 WEEKS)    (53 WEEKS)    (52 WEEKS)    (52 WEEKS)
                             ----------   ----------    ----------    ----------    ----------    ----------    ----------
                             (UNAUDITED)  (UNAUDITED)                 (UNAUDITED)
Current:
    Federal................   $     98       $(50)       $     53        $(88)         $  8          $ 40          $210
    State..................         98         18              54          25            18            46           125
Deferred:
    Federal................     (9,164)        --          (9,164)         --            --            --            --
    State..................     (1,434)        --          (1,434)         --            --            --            --
                              --------       ----        --------        ----          ----          ----          ----
Provision (benefit) for
  income taxes.............   $(10,402)      $(32)       $(10,491)       $(63)         $ 26          $ 86          $335
                              ========       ====        ========        ====          ====          ====          ====

     The difference in income taxes at the U. S. federal statutory rate and the income tax provision (benefit) reported in the accompanying consolidated statements of operations is as follows (in thousands):

                               TWELVE MONTHS ENDED          SIX MONTHS ENDED                  FISCAL YEAR ENDED
                             -----------------------    ------------------------    --------------------------------------
                              DEC. 28,     DEC. 30,      DEC. 28,      DEC. 30,      JUNE 29,      JUNE 24,      JUNE 25,
                                1996         1995          1996          1995          1996          1995          1994
                             (52 WEEKS)   (53 WEEKS)    (26 WEEKS)    (27 WEEKS)    (53 WEEKS)    (52 WEEKS)    (52 WEEKS)
                             ----------   ----------    ----------    ----------    ----------    ----------    ----------
                             (UNAUDITED)  (UNAUDITED)                 (UNAUDITED)
Provision (benefit) for
  income taxes at the U. S.
  federal statutory rate...   $    665      $ (110)      $    364       $ (212)        $ 89         $  289       $  1,225
State taxes, net of federal
  tax benefit..............         88          18             35           17           12             47            126
Valuation allowance
  change...................    (10,598)         60        (10,598)         132           --           (250)            --
Utilization of NOL
  carryforwards............       (557)         --           (275)          --          (75)            --         (1,016)
Other......................         --          --            (17)          --           --             --             --
                              --------      ------       --------       ------         ----         ------       --------
Provision (benefit) for
  income taxes at effective
  rate.....................   $(10,402)     $  (32)      $(10,491)      $  (63)        $ 26         $   86       $    335
                              ========      ======       ========       ======         ====         ======       ========

                      DM MANAGEMENT COMPANY AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

I.  COMMITMENTS:

     At December 28, 1996, December 30, 1995, June 29, 1996 and June 24, 1995,
there was approximately $594,000, $557,000, $557,000 and $557,000 of equipment under capital leases, respectively. Accumulated depreciation related to these leased assets totaled approximately $461,000, $266,000, $365,000 and $170,000, respectively. The capital leases in effect at December 28, 1996 include options to purchase the related equipment at fair market value at the end of the lease term.

     As of December 28, 1996, future minimum lease payments for capitalized lease obligations are as follows: fiscal 1997 - $113,000; fiscal 1998 - $10,000; fiscal 1999 - $10,000; fiscal 2000 - $10,000; and, fiscal 2001 - $7,000.
Approximately $14,000 of these amounts represents interest.

     The Company leases certain of its facilities under noncancellable operating leases having initial or remaining terms of more than one year. The majority of these real estate leases require the Company to pay maintenance, insurance and real estate taxes. Total rent expense, including these costs, amounted to approximately $362,000, $321,000, $666,000, $581,000 and $914,000 for the Six
Month Period, the six months ended December 30, 1995, Fiscal 1996, Fiscal 1995 and Fiscal 1994, respectively.

     Future minimum lease payments for operating leases having a remaining term in excess of one year at December 28, 1996 totaled $2,187,000 and are as follows: fiscal 1997 - $649,000; fiscal 1998 - $649,000; fiscal 1999 - $615,000;
fiscal 2000 - $203,000; and fiscal 2001 - $71,000.

J.  RELATED PARTY:

     During Fiscal 1996, the Company terminated its relationship with Shannon North America, Limited ("Shannon"), a joint venture between the Company and Aer Rianta cpt. The Company's investment in Shannon was immaterial. During the Six Month Period, the Company continued to provide various operational services to Shannon. Amounts charged to Shannon during each of the periods indicated is as follows:

          Calendar 1996..................................................  $519,000
          Calendar 1995..................................................   664,000
          Six months ended December 28, 1996.............................   180,000
          Six months ended December 30, 1995.............................   406,000
          Fiscal 1996....................................................   690,000
          Fiscal 1995....................................................   555,000
          Fiscal 1994....................................................   487,000

                      DM MANAGEMENT COMPANY AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONCLUDED)

K.  QUARTERLY FINANCIAL DATA (UNAUDITED):

                                                      SIX MONTH PERIOD
                                                       QUARTER ENDED
                                                ----------------------------
                                                SEPTEMBER 28     DECEMBER 28
                                                ------------     -----------
                                                   (AMOUNTS IN THOUSANDS,
                                                   EXCEPT PER SHARE DATA)
Net sales.....................................    $ 20,541         $22,783
Income from continuing operations.............         250          11,313
Net income....................................         250          11,313
Income from continuing operations per share...        0.05            2.38
Net income per share..........................    $   0.05         $  2.38

                                                              FISCAL 1996 QUARTER ENDED
                                                ------------------------------------------------------
                                                SEPTEMBER 30     DECEMBER 30     MARCH 30     JUNE 29
                                                ------------     -----------     --------     --------
                                                    (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales.....................................    $ 22,312         $16,955       $19,736      $21,582
Income (loss) from continuing operations......        (274)           (286)          250          545
Income (loss) from discontinued operations....        (393)           (205)           14       (9,001)
Net income (loss).............................        (667)           (491)          264       (8,456)
Income (loss) from continuing operations per
  share.......................................       (0.06)          (0.07)         0.06         0.11
Income (loss) from discontinued operations per
  share.......................................       (0.09)          (0.05)           --        (1.90)
Net income (loss) per share...................    $  (0.15)        $ (0.12)      $  0.06      $ (1.79)

                                                              FISCAL 1995 QUARTER ENDED
                                                ------------------------------------------------------
                                                SEPTEMBER 24     DECEMBER 24     MARCH 25     JUNE 24
                                                ------------     -----------     --------     --------
                                                    (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales.....................................    $ 18,536         $14,890       $19,704      $19,561
Income (loss) from continuing operations......       1,078            (582)          180           89
Income (loss) from discontinued operations....          --              --           (60)          68
Net income (loss).............................       1,078            (582)          120          157
Income (loss) from continuing operations per
  share.......................................        0.23           (0.13)         0.04         0.02
Income (loss) from discontinued operations per
  share.......................................          --              --         (0.01)        0.01
Net income (loss) per share...................    $   0.23         $ (0.13)      $  0.03      $  0.03

     During the Six Month Period, the Company recorded a deferred tax benefit for $10,598,000 (see Note H).

     On May 20, 1996, the Company announced its plan to discontinue the operations of its Carroll Reed segment and recorded a charge of $8,511,000 for the loss on disposal of discontinued operations (see Note B).

     The sum of the quarterly EPS amounts may not equal the full year amount since the computations of the weighted average number of common and common equivalent shares outstanding for each quarter and the full year are made independently.

       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SUPPLEMENTARY SCHEDULE

     Our report on the consolidated financial statements of DM Management Company and subsidiary is included on Page 13 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on Page 32 of this Form 10-K.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                            COOPERS & LYBRAND L.L.P.

Boston, Massachusetts
February 4, 1997

                      DM MANAGEMENT COMPANY AND SUBSIDIARY

                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                             (AMOUNTS IN THOUSANDS)

                                                     BALANCE,       AMOUNTS       WRITE-OFFS   BALANCE,
                                                     BEGINNING     CHARTED TO      AGAINST        END
                                                     OF PERIOD     NET INCOME      RESERVE     OF PERIOD
                                                     ---------     ----------     ----------   ---------
ACCRUED CUSTOMER RETURNS:
Six months ended December 28, 1996.................   $ 1,231       $ 11,634       $ 11,556     $ 1,309
                                                       ======        =======        =======      ======
Year ended June 29, 1996...........................   $ 1,191       $ 22,534       $ 22,494     $ 1,231
                                                       ======        =======        =======      ======
Year ended June 24, 1995...........................   $ 1,028       $ 21,062       $ 20,899     $ 1,191
                                                       ======        =======        =======      ======
Year ended June 25, 1994...........................   $   923       $ 17,378       $ 17,273     $ 1,028
                                                       ======        =======        =======      ======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND CONSOLIDATED FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth under the captions "Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" appearing in the Company's definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 8, 1997, which will be filed with the Securities and Exchange Commission not later than 120 days after December 28, 1996, is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information set forth under the caption "Remuneration of Executive Officers and Directors" appearing in the Company's definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 8, 1997, which will be filed with the Securities and Exchange Commission not later than 120 days after December 28, 1996, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" appearing in the Company's definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 8, 1997, which will be filed with the Securities and Exchange Commission not later than 120 days after December 28, 1996, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                    PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (1) FINANCIAL STATEMENTS

     The financial statements filed as part of this report are listed on the Index to Consolidated Financial Statements on Page 12.

     (2) FINANCIAL STATEMENT SCHEDULES

     Index to Consolidated Financial Statement Schedules

                                                                                PAGE
                                                                                ----
        Report of Independent Public Accountants on Supplementary Schedule       30
        For the Six Month Period and the three years ending June 29, 1996:
             Schedule II -- Valuation and Qualifying Accounts                    31

     (3) EXHIBITS

     Exhibits 10.7 through 10.11 include the Company's compensatory plans or arrangements required to be filed as exhibits pursuant to Item 14(c) of Form 10-K.

CERTIFICATE OF INCORPORATION AND BY-LAWS
   3.1     Restated Certificate of Incorporation of the Company (included as Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 25,
           1993, File No. 0-22480, and incorporated herein by reference)
   3.2     By-Laws of the Company, as amended (included as Exhibit 3.2 to the Company's
           Current Report on Form 8-K dated January 14, 1997, File No. 0-22480, and incorporated herein by reference)
MATERIAL CONTRACTS
  10.1     Ninth Amended and Restated Registration Rights Agreement dated as of August 12,
           1993, by and among the Company, Allstate Insurance Company, Aegis II Limited
           Partnership and Aegis Select Limited Partnership (included as Exhibit 10.4 to the
           Company's Registration Statement on Form S-1, Registration No. 33-67512, and
           incorporated herein by reference)
  10.2     Lease Agreement dated September 14, 1989, between the Company and Richard D.
           Matthews and Richard J. Valentine, Trustees of Bare Cove Realty Trust established
           u/d/t dated January 10, 1984, as amended (included as Exhibit 10.13 to the
           Company's Registration Statement on Form S-1, Registration No. 33-67512, and
           incorporated herein by reference)
  10.3     Third Amendment to Lease Agreement dated September 14, 1989, between the Company and Richard D. Matthews and Richard J. Valentine, Trustees of Bare Cove Realty
           Trust established u/d/t dated January 10, 1984, as previously amended
  10.4     Fourth Amendment to Lease Agreement dated September 14, 1989, between the Company and Richard D. Matthews and Richard J. Valentine, Trustees of Bare Cove Realty
           Trust established u/d/t dated January 10, 1984, as previously amended
  10.5     Lease Agreement dated May 3, 1996, between the Company and MacNeill Worldwide,
           Inc.
  10.6     Lease Agreement dated February 21, 1997, between the Company and MacNeill
           Worldwide, Inc.
  10.7     1988 Incentive Stock Option Plan (included as Exhibit 10.17 to the Company's
           Registration Statement on Form S-1, Registration No. 33-67512, and incorporated herein by reference)
  10.8     1993 Incentive and Nonqualified Stock Option Plan, as amended (included as Exhibit
           10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March
           30, 1996, File No. 0-22480, and incorporated herein by reference)
  10.9     1993 Employee Stock Purchase Plan (included as Exhibit 10.19 to the Company's
           Registration Statement on Form S-1, Registration No. 33-67512, and incorporated herein by reference)
  10.10    Employment Letter Agreement dated December 21, 1995, between the Company and
           Gordon R. Cooke (included as Exhibit 10.4 to the Company's Quarterly Report on
           Form 10-Q for the quarter ended December 30, 1995, File No. 0-22480, and incorporated herein by reference)
  10.11    Employment Letter Agreement dated May 7, 1996, between the Company and John J.
           Hayes (included as Exhibit 10.12 to the Company's Annual Report on Form 10-K for
           the year ended June 29, 1996, File No. 0-22480 and incorporated herein by reference)
  10.12    $8,000,000 Commercial Promissory Grid Note and Loan Agreement dated November 4,
           1996, between the Company and Fleet National Bank (included as Exhibit 10.1 to the
           Company's Quarterly Report on Form 10-Q for the quarter ended September 28, 1996,
           File No. 0-22480, and incorporated herein by reference)
  10.13    $3,600,000 Commercial Promissory Term Note and Loan Agreement dated November 4,
           1996, between the Company and Fleet National Bank (included as Exhibit 10.2 to the
           Company's Quarterly Report on Form 10-Q for the quarter ended September 28, 1996,
           File No. 0-22480, and incorporated herein by reference)
  10.14    $400,000 Time Note dated November 4, 1996, between the Company and Fleet National
           Bank (included as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for
           the quarter ended September 28, 1996, File No. 0-22480, and incorporated herein by reference)

  10.15    Security Agreement dated November 4, 1996, between the Company and Fleet National
           Bank (included as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for
           the quarter ended September 28, 1996, File No. 0-22480, and incorporated herein by reference)
  10.16    Pledge Agreement dated November 4, 1996, between the Company, DM Management
           Security Corporation and Fleet National Bank (included as Exhibit 10.5 to the
           Company's Quarterly Report on Form 10-Q for the quarter ended September 28, 1996,
           File No. 0-22480, and incorporated herein by reference)
  10.17    Mortgage and Security Agreement dated October 28, 1994, between the Company and
           Shawmut Bank, N.A. (included as Exhibit 10.23 to the Company's Quarterly Report on
           Form 10-Q for the quarter ended September 24, 1994, File No. 0-22480, and incorporated herein by reference)
  10.18    $1,650,000 Commercial Promissory Note dated October 28, 1994, between the Company and Shawmut Bank, N.A. (included as Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 24, 1994, File No. 0-22480, and incorporated herein by reference)
  10.19    Merchant Services Agreement between the Company and Hurley State Bank, dated July
           18, 1995 (included as Exhibit 10.21 to the Company's Form 10-K for the fiscal year ended June 24, 1995, File No. 0-22840, and incorporated herein by reference)
PER SHARE EARNINGS
  11.1     Statement re: computation of per share earnings
CONSENT OF EXPERTS AND COUNSEL
  23.1     Consent of Independent Accountants dated March 26, 1997
FINANCIAL DATA SCHEDULE
  27.1     Financial Data Schedule

(4) REPORTS ON FORM 8-K

     There were no reports filed on Form 8-K during the quarter ended December 28, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            DM MANAGEMENT COMPANY

Dated:  March 26, 1997                      BY: /s/ GORDON R. COOKE
                                              ----------------------------------
                                                   Gordon R. Cooke
                                                   President, Chief Executive
                                                   Officer and
                                                   Director (Principal Executive
                                                   Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               SIGNATURE                                TITLE                        DATE
               ---------                                -----                        ----

          /s/ GORDON R. COOKE              President, Chief Executive           March 26, 1997
----------------------------------------   Officer and Director (Principal
            Gordon R. Cooke                Executive Officer)


         /s/ SAMUEL L. SHANAMAN            Executive Vice President, Chief      March 26, 1997
----------------------------------------   Operating Officer, Chief
           Samuel L. Shanaman              Financial Officer and Director
                                           (Principal Financial Officer)


           /s/ OLGA L. CONLEY              Vice President of Finance and        March 26, 1997
----------------------------------------   Treasurer (Principal Accounting
             Olga L. Conley                Officer)


         /s/ WALTER J. LEVISON             Director                             March 26, 1997
----------------------------------------
           Walter J. Levison


         /s/ WILLIAM E. ENGBERS            Director                             March 26, 1997
----------------------------------------
           William E. Engbers

                      DM MANAGEMENT COMPANY AND SUBSIDIARY
                                   FORM 10-K
                   FOR THE SIX MONTHS ENDED DECEMBER 28, 1996

                                 EXHIBIT INDEX

EXHIBIT NO.                                    DESCRIPTION                                  PAGE
-----------                                    -----------                                  ----
   3.1          Restated Certificate of Incorporation of the Company
   3.2          By-Laws of the Company, as amended
  10.1          Ninth Amended and Restated Registration Rights Agreement dated as of
                August 12, 1993, by and among the Company, Allstate Insurance Company,
                Aegis II Limited Partnership and Aegis Selected Limited Partnership
  10.2          Lease Agreement dated September 14, 1989 between the Company and Richard
                D. Matthews and Richard J. Valentine, Trustees of Bare Cove Realty Trust
                established u/d/t dated January 10, 1984, as amended
  10.3          Third Amendment to Lease Agreement dated September 14, 1989 between the
                Company and Richard D. Matthews and Richard J. Valentine, Trustees of Bare
                Cove Realty Trust established u/d/t dated January 10, 1984, as previously
                amended                                                                      37
  10.4          Fourth Amendment to Lease Agreement dated September 14, 1989 between the company and Richard D. Matthews and Richard J. Valentine, Trustees of Bare
                Cove Realty Trust established u/d/t dated January 10, 1984, as previously
                amended                                                                      50
  10.5          Lease Agreement dated May 3, 1996 between the Company and MacNeill
                Worldwide, Inc.                                                              55
  10.6          Lease Agreement dated February 21, 1997 between the Company and MacNeill
                Worldwide, Inc.                                                              63
  10.7          1988 Incentive Stock Option Plan
  10.8          1993 Incentive and Nonqualified Stock Option Plan, as amended
  10.9          1993 Employee Stock Purchase Plan
  10.10         Employment Letter Agreement dated December 21, 1995, between the Company and Gordon R. Cooke
  10.11         Employment Letter Agreement dated May 7, 1996, between the Company and
                John J. Hayes
  10.12         $8,000,000 Commercial Promissory Grid Note and Loan Agreement dated
                November 4, 1996, between the Company and Fleet National Bank
  10.13         $3,600,000 Commercial Promissory Term Note and Loan Agreement dated
                November 4, 1996, between the Company and Fleet National Bank
  10.14         $400,000 Time Note dated November 4, 1996, between the Company and Fleet
                National Bank
  10.15         Security Agreement dated November 4, 1996, between the Company and Fleet
                National Bank
  10.16         Pledge Agreement dated November 4, 1996, between the Company, DM Manage-
                ment Security Corporation and Fleet National Bank
  10.17         Mortgage and Security Agreement dated October 28, 1994, between the
                Company and Shawmut Bank, N.A.
  10.18         $1,650,000 Commercial Promissory Note dated October 28, 1994, between the
                Company and Shawmut Bank, N.A.
  10.19         Merchant Services Agreement between the Company and Hurley State Bank, dated July 18, 1995
  11.1          Statement re: computation of per share earnings                              71
  23.1          Consent of Independent Accountants dated March 26, 1997                      73
  27.1          Financial Data Schedule                                                      75