Form 10-Q
period 1997-03-29
DM MANAGEMENT CO /DE/
filed 1997-05-12
CIK 910721

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

(MARK ONE)
[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                 ACT OF 1934
                     FOR THE QUARTER ENDED MARCH 29, 1997

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

     Shares outstanding of the Registrant's common stock (par value $0.01) at May 5, 1997: 4,540,707



================================================================================

                       DM MANAGEMENT COMPANY & SUBSIDIARY
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 29, 1997




                                                                           PAGE
                                                                           ----

PART I - FINANCIAL INFORMATION

      Item 1. Consolidated Financial Statements .........................   3-8

              Consolidated Balance Sheets at March 29, 1997, March
              30, 1996 and December 28, 1996 ............................     3

              Consolidated Statements of Operations for the three
              months ended March 29, 1997 and March 30, 1996 ............     4

              Consolidated Statements of Cash Flows for the three
              months ended March 29, 1997 and March 30, 1996 ............     5

              Notes to Consolidated Financial Statements ................   6-8

      Item 2. Management's Discussion and Analysis of Consolidated
              Financial Condition and Results of Operations .............  9-11


PART II - OTHER INFORMATION

      Item 4. Submission of Matters to a Vote of Security Holders .......    12

      Item 6. Exhibits and Reports on Form 8-K ..........................    13


Signature ...............................................................    14


                                     DM MANAGEMENT COMPANY & SUBSIDIARY
                                         CONSOLIDATED BALANCE SHEETS
                                           (AMOUNTS IN THOUSANDS)
                                                (UNAUDITED)

                                                              MARCH 29,     MARCH 30,  DECEMBER 28,
                         ASSETS                                 1997          1996        1996
                                                              --------      --------   -----------
Current assets:
     Cash and cash equivalents .............................   $   383       $   166       $   384
     Marketable securities, net of unrealized loss .........     3,846         3,884         3,879
     Inventory .............................................    12,379         9,396        12,637
     Prepaid catalog expenses ..............................     4,201         4,327         2,714
     Deferred income taxes .................................     2,670            --         2,670
     Other current assets ..................................     1,462         3,862           724
                                                               -------       -------       -------
          Total current assets .............................    24,941        21,635        23,008
Property and equipment, net ................................     7,081         6,859         7,173
Non-current assets of discontinued operations ..............        --         5,411            --
Deferred income taxes ......................................     7,928            --         7,928
                                                               -------       -------       -------
          Total assets .....................................   $39,950       $33,905       $38,109
                                                               =======       =======       =======

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable ......................................   $ 8,033       $ 5,383       $ 8,143
     Accrued expenses ......................................     2,132         1,842         1,877
     Accrued customer returns ..............................     2,008         1,528         1,309
     Short-term borrowings .................................       697         1,475            --
     Current portion of mortgage note and long-term debt ...       971           289         1,017
                                                               -------       -------       -------
          Total current liabilities ........................    13,841        10,517        12,346

Mortgage note ..............................................     1,283         1,393         1,311
Long-term debt .............................................     3,028         4,055         3,229

Commitments

Stockholders' equity:
     Special preferred stock (par value $0.01)
          1,000,000 shares authorized ......................        --            --            --
     Common stock (par value $0.01) 15,000,000 shares
          authorized, 4,534,157, 4,292,168 and
          4,456,908 shares issued and outstanding
          as of March 29, 1997, March 30, 1996 and
          December 28, 1996, respectively ..................        45            43            44
     Additional paid-in capital ............................    40,115        39,868        40,048
     Unrealized loss on marketable securities ..............      (149)         (110)         (115)
     Accumulated deficit ...................................   (18,213)      (21,861)      (18,754)
                                                               -------       -------       -------
          Total stockholders' equity .......................    21,798        17,940        21,223
                                                               -------       -------       -------
          Total liabilities and stockholders' equity .......   $39,950       $33,905       $38,109
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

                       DM MANAGEMENT COMPANY & SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                     THREE MONTHS ENDED
                                                                    --------------------
                                                                    MARCH 29,   MARCH 30,
                                                                      1997        1996
                                                                    --------    --------
Net sales .......................................................... $24,543     $19,736
Costs and expenses:
     Product .......................................................  10,852       8,262
     Operations ....................................................   3,910       3,052
     Selling .......................................................   6,210       5,740
     General and administrative ....................................   2,623       2,280
     Interest, net .................................................      61         124
                                                                     -------     -------
Income from continuing operations before income taxes ..............     887         278
Provision for income taxes .........................................     346          28
                                                                     -------     -------
Income from continuing operations ..................................     541         250
Income from discontinued operations ................................      --          14
                                                                     -------     -------
Net income ......................................................... $   541     $   264
                                                                     =======     =======

NET INCOME PER SHARE:
Primary:
     Continuing operations ......................................... $  0.11     $  0.06
     Discontinued operations .......................................      --          --
                                                                     -------     -------
     Net income per share .......................................... $  0.11     $  0.06
                                                                     =======     =======

Weighted-average common and common equivalent shares outstanding ...   4,962       4,503



The accompanying notes are an integral part of the consolidated financial statements.

                      DM MANAGEMENT COMPANY AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                      THREE MONTHS ENDED
                                                                     ---------------------
                                                                     MARCH 29,    MARCH 30,
                                                                       1997         1996
                                                                     --------     --------
Cash flows from operating activities:
     Net income .....................................................  $  541       $  264
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
     Depreciation ...................................................     337          221
     Liability for expected losses ..................................     (49)          --
     Amortization related to discontinued operations ................      --          113
Changes in assets and liabilities:
     Decrease in inventory ..........................................     258          458
     (Increase) decrease in prepaid catalog expenses ................  (1,487)       1,339
     Increase in other current assets ...............................    (690)        (266)
     Increase (decrease) in accounts payable and accrued expenses ...     145         (711)
     Increase in accrued customer returns ...........................     699          663
                                                                       ------       ------
Net cash provided by (used in) operating activities .................    (246)       2,081

Cash flows used in investing activities:
     Additions to property and equipment ............................    (245)        (408)
     Proceeds from sale of marketable securities ....................      --            6
     Payment for purchase of Carroll Reed ...........................      --         (907)
                                                                       ------       ------
Net cash used in investing activities ...............................    (245)      (1,309)

Cash flows provided by (used in) financing activities:
     Borrowings under debt agreements ...............................   4,465        6,791
     Payments of debt borrowings ....................................  (3,995)      (7,700)
     Principal payments on capital lease obligations ................     (48)         (43)
     Proceeds from stock transactions ...............................      68            5
                                                                       ------       ------
Net cash provided by (used in) financing activities .................     490         (947)
Net decrease in cash and cash equivalents ...........................      (1)        (175)
Cash and cash equivalents at:
     Beginning of period ............................................     384          341
                                                                       ------       ------
     End of period ..................................................  $  383       $  166
                                                                       ======       ======
SUPPLEMENTAL INFORMATION:
Cash paid for interest ..............................................  $  114       $  154
Cash paid for taxes, including discontinued operations ..............  $   10       $   --





The accompanying notes are an integral part of the consolidated financial statements.

                      DM MANAGEMENT COMPANY AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


     The financial statements included herein have been prepared by DM Management Company (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and in the opinion of management contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. Accordingly, although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report to Stockholders for the transition period ended December 28, 1996.


A.  DISCONTINUED OPERATIONS

     On May 20, 1996, the Company announced its plan to divest its Carroll Reed segment. Accordingly, the Carroll Reed segment has been accounted for as a discontinued operation, and all assets, liabilities, results of operations and cash flows associated with the Carroll Reed segment have been segregated from those associated with continuing operations. In connection with this divestiture, the Company recorded a charge of $3,175,000 for expected losses during the phase-out period. The Company has substantially phased out the operations of the Carroll Reed segment and has recorded $2,993,000 of operating losses (including $49,000 for the three months ended March 29, 1997) against the liability for expected losses. The Company expects to utilize the remaining liability for expected losses for severance and other costs associated with the Carroll Reed segment divestment. The Company continues to pursue the divestment of the Carroll Reed customer list and trademark and expects to conclude this divestiture during 1997. The results of the Carroll Reed operations for the three months ended March 30, 1996 have been classified as income from discontinued operations.

     The net current assets and liabilities of the Carroll Reed segment, which have been included in other current assets in the accompanying consolidated balance sheets, are summarized below (in thousands):

                                                MARCH 29,    MARCH 30,  DECEMBER 28,
                                                  1997         1996        1996
                                                --------     --------   -----------
Current assets:
   Inventory ..................................... $  --       $2,005       $  --
   Prepaid catalog expenses ......................    --          672          --
   Other current assets                               63          143          49
                                                   -----       ------       -----
      Total current assets .......................    63        2,820          49
                                                   -----       ------       -----
Current liabilities:
   Accounts payable and accrued expenses .........    --          327          --
   Accrued customer returns ......................    --          594           9
   Liability for expected losses .................   182           --         231
                                                   -----       ------       -----
      Total current liabilities ..................   182          921         240
                                                   -----       ------       -----
         Net current assets (liabilities) of
             discontinued operations ............. $(119)      $1,899       $(191)
                                                   =====       ======       =====


     Non-current assets of discontinued operations in the accompanying consolidated balance sheet at March 30, 1996 are comprised solely of the net intangible assets related to the Carroll Reed segment.

                      DM MANAGEMENT COMPANY AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


B.  DEBT

     The Company's credit facilities at March 29, 1997 consisted of (i) a $1,650,000 mortgage note, payments on which are due monthly based on a 15-year amortization, with the remaining balance payable in full on August 31, 1999;
(ii) a $4,000,000 secured term loan (the "Term Loan") with payments of $200,000 due quarterly through December 31, 2001; and (iii) an $8,000,000 secured revolving line of credit which reduces to $5,000,000 during the months of May through November and expires on June 1, 1997. The Company is currently in the process of negotiating a replacement credit facility for its $8,000,000 secured revolving line of credit and anticipates completing the negotiation well in advance of the expiration of the existing facility.

     A summary of the Company's outstanding credit facilities follows (in thousands):

                                           MARCH 29,  MARCH 30,  DECEMBER 28,
                                             1997       1996        1996
                                           --------   --------   -----------
     Morgage note .........................  $1,393     $1,503        $1,421
     Term loan ............................   3,800         --         4,000
     Revolving credit facilities ..........     697      5,475            --
     Capitalized lease obligations ........      89        234           136
                                             ------     ------        ------
          Total debt ......................   5,979      7,212         5,557
          Less current maturities .........   1,668      1,764         1,017
                                             ------     ------        ------
          Long-term debt ..................  $4,311     $5,448        $4,540
                                             ======     ======        ======


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


C.  NET INCOME PER SHARE

     Net income per share ("EPS") is computed by dividing net income by the weighted-average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents consist of common stock issuable on the exercise of outstanding stock options and are calculated using the treasury method. Fully diluted EPS has not been presented because the amount would not differ materially from the primary EPS presented.


D.  RECLASSIFICATIONS

     Certain financial statement amounts have been reclassified to be consistent with current period presentation.

                      DM MANAGEMENT COMPANY AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONCLUDED)


E.  RECENT ACCOUNTING STANDARDS

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128 ("SFAS 128"), "Earnings per Share," which modifies the way in which EPS is calculated and disclosed. Currently, the Company discloses primary and fully diluted EPS. SFAS 128 requires the disclosure of basic and diluted EPS for financial statements issued for periods ending after December 15, 1997. The restatement of all prior period EPS data presented is also required upon adoption. Basic EPS excludes potentially dilutive securities and is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS, similar to fully diluted EPS, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock that then shared in the earnings of the entity. Early application of SFAS 128 is not permitted.

     The following table summarizes the Company's EPS and weighted-average common and common equivalent shares outstanding as reported and on a pro forma basis as calculated under SFAS 128. The pro forma results for the diluted calculation do not differ materially from the fully diluted calculation; therefore, no pro forma information for the diluted calculation has been presented.


                                                                  THREE MONTHS ENDED
                                                  -------------------------------------------------
                                                       MARCH 29, 1997            MARCH 30, 1996
                                                  -----------------------   -----------------------
                                                  AS REPORTED   PRO FORMA   AS REPORTED   PRO FORMA
                                                    PRIMARY       BASIC       PRIMARY        BASIC
                                                  -----------   ---------   -----------   ---------
EPS:
     Continuing operations .......................  $ 0.11        $ 0.12      $ 0.06        $ 0.06
     Discontinued operations .....................      --            --          --            --
                                                    ------        ------      ------        ------
     Net income per share ........................  $ 0.11        $ 0.12      $ 0.06          0.06
                                                    ======        ======      ======        ======
Weighted-average common and common equivalent
     shares outstanding ..........................   4,962         4,510       4,503         4,287


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        RESULTS OF OPERATIONS

                Quarterly Overview

                For the three months ended March 29, 1997 ("first quarter 1997") net income was $541,000, more than twice that of the comparable period a year ago. Net income per share for first quarter 1997 was $0.11 as compared to $0.06 for the three months ended March 30, 1996 ("first quarter 1996"). The Company attributes its profit improvement and net sales growth to its new business strategies which focus on creative presentation and differentiation in merchandising execution as well as circulation management.

                The following table represents the Company's consolidated statements of operations as a percentage of net sales:

                                                                 THREE MONTHS ENDED
                                                                --------------------
                                                                MARCH 29,   MARCH 30,
                                                                  1997        1996
                                                                --------    --------
             Net sales ........................................... 100.0%    100.0%
             Costs and expenses:
                  Product ........................................  44.2      41.9
                  Operations .....................................  15.9      15.5
                  Selling ........................................  25.3      29.1
                  General and administrative .....................  10.7      11.5
                  Interest, net ..................................   0.3       0.6
                                                                   -----     -----
             Income from continuing operations before income taxes   3.6       1.4
             Provision for income taxes ..........................   1.4       0.1
                                                                   -----     -----
             Income from continuing operations ...................   2.2       1.3
             Income from discontinued operations .................    --        --
                                                                   -----     -----
             Net income ..........................................   2.2%      1.3%
                                                                   =====     =====




        COMPARISON OF THE THREE MONTHS ENDED MARCH 29, 1997 WITH THE THREE MONTHS ENDED MARCH 30, 1996

                Sales and Circulation

                First quarter 1997 net sales increased 24.4% to $24.5 million, as compared to $19.7 million for first quarter 1996. The net sales increase over last year's first quarter was primarily attributable to circulation growth (19.7%) and increased customer response rates and average order sizes. The circulation increase was primarily the result of increased J. Jill mailings and earlier mailings of the Company's second Spring season catalog.

                Product Costs

                Product costs as a percentage of net sales were 44.2% in first quarter 1997 as compared to 41.9% in first quarter 1996. The 44.2% is consistent with the past three quarters, all of which have been affected by the continued highly competitive women's apparel market. Product costs as a percentage of net sales in first quarter 1996 were lower than normal due to lower than anticipated markdowns.

                Operations

                The Company continues to experience efficiencies related to the re-engineering of its order fulfillment processes and delivery mechanisms. However, these efficiencies were offset in first quarter 1997 by increased depreciation related to information systems upgrades and increased occupancy costs associated with the Company's distribution center.

                Selling

                Better catalog productivity and lower paper prices have resulted in selling expenses decreasing to 25.3% of net sales for the first quarter 1997, as compared to 29.1% for first quarter 1996.

                General and Administrative

                General and administrative expenses are largely fixed in nature and thus have declined as a percentage of net sales as a result of the growth in net sales.

                Income Taxes

                In December 1996, the Company removed the valuation allowance against the entire balance of its net deferred tax assets and recorded a deferred tax benefit of $10,598,000. As a result, for first quarter 1997, the Company provided for income taxes at an effective tax rate that includes the full federal statutory rate as well as the full tax rate at the state level. The Company's provision for income taxes for first quarter 1996 was significantly affected by the utilization of federal net operating loss carryforwards. This resulted in an effective tax rate significantly lower than the federal statutory rate for that period.

                Discontinued Operations

                On May 20, 1996, the Company announced its plan to divest its Carroll Reed segment. Accordingly, the Carroll Reed segment has been accounted for as a discontinued operation, and all assets, liabilities, results of operations and cash flows associated with the Carroll Reed segment have been segregated from those associated with continuing operations. The net loss from this discontinued operation for first quarter 1997 was charged to the liability for expected losses established in connection with the divestiture. The results of operations for first quarter 1996 have been classified as income from discontinued operations in the accompanying consolidated statement of operations.


        LIQUIDITY AND CAPITAL RESOURCES

                During first quarter 1997, the Company funded its working capital needs through cash generated from operations and through use of its credit facilities. The Company used working capital to support costs incurred in advance of revenue generation, primarily inventory acquisition and catalog development, production and mailing costs incurred prior to the beginning of each selling season. The Company has two selling seasons which correspond to the fashion seasons. The Fall season begins in July and ends in December. The Spring season begins in January and ends in early July.

                The Company's credit facilities at March 29, 1997 consisted of
        (i) a $1.7 million mortgage note, payments on which are due monthly based on a 15-year amortization, with the remaining balance payable in full on August 31, 1999; (ii) a $4.0 million secured term loan, with payments of $200,000 due quarterly through December 31, 2001; and (iii) an $8.0 million secured revolving line of credit, which reduces to $5.0 million during the months of May through November and expires on June 1, 1997. The Company is currently in the process of negotiating a replacement credit facility for its $8,000,000 secured revolving line of credit and anticipates completing the negotiation well in advance of the expiration of the existing facility. During first quarter 1997, total debt increased by $422,000, while during first quarter 1996 total debt decreased by $952,000. These changes were a function of the total debt balances outstanding at the beginning of each quarter. At the beginning of first quarter 1997, total debt was $5.6 million, while at the beginning of first quarter 1996, total debt was $8.2 million.

                Cash used in investing activities was $245,000 in first quarter 1997 and $1.3 million in first quarter 1996. Capital investments for both periods included additions to property and equipment. In first quarter 1996, investing activities included a final payment for the purchase of Carroll Reed.

                Inventory levels at March 29, 1997 were 31.7% higher than at March 30, 1996. This increase is attributable to the growth of the business. Prepaid catalog expenses at March 29, 1997 were 2.9% lower than at March 30, 1996. This decline is primarily attributable to lower paper inventory balances on hand at March 29, 1997 than at March 30, 1996.

                Management intends to use its capital resources to fund improvements to its information systems during 1997 and beyond. Anticipated expenditures to upgrade its existing systems are estimated at approximately $2.0 million. The Company's existing credit facilities and those expected to be available in the future, and its cash flows from operations, are expected to provide the capital resources necessary to support the Company's operating needs for the foreseeable future.

        RECENT ACCOUNTING STANDARDS

                In February 1997, the Financial Accounting Standards Board issued Statement No. 128 ("SFAS 128"), "Earnings per Share," which modifies the way in which earnings per share ("EPS") is calculated and disclosed. Currently, the Company discloses primary and fully diluted EPS. SFAS 128 requires the disclosure of basic and diluted EPS for financial statements issued for periods ending after December 15, 1997. The restatement of all prior period EPS data presented is also required upon adoption. Basic EPS excludes potentially dilutive securities and is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS, similar to fully diluted EPS, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock that then shared in the earnings of the entity. Early application of SFAS 128 is not permitted. See Note E to the accompanying consolidated financial statements.

        FORWARD-LOOKING STATEMENTS

                The above discussion includes forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: changes in consumer spending and consumer preferences; general economic and business conditions; increasing competition in the apparel industry; success of operating initiatives; possible future increases in operating costs; advertising and promotional efforts; brand awareness; the existence or absence of adverse publicity; changes in business strategy; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs; change in, or the failure to comply with, government regulations; and other factors.

                           PART II - OTHER INFORMATION


ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company held an Annual Meeting of Stockholders on May 8, 1997. At the Annual Meeting, the stockholders of the Company voted to approve the following actions by the following votes:

      1. To fix the number of directors that shall constitute the whole Board of Directors of the Company at six.

                                                           NUMBER OF SHARES
                                                           ----------------

            For .............................................  3,664,454
            Against .........................................      5,598
            Abstain .........................................        250

      2.    To elect the following individuals as Directors of the Company:

                                                               WITHHOLDING
                                                    FOR         AUTHORITY
                                                    ---        -----------
            Class A
            -------
                William E. Engbers ............   3,514,275      156,027
                Samuel L. Shanaman ............   3,509,086      161,216
            Class B
            -------
                Ruth M. Owades ................   3,513,693      156,609
            Class C
            -------
                Thomas J. Litle ...............   3,514,275      156,027

      3. To amend the 1993 Incentive and Nonqualified Stock Option Plan to increase the number of shares of common stock that may be issued pursuant to the options granted thereunder from 700,000 to 1,200,000.

                                                           NUMBER OF SHARES
                                                           ----------------
            For .............................................  2,097,727
            Against .........................................    235,487
            Abstain .........................................        850
            Broker non-votes ................................  1,336,238

      4. To amend the 1993 Incentive and Nonqualified Stock Option Plan further to alter the formula stock option grants thereunder to non-employee directors of the Company.

                                                           NUMBER OF SHARES
                                                           ----------------
            For .............................................  3,413,167
            Against .........................................    232,488
            Abstain .........................................      1,038
            Broker non-votes ................................     23,609

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


      (1) EXHIBITS

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

      10.1 1993 Incentive and Nonqualified Stock Option Plan, as amended (included as Appendix A to the Company's Proxy Statement for the transition period ended December 28, 1996, File No. 0-22480, and incorporated herein by reference)

      10.2  1997 Incentive Compensation Plan

      10.3 Employment Letter Agreement dated February 25, 1997, between the Company and David Brown

PER SHARE EARNINGS

      11.1  Statement re: computation of per share earnings

FINANCIAL DATA SCHEDULE

      27.1  Financial Data Schedule


      (2) REPORTS ON FORM 8-K

      The Company filed a report on Form 8-K dated January 14, 1997, with the Securities and Exchange Commission regarding its decision to change its year end from the last Saturday in June to the last Saturday in December.

                                    SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           DM MANAGEMENT COMPANY


Dated:  May 12, 1997                       By: /s/ Samuel L. Shanaman
                                               --------------------------------
                                               Samuel L. Shanaman
                                               Authorized Officer
                                               Executive Vice President,
                                               Chief Operating Officer
                                               and Chief Financial Officer
                                               (Principal Financial Officer)

                       DM MANAGEMENT COMPANY & SUBSIDIARY

                          QUARTERLY REPORT ON FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 29, 1997



                                  EXHIBIT INDEX


EXHIBIT NO.    DESCRIPTION                                                 PAGE
-----------    -----------                                                 ----

3.1            Restated Certificate of Incorporation of the Company

3.2            By-Laws of the Company, as amended

10.1 1993 Incentive and Nonqualified Stock Option Plan, as amended

10.2           1997 Incentive Compensation Plan                             16

10.3           Employment Letter Agreement dated February 25, 1997,
               between the Company and David Brown                          19

11.1           Statement re: computation of per share earnings              22

27.1           Financial Data Schedule                                      24