Form 10-Q
period 1997-06-28
DM MANAGEMENT CO /DE/
filed 1997-08-11
CIK 910721

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    _________

                                    FORM 10-Q


( MARK ONE)
[ X ]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                       FOR THE QUARTER ENDED JUNE 28, 1997
                                       OR

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





     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Shares outstanding of the Registrant's common stock (par value $0.01) at August 4, 1997: 4,667,854

================================================================================

                       DM MANAGEMENT COMPANY & SUBSIDIARY
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 28, 1997




                                                                                                                                PAGE
PART I - FINANCIAL INFORMATION

         Item 1.  Consolidated Financial Statements..............................................................................3-8

                  Consolidated Balance Sheets at June 28, 1997, June 29, 1996 and December 28, 1996................................3

                  Consolidated Statements of Operations for the three months and the six months ended June 28, 1997 and
                        June 29, 1996 .............................................................................................4

                  Consolidated Statements of Cash Flows for the six months
                        ended June 28, 1997 and June 29, 1996......................................................................5

                  Notes to Consolidated Financial Statements.....................................................................6-8

         Item 2.  Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations............9-12


PART II - OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Security Holders.............................................................13

         Item 6.  Exhibits and Reports on Form 8-K................................................................................14


Signature.........................................................................................................................15


                       DM MANAGEMENT COMPANY & SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)



                                                                                        JUNE 28,        JUNE 29,        DECEMBER 28,
                                     ASSETS                                               1997            1996              1996
                                                                                     -------------     -----------      ------------
Current assets:
     Cash and cash equivalents .................................................        $  6,388         $    221         $    384
     Marketable securities, net of unrealized loss .............................           3,872            3,858            3,879
     Inventory .................................................................          11,279           10,866           12,637
     Prepaid catalog expenses ..................................................           3,870            4,154            2,714
     Deferred income taxes .....................................................           2,748             --              2,670
     Other current assets ......................................................             779            1,098              724
                                                                                        --------         --------         --------
          Total current assets .................................................          28,936           20,197           23,008
Property and equipment, net ....................................................           7,033            6,872            7,173
Deferred income taxes ..........................................................           7,026             --              7,928
                                                                                        --------         --------         --------
          Total assets .........................................................        $ 42,995         $ 27,069         $ 38,109
                                                                                        ========         ========         ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable ..........................................................        $  8,164         $  9,651         $  8,143
     Accrued expenses ..........................................................           2,709            1,438            1,877
     Accrued customer returns ..................................................           3,423            1,231            1,309
     Current portion of  long-term debt ........................................             836              889            1,017
                                                                                        --------         --------         --------
          Total current liabilities ............................................          15,132           13,209           12,346

Long-term debt .................................................................           4,446            4,380            4,540
Commitments
Stockholders' equity:
     Special preferred stock (par value $0.01) 1,000,000 shares authorized .....            --               --               --
     Common stock (par value $0.01) 15,000,000 shares authorized,
          4,661,254, 4,305,293 and 4,456,908 shares issued and outstanding as of
          June 28, 1997, June 29, 1996 and December 28, 1996,
          respectively .........................................................              46               43               44
     Additional paid-in capital ................................................          40,501           39,890           40,048
     Unrealized loss on marketable securities ..................................            (122)            (136)            (115)
     Accumulated deficit .......................................................         (17,008)         (30,317)         (18,754)
                                                                                        --------         --------         --------
          Total stockholders' equity ...........................................          23,417            9,480           21,223
                                                                                        --------         --------         --------
          Total liabilities and stockholders' equity ...........................        $ 42,995         $ 27,069         $ 38,109
                                                                                        ========         ========         ========


         The accompanying notes are an integral part of the consolidated financial statements.

                       DM MANAGEMENT COMPANY & SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                 THREE MONTHS ENDED              SIX MONTHS ENDED
                                                            --------------------------      -------------------------

                                                               JUNE 28,       JUNE 29,        JUNE 28,        JUNE 29,
                                                                1997           1996             1997            1996
                                                                ----           ----             ----            ----

Net sales ...........................................        $ 32,885        $ 21,582         $ 57,428        $ 41,318
Costs and expenses:
     Product ........................................          14,563           9,507           25,415          17,769
     Operations .....................................           5,912           3,701           10,213           7,092
     Selling ........................................           7,822           6,201           14,136          11,997
     General and administrative .....................           2,606           1,512            4,734           3,397
     Interest, net ..................................               7              55               68             179
                                                             --------        --------         --------        --------

Income from continuing operations before income taxes           1,975             606            2,862             884
Provision for income taxes ..........................             770              61            1,116              89
                                                             --------        --------         --------        --------

Income from continuing operations ...................           1,205             545            1,746             795

Discontinued operations:
     Loss from operations ...........................              --            (490)              --            (476)
     Loss on disposal ...............................              --          (8,511)              --          (8,511)
                                                             --------        --------         --------        --------
     Loss from discontinued operations ..............              --          (9,001)              --          (8,987)
                                                             --------        --------         --------        --------


Net income (loss) ...................................        $  1,205        $ (8,456)        $  1,746        $ (8,192)
                                                             ========        ========         ========        ========

NET INCOME (LOSS) PER SHARE:
Primary:
     Continuing operations ..........................        $   0.23        $   0.11         $   0.35        $   0.17
     Discontinued operations ........................              --           (1.90)              --           (1.94)
                                                             --------        --------         --------        --------
     Net income (loss) per share ....................        $   0.23        $  (1.79)        $   0.35        $  (1.77)
                                                             ========        ========         ========        ========

Weighted-average common and common equivalent shares
     outstanding ....................................           5,151           4,737            5,057           4,620

Fully diluted:
     Continuing operations ..........................        $   0.23        $   0.11         $   0.34        $   0.17
     Discontinued operations ........................              --           (1.87)              --           (1.92)
                                                             --------        --------         --------        --------
     Net income (loss) per share ....................        $   0.23        $  (1.76)        $   0.34        $  (1.75)
                                                             ========        ========         ========        ========

Weighted-average common and common equivalent shares
     outstanding ....................................           5,238           4,795            5,210           4,674






         The accompanying notes are an integral part of the consolidated financial statements.

                      DM MANAGEMENT COMPANY AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                   SIX MONTHS ENDED
                                                                           -------------------------------

                                                                             JUNE 28,          JUNE 29,
                                                                               1997              1996
                                                                           -------------    --------------

Cash flows from operating activities:
     Net income (loss) ........................................            $  1,746             $ (8,192)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation .............................................                 754                  478
     Deferred income taxes ....................................                 824                   --
     Liability for expected losses ............................                (152)               2,658
     Write-off of intangible assets ...........................                  --                5,336
     Amortization related to discontinued operations ..........                  --                  189
Changes in assets and liabilities:
     (Increase) decrease in inventory .........................               1,358               (1,012)
     (Increase) decrease in prepaid catalog expenses ..........              (1,156)               1,512
     (Increase) decrease  in other current assets .............                  97                 (161)
     Increase in accounts payable and accrued expenses ........                 853                3,153
     Increase in accrued customer returns .....................               2,114                  366
                                                                           --------             --------
Net cash provided by operating activities .....................               6,438                4,327
Cash flows used in investing activities:
     Additions to property and equipment ......................                (614)                (678)
     Proceeds from sale of marketable securities ..............                  --                    6
     Payment for purchase of Carroll Reed .....................                  --                 (907)
                                                                           --------             --------
Net cash used in investing activities .........................                (614)              (1,579)
Cash flows provided by (used in) financing activities:
     Borrowings under debt agreements .........................               5,764               13,109
     Payments of debt borrowings ..............................              (5,935)             (15,918)
     Principal payments on capital lease obligations ..........                (104)                 (86)
     Proceeds from stock transactions .........................                 455                   27
                                                                           --------             --------
Net cash provided by (used in) financing activities ...........                 180               (2,868)
Net increase (decrease) in cash and cash equivalents ..........               6,004                 (120)
Cash and cash equivalents at:
     Beginning of period ......................................                 384                  341
                                                                           --------             --------
     End of period ............................................            $  6,388             $    221
                                                                           ========             ========
SUPPLEMENTAL INFORMATION:
Cash paid for interest ........................................            $    231             $    292
Cash paid for taxes, including discontinued operations ........            $    131             $     --


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


A.  DISCONTINUED OPERATIONS:

     On May 20, 1996, the Company announced its plan to divest its Carroll Reed segment. Accordingly, the Carroll Reed segment has been accounted for as a discontinued operation, and all assets, liabilities, results of operations and cash flows associated with the Carroll Reed segment have been segregated from those associated with continuing operations. In connection with this divestiture, the Company recorded a charge of $8,511,000 for the loss on disposal of discontinued operations consisting of $5,336,000 related to the write-off of the remaining unamortized intangible assets and $3,175,000 for expected losses during the phase-out period. As of June 28, 1997, the Company had completed the phase-out of its Carroll Reed segment and had substantially utilized its reserve for expected losses. The results of the Carroll Reed operations through May 20, 1996 have been classified as a loss from discontinued operations in the accompanying consolidated statements of operations for the periods ending June 29,1996.

     The net current assets and liabilities of the Carroll Reed segment, which have been included in other current assets in the accompanying consolidated balance sheets, are summarized below (in thousands):

                                                      JUNE 29,        DECEMBER 28,
                                                       1996               1996
                                                     ---------------------------
Current assets:
   Inventory ............................             $2,477             $   --
   Prepaid catalog expenses .............                492                 --
   Other current assets .................                149                 49
                                                      ------             ------
      Total current assets ..............              3,118                 49
                                                      ------             ------

Current liabilities:
   Accounts payable and accrued expenses                 286                 --
   Accrued customer returns .............                173                  9
   Liability for expected losses ........              2,658                231
                                                      ------             ------
      Total current liabilities .........              3,117                240
                                                      ------             ------
         Net current assets (liabilities)
           of discontinued operations ...             $    1             $ (191)
                                                      ======             ======

                      DM MANAGEMENT COMPANY AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


B.  DEBT:


     During second quarter 1997, the Company refinanced its existing debt by entering into a loan agreement with a new bank. The aggregate principal availability under the new loan agreement totals $13,750,000. At June 28, 1997, the credit facilities provided for in the new loan agreement consisted of (i) a $1,650,000 interim loan (the "Interim Loan"); (ii) a $3,600,000 term loan (the "Term Loan"); (iii) a $6,000,000 revolving line of credit (the "Revolver"); and,
(iv) a $2,500,000 line for the issuance of commercial letters of credit (the "Letter of Credit Line").

     The Interim Loan was replaced by a $1,650,000 real estate loan (the "Real Estate Loan") on July 30, 1997. Payments on the Real Estate Loan are due monthly, based on a 15-year amortization, with the remaining balance payable on July 30, 2002. Interest on the Real Estate Loan is fixed at 6.81% per annum until August 31, 1999 at which time the Company may select from several interest rate options. Payments on the Term Loan are due quarterly commencing on September 2, 1997 through its maturity on June 1, 2002. The Term Loan provides for several interest rate options. At June 28, 1997 the Term Loan bore interest at 7.28% per annum. Both the Revolver and the Letter of Credit Line expire on June 1, 1999. The Revolver also provides for several interest rate options. There were no outstanding Revolver borrowings at June 28, 1997. Outstanding letters of credit at June 28, 1997 totaled approximately $1,669,000.

     The Company is required to pay a commitment fee of 1/8th of 1% per annum on the unused portion of the Revolver commitment. All of the credit facilities under the new loan agreement are collateralized by a first lien mortgage on the Company's distribution center in Meredith, New Hampshire. The Term Loan is also collateralized by the Company's marketable securities and substantially all assets of the Company. The Revolver and the Letter of Credit Line are also collateralized by substantially all assets of the Company, except the Company's marketable securities. The terms of the new loan agreement contain various lending conditions and covenants, including restrictions on permitted liens and required compliance with certain financial coverage ratios.

     A summary of the Company's outstanding credit facilities follows (in thousands):

                                                   JUNE 28,           JUNE 29,         DECEMBER 28,
                                                    1997               1996               1996
                                                  ------------------------------------------------

Interim Loan/Real Estate Loan ............         $1,650            $1,476             $1,421
Term Loan ................................          3,600                --              4,000
Revolver .................................             --             3,602                 --
Capitalized lease obligations ............             32               191                136
                                                   ------            ------             ------
     Total debt ..........................          5,282             5,269              5,557
     Less current maturities .............            836               889              1,017
                                                   ------            ------             ------
     Long-term debt ......................         $4,446            $4,380             $4,540
                                                   ======            ======             ======



C.  NET INCOME (LOSS)  PER SHARE:

     Net income (loss) per share ("EPS") is computed by dividing net income
(loss) by the weighted-average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents consist of common stock issuable on the exercise of outstanding stock options and are calculated using the treasury method.


D.  RECLASSIFICATIONS:

     Certain financial statement amounts have been reclassified to be consistent with current period presentation.

                      DM MANAGEMENT COMPANY AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONCLUDED)


E.  RECENT ACCOUNTING STANDARDS:

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

     The following table summarizes the Company's EPS and weighted-average common and common equivalent shares outstanding on a pro-forma basis as calculated under SFAS 128.

                                                                    THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                 ---------------------------          ----------------------------
                                                                 JUNE 28,           JUNE 29,           JUNE 28,           JUNE 29,
                                                                   1997               1996               1997               1996
Pro-forma Basic EPS:                                             ---------         ---------          ----------       -----------
     Continuing operations .........................             $   0.26          $   0.13           $   0.39          $   0.19
     Discontinued operations .......................                --                (2.10)             --                (2.10)
                                                                 --------          --------           --------          --------
     Net income (loss) per share ...................             $   0.26          $  (1.97)          $   0.39          $  (1.91)
                                                                 ========          ========           ========          ========
Weighted-average common and common equivalent shares
     outstanding....................................                4,548             4,297              4,529             4,292

Pro-forma Diluted EPS:
     Continuing operations .........................             $   0.23          $   0.11           $   0.35          $   0.17
     Discontinued operations .......................                --                (1.90)             --                (1.94)
                                                                 --------          --------           --------          --------
     Net income (loss) per share ...................             $   0.23          $  (1.79)          $   0.35          $  (1.77)
                                                                 ========          ========           ========          ========
Weighted-average common and common equivalent shares
     outstanding ...................................                5,151             4,737              5,057             4,620


F.  COMMITMENTS:

     Subsequent to June 28, 1997 the Company signed a letter of intent to purchase approximately 360 acres of land in Tilton, New Hampshire for $3,650,000. The site is intended to house an approximately 300,000 square foot distribution center to be completed by the end of 1998. Construction is expected to begin promptly. The estimated cost of this new state-of-the-art facility, including land, construction and equipment, ranges from $20.0 to $25.0 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     RESULTS OF OPERATIONS

          Overview

          Income from continuing operations before income taxes increased over 225% to $2.0 million for the three months ended June 28, 1997 ("second quarter 1997") as compared to $0.6 million for the three months ended June 29, 1996 ("second quarter 1996"). Income from continuing operations increased 121% to $1.2 million for second quarter 1997 from $0.5 million for second quarter 1996. Income from continuing operations per share was $0.23 for second quarter 1997, more than twice the $0.11 reported for second quarter 1996. The Company attributes its profit improvement to strong customer response to its new business strategies which focus on creative presentation, merchandise differentiation and brand building. The Company's J. Jill title performed particularly well during the three months and six months ended June 28, 1997. In addition, the combination of the Company's The Very Thing! concept into its Nicole Summers title permitted the Company to realize certain operational and selling efficiencies during the three months and six months ended June 28, 1997.

          The following table represents the Company's consolidated statements of operations as a percentage of net sales:

                                                                    THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                 -------------------------       -----------------------
                                                                 JUNE 28,         JUNE 29,        JUNE 28,      JUNE 29,
                                                                   1997             1996            1997          1996

Net sales ...........................................            100.0%           100.0%          100.0%         100.0%
Costs and expenses:
     Product ........................................             44.3             44.1            44.3           43.0
     Operations .....................................             18.0             17.1            17.8           17.2
     Selling ........................................             23.8             28.7            24.6           29.1
     General and administrative .....................              7.9              7.0             8.2            8.2
     Interest, net ..................................             --                0.3             0.1            0.4
                                                                 -----            -----           -----          -----
Income from continuing operations before income taxes              6.0              2.8             5.0            2.1
Provision for income taxes ..........................              2.3              0.3             2.0            0.2
                                                                 -----            -----           -----          -----
Income from continuing operations ...................              3.7              2.5             3.0            1.9
Loss from discontinued operations ...................             --              (41.7)           --            (21.7)
                                                                 -----            -----           -----          -----
Net income (loss) ...................................              3.7%           (39.2)%           3.0%         (19.8)%
                                                                 =====            =====           =====          =====


     COMPARISON OF THE THREE MONTHS ENDED JUNE 28, 1997 WITH THE THREE MONTHS ENDED JUNE 29, 1996

          Sales and Circulation

          Second quarter 1997 net sales increased 52.4% over second quarter 1996 net sales, as catalog circulation, page counts, response rates and average order size all increased. The Company attributes its increased response rates and average order size to the creative and merchandising changes it has implemented, including its use of a "total look" wardrobing concept, and to its adoption of a more targeted circulation strategy that has cut back on duplicate mailings while expanding prospecting. Prospecting circulation as a percent of total circulation increased significantly compared to last year, as the Company continued its plan to aggressively grow sales and increase active customer counts.

          Product Costs

          Product costs as a percentage of net sales were slightly higher for second quarter 1997 as compared to second quarter 1996 due to increased promotional activity. In May 1997, the Company circulated a new promotionally priced edition of its Nicole Summers catalog, designed to compete with late-in-the-season retail store offerings. This catalog provided the Company with an opportunity to grow sales by offering new merchandise at value prices while at the same time serving as an excellent vehicle to liquidate overstocked in-season merchandise without taking the deep discounts typically found in a sale book. The resulting impact on the Company's product cost percentage was partially offset by lower markdown charges in second quarter 1997 as compared to second quarter 1996.

          Operations

          Operations expense as a percentage of net sales increased in second quarter 1997 as compared to second quarter 1996 as higher than expected demand levels resulted in order processing inefficiencies. Backorder processing costs, including increased packages per order, resulted in increased postage and handling charges. The Company anticipates that these order processing inefficiencies will continue into the Fall season. During second quarter 1997 these order processing inefficiencies were partially offset by efficiencies achieved from the merger of the Company's The Very Thing! concept into its Nicole Summers title.

          Selling

          Improved catalog productivity and lower paper prices resulted in a 4.9 percentage point decline in selling costs as a percentage of net sales in second quarter 1997 as compared to second quarter 1996.

          General and Administrative

          General and administrative expenses increased 72.4% for second quarter 1997 over second quarter 1996, from $1.5 million to $2.6 million, primarily as a result of outside consulting fees for various systems and facilities projects, increased depreciation and occupancy costs and increased management infrastructure.


     COMPARISON OF THE SIX MONTHS ENDED JUNE 28, 1997 WITH THE SIX MONTHS ENDED JUNE 29, 1996

          Sales and Circulation

          Net sales for the six months ended June 28, 1997 increased 39.0% over the same period in the prior year. Catalog circulation, page counts, customer response rates and average order size all increased as compared to the same period a year ago. Creatively distinctive catalog design, differentiation in merchandising execution and a more targeted circulation strategy were critical elements affecting the Spring season sales growth. Prospecting circulation as a percent of total circulation increased significantly compared to last year, as the Company continued its plan to aggressively grow sales and increase active customer counts.

          Product Costs

          Product costs as a percentage of net sales were higher for the six months ended June 28, 1997 as compared to the six months ended June 29, 1996 due in part to increased promotional activity in the current year. In order to grow sales and be more competitive with its retail store competition, the Company began a program to offer in-season merchandise at promotional, rather that sale, prices. This increased promotional activity resulted in the increased product cost percentage during the first six months of 1997 as compared to 1996.

          Operations

          Operations expense as a percentage of net sales increased for the six months ended June 28, 1997 as compared to the six months ended June 29, 1996, as order processing costs increased due to higher than expected demand. Efficiencies achieved as a result of the merger of the Company's The Very Thing! concept into its Nicole Summers title helped to somewhat offset these additional costs.

          Selling

          Increased catalog productivity and lower paper prices resulted in the
     4.5 percentage point decrease in selling expenses as a percentage of net sales during the six months ended June 28, 1997 as compared to the same period in the prior year.

          General and Administrative

          General and administrative expenses increased 39.4% for the six months ended June 28, 1997 compared to the six months ended June 29, 1996, but were unchanged as a percentage of net sales. The increase in general and administrative expenses was primarily a result of outside consulting fees on various systems and facilities projects, increased depreciation and occupancy costs and increased management infrastructure.

     INCOME TAXES

          The Company provides for income taxes at an effective tax rate that includes the full federal and state statutory tax rates. Prior to December 1996, the Company reduced the income tax provision recorded in its financial statements by recording a tax benefit associated with its net deferred tax assets, primarily net operating loss carryforwards ("NOL's"). Because of the uncertainty surrounding the realizability of these assets, the Company placed a valuation allowance against the entire balance of its net deferred tax assets. As a result, the Company recognized the associated tax benefit as income was earned. This resulted in a significantly lower effective tax rate for all periods reported prior to December 1996.

          In December 1996, management determined that it was more likely than not that the Company would earn sufficient book and taxable income to fully realize the benefit of its deferred tax assets. This determination required the Company to remove the valuation allowance and recognize the deferred tax benefit of $10,598,000 at December 28, 1996 in its entirety. Because, for financial statement purposes, the benefit associated with the Company's deferred tax assets has been fully realized, the Company's effective rate can no longer be reduced by the recognition of this tax benefit over future periods of income generation. As a result, the Company's tax provision is substantially larger this year than in the prior year. Cash payments for income taxes continue to be reduced by available NOL's resulting in cash payments which are significantly less than the income tax provision recorded for financial statement purposes during 1997.

     DISCONTINUED OPERATIONS

          On May 20, 1996, the Company announced its plan to divest its Carroll Reed segment. Accordingly, the Carroll Reed segment has been accounted for as a discontinued operation, and all assets, liabilities, results of operations and cash flows associated with the Carroll Reed segment have been segregated from those associated with continuing operations. The net loss from this discontinued operation for 1997 has been charged to the liability for expected losses established in connection with the divestiture. As of June 28, 1997, the Company had completed the phase-out of its Carroll Reed segment and had fully utilized its reserve for expected losses. The results of operations for the Caroll Reed segment for 1996 have been classified as income from discontinued operations in the accompanying consolidated statements of operations.


     LIQUIDITY AND CAPITAL RESOURCES

          During the six months ended June 28, 1997, the Company funded its working capital needs through cash generated from operations and through use of its credit facilities. The Company used working capital to support costs incurred in advance of revenue generation, primarily inventory acquisition and catalog development, production and mailing costs incurred prior to the beginning of each selling season. The Company has two selling seasons which correspond to the fashion seasons. The Fall season begins in July and ends in December. The Spring season begins in January and ends in early July.

          During second quarter 1997, the Company refinanced its existing debt by entering into a loan agreement with a new bank. The aggregate principal availability under the new loan agreement totals $13,750,000. At June 28, 1997, the credit facilities provided for in the new loan agreement consisted of (i) a $1,650,000 interim loan (the "Interim Loan"); (ii) a $3,600,000 term loan (the "Term Loan"); (iii) a $6,000,000 revolving line of credit (the "Revolver"); and, (iv) a $2,500,000 line for the issuance of commercial letters of credit (the "Letter of Credit Line").

          The Interim Loan was replaced by a $1,650,000 real estate loan (the "Real Estate Loan") on July 30, 1997. Payments on the Real Estate Loan are due monthly, based on a 15-year amortization, with the remaining balance payable on July 30, 2002. Interest on the Real Estate Loan is fixed at 6.81% per annum until August 31, 1999 at which time the Company may select from several interest rate options. Payments on the Term Loan are due quarterly commencing on September 2, 1997 through its maturity on June 1, 2002. The Term Loan provides for several interest rate options. At June 28, 1997 the Term Loan bore interest at 7.28% per annum. Both the Revolver and the Letter of Credit Line expire on June 1, 1999. The Revolver also provides for several interest rate options. There were no outstanding Revolver borrowings at June 28, 1997. Outstanding letters of credit at June 28, 1997 totaled approximately $1,669,000.

          The Company was considerably more liquid at June 28, 1997 than at June 29, 1996 as cash and cash equivalents totaled $6.4 million versus $0.2 million for the respective periods. Cash used in investing activities was $614,000 for the six months ended June 28, 1997, and $1.6 million for the six months ended June 29, 1996. Capital investments for both periods included additions to property and equipment. In 1996, investing activities included a final payment for the purchase of Carroll Reed.

          Inventory levels at June 28, 1997 were only 3.8% higher than at June 29, 1996 due to the timing of receipts of Fall season merchandise. Prepaid catalog expenses at June 28, 1997 were 6.8% lower than at June 29, 1996. This decline is primarily attributable to lower paper inventory balances on hand at June 28, 1997 than at June 29, 1996.

          Subsequent to June 28, 1997, the Company signed a letter of intent to purchase approximately 360 acres of land in Tilton, New Hampshire for $3,650,000. The site is intended to house an approximately 300,000 square foot distribution center to be completed by the end of 1998. Construction is expected to begin promptly. The estimated cost of this new state-of-the-art facility, including land, construction and equipment ranges from $20.0 to $25.0 million.

          Management intends to use the Company's capital resources to fund the development and construction of its new distribution center as well as to upgrade its information systems. Anticipated expenditures to upgrade its existing information systems are estimated at approximately $2.0 million. The Company's existing credit facilities and those expected to be available in the future, and its cash flows from operations, are expected to provide the capital resources necessary to support the Company's capital and operating needs for the foreseeable future.


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

                        PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held an Annual Meeting of Stockholders on May 8, 1997. At the Annual Meeting, the stockholders of the Company voted to approve the following actions by the following votes:

     1. To fix the number of directors that shall constitute the whole Board of Directors of the Company at six.

                                                                Number of Shares
                                                                ----------------

           For.............................................            3,664,454
           Against.........................................                5,598
           Abstain.........................................                  250

     2.   To elect the following individuals as Directors of the Company:

                                                                     Withholding
                                                      For              Authority
                                                      ---              ---------
           CLASS A
                William E. Engbers...................  3,514,275         156,027
                Samuel L. Shanaman...................  3,509,086         161,216
           CLASS B
                Ruth M. Owades.......................  3,513,693         156,609
           CLASS C
                Thomas J. Litle......................  3,514,275         156,027

     3. To amend the 1993 Incentive and Nonqualified Stock Option Plan to increase the number of shares of common stock that may be issued pursuant to the options granted thereunder from 700,000 to 1,200,000.

                                                                Number of Shares
                                                                ----------------

          For....................................................      2,097,727
          Against................................................        235,487
          Abstain................................................            850
          Broker non-votes.......................................      1,336,238

     4. To amend the 1993 Incentive and Nonqualified Stock Option Plan further to alter the formula stock option grants thereunder to non-employee directors of the Company.


                                                                Number of Shares
                                                                ----------------

          For...................................................       3,413,167
          Against...............................................         232,488
          Abstain...............................................           1,038
          Broker non-votes......................................          23,609

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

          10.1 Loan Agreement dated June 5, 1997 between the Company and Citizens Bank of Massachusetts

          10.2 Revolving Note dated June 5, 1997 between the Company and Citizens Bank of Massachusetts

          10.3 Term Note dated June 5, 1997 between the Company and Citizens Bank of Massachusetts

          10.4 Interim Note dated June 5, 1997 between the Company and Citizens Bank of Massachusetts

          10.5 Security Agreement dated June 5, 1997 between the Company and Citizens Bank of Massachusetts

          10.6 Grant of Security Interest in Trademarks dated June 5, 1997 between the Company and Citizens Bank of Massachusetts

          10.7 Account Control Agreement dated June 5, 1997 between the Company and Citizens Bank of Massachusetts

          10.8 Real Estate Note dated July 30, 1997 between the Company and Citizens Bank of Massachusetts

          10.9 Mortgage dated July 30, 1997 between the Company and Citizens Bank of Massachusetts

          10.10 Letter of Intent to purchase certain land in Tilton, New Hampshire, dated July 8, 1997 between the Company and Pike Industries Inc.

PER SHARE EARNINGS

          11.1   Statement re: computation of per share earnings

FINANCIAL DATA SCHEDULE

          27.1   Financial Data Schedule


         (2)  REPORTS ON FORM 8-K

          The Company has not filed any reports on Form 8-K during the quarter ended June 28, 1997.

                                    SIGNATURE


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                              DM MANAGEMENT COMPANY



Dated:  August 11, 1997                       By:   /S/ Samuel L. Shanaman
                                                  ------------------------------
                                                   Samuel L. Shanaman
                                                   Authorized Officer
                                                   Executive Vice President,
                                                   Chief Operating Officer
                                                   and Chief Financial Officer
                                                   (Principal Financial Officer)

                       DM MANAGEMENT COMPANY & SUBSIDIARY
                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 28, 1997

                                  EXHIBIT INDEX

EXHIBIT NO.      DESCRIPTION                                                           PAGE
-----------      -----------                                                           ----

3.1              Restated Certificate of Incorporation of the Company

3.2              By-Laws of the Company, as amended

10.1             Loan Agreement dated June 5, 1997 between the Company and
                 Citizens Bank of Massachusetts                                         17

10.2             Revolving Note dated June 5, 1997 between the Company and
                 Citizens Bank of Massachusetts                                         53

10.3             Term Note dated June 5, 1997 between the Company and
                 Citizens Bank of Massachusetts                                         56

10.4             Interim Note dated June 5, 1997 between the Company and
                 Citizens Bank of Massachusetts                                         59

10.5             Security Agreement dated June 5, 1997 between the Company
                 and Citizens Bank of Massachusetts                                     62

10.6             Grant of Security Interest in Trademarks dated June 5, 1997
                 between the Company and Citizens Bank of Massachusetts                 73

10.7             Account Control Agreement dated June 5, 1997 between the
                 Company and Citizens Bank of Massachusetts                             78

10.8             Real Estate Note dated July 30, 1997 between the Company and
                 Citizens Bank of Massachusetts                                         83

10.9             Mortgage dated July 30, 1997 between the Company and
                 Citizens Bank of Massachusetts                                         86

10.10            Letter of Intent to purchase certain land in Tilton, New
                 Hampshire, dated July 8, 1997 between the Company and Pike
                 Industries Inc.                                                        93

11.1             Statement re: computation of per share earnings                        98

27.1             Finciancial Data Schedule                                             100