Form 10-Q
period 1997-09-27
DM MANAGEMENT CO /DE/
filed 1997-11-12
CIK 910721

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(MARK ONE)
[X]             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    FOR THE QUARTER ENDED SEPTEMBER 27, 1997
                                       OR
[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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



       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (781) 740-2718





         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Shares outstanding of the Registrant's common stock (par value $0.01) at November 5, 1997: 5,675,786

================================================================================

                       DM MANAGEMENT COMPANY & SUBSIDIARY

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 27, 1997




                                                                                                                           PAGE
                                                                                                                           ----
PART I - FINANCIAL INFORMATION

         Item 1.  Consolidated Financial Statements.........................................................................3-8

                  Consolidated Balance Sheets at September 27, 1997, September 28, 1996 and December 28, 1996.................3

                  Consolidated Statements of Operations for the three months and the nine months ended
                                    September 27, 1997 and September 28, 1996 ................................................4

                  Consolidated Statements of Cash Flows for the nine months ended September 27, 1997 and
                                    September 28, 1996........................................................................5

                  Notes to Consolidated Financial Statements................................................................6-8

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations....................9-13


PART II - OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K...........................................................................14


Signature....................................................................................................................15

                       DM MANAGEMENT COMPANY & SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                                 SEPTEMBER 27,     SEPTEMBER 28,     DECEMBER 28,
                                   ASSETS                                            1997              1996              1996
                                                                                 -------------     -------------     ------------
Current assets:
     Cash and cash equivalents .................................................   $    582          $    296          $    384
     Marketable securities, net of unrealized loss .............................      3,888             3,862             3,879
     Inventory .................................................................     18,498            10,200            12,637
     Prepaid catalog expenses ..................................................      5,949             3,875             2,714
     Deferred income taxes .....................................................      2,748                --             2,670
     Other current assets ......................................................      2,218             1,915               724
                                                                                   --------          --------          --------
          Total current assets .................................................     33,883            20,148            23,008
Property and equipment, net ....................................................      7,930             6,994             7,173
Deferred income taxes ..........................................................      7,026                --             7,928
                                                                                   --------          --------          --------
          Total assets .........................................................   $ 48,839          $ 27,142          $ 38,109
                                                                                   ========          ========          ========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable ..........................................................   $ 10,685          $  6,943          $  8,143
     Accrued expenses ..........................................................      3,258             1,658             1,877
     Accrued customer returns ..................................................      3,752             1,441             1,309
     Short-term borrowings .....................................................         --             1,721                --
     Current portion of long-term debt .........................................        836               864             1,017
                                                                                   --------          --------          --------
          Total current liabilities ............................................     18,531            12,627            12,346

Long-term debt, less current portion ...........................................      6,150             4,769             4,540
Commitments
Stockholders' equity:
     Special preferred stock (par value $0.01) 1,000,000 shares authorized .....         --                --                --
     Common stock (par value $0.01) 15,000,000 shares authorized,
      4,675,786, 4,326,157 and 4,456,908 shares issued and outstanding as of
      September 27, 1997, September 28, 1996 and December 28,
      1996, respectively .......................................................         47                43                44
     Additional paid-in capital ................................................     40,535            39,902            40,048
     Unrealized loss on marketable securities ..................................       (107)             (132)             (115)
     Accumulated deficit .......................................................    (16,317)          (30,067)          (18,754)
                                                                                   --------          --------          --------
          Total stockholders' equity ...........................................     24,158             9,746            21,223
                                                                                   --------          --------          --------
          Total liabilities and stockholders' equity ...........................   $ 48,839          $ 27,142          $ 38,109
                                                                                   ========          ========          ========











   The accompanying notes are an integral part of the consolidated financial statements.

                       DM MANAGEMENT COMPANY & SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                  THREE MONTHS ENDED            NINE MONTHS ENDED
                                                             ----------------------------  ----------------------------

                                                             SEPTEMBER 27,  SEPTEMBER 28,  SEPTEMBER 27,  SEPTEMBER 28,
                                                                 1997           1996           1997           1996
                                                             -------------  -------------  -------------  -------------
Net sales ..................................................   $ 31,649       $ 20,541       $ 89,077       $ 61,859
Costs and expenses:
     Product ...............................................     13,984          9,088         39,399         26,857
     Operations ............................................      6,335          3,299         16,548         10,391
     Selling ...............................................      7,459          5,680         21,595         17,677
     General and administrative ............................      2,720          2,114          7,454          5,511
     Interest, net .........................................         18             82             86            261
                                                               --------       --------       --------       --------

Income from continuing operations before income taxes ......      1,133            278          3,995          1,162
Provision for income taxes .................................        442             28          1,558            117
                                                               --------       --------       --------       --------

Income from continuing operations ..........................        691            250          2,437          1,045

Discontinued operations:
     Loss from operations ..................................         --             --             --           (476)
     Loss on disposal ......................................         --             --             --         (8,511)
                                                               --------       --------       --------       --------
Loss from discontinued operations ..........................         --             --             --         (8,987)
                                                               --------       --------       --------       --------

Net income (loss) ..........................................   $    691       $    250       $  2,437       $ (7,942)
                                                               ========       ========       ========       ========

NET INCOME (LOSS) PER SHARE:
Primary:
     Continuing operations .................................   $   0.13       $   0.05       $   0.48       $   0.22
     Discontinued operations ...............................         --             --             --          (1.93)
                                                               --------       --------       --------       --------
     Net income (loss) per share ...........................   $   0.13       $   0.05       $   0.48       $  (1.71)
                                                               ========       ========       ========       ========

Weighted-average common and common equivalent
     shares outstanding ....................................      5,268          4,730          5,127          4,657

Fully diluted:
     Continuing operations .................................   $   0.13       $   0.05       $   0.46       $   0.22
     Discontinued operations ...............................         --             --             --          (1.91)
                                                               --------       --------       --------       --------
     Net income (loss) per share ...........................   $   0.13       $   0.05       $   0.46       $  (1.69)
                                                               ========       ========       ========       ========

Weighted-average common and common equivalent
     shares outstanding ....................................      5,308          4,730          5,270          4,693






    The accompanying notes are an integral part of the consolidated financial statements.

                      DM MANAGEMENT COMPANY AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                                      NINE MONTHS ENDED
                                                                                               --------------------------------

                                                                                               SEPTEMBER 27,      SEPTEMBER 28,
                                                                                                    1997                1996
                                                                                               -------------      -------------

Cash flows from operating activities:
     Net income (loss) ....................................................................       $ 2,437            $ (7,942)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation .........................................................................         1,226                 744
     Deferred income taxes ................................................................           824                  --
     Liability for expected losses ........................................................          (162)              1,761
     Write-off of intangible assets .......................................................            --               5,336
     Amortization related to discontinued operations ......................................            --                 189
Changes in assets and liabilities:
     Increase in inventory ................................................................        (5,861)               (346)
     (Increase) decrease in prepaid catalog expenses ......................................        (3,235)              1,791
     Increase in other current assets .....................................................        (1,333)                (81)
     Increase in accounts payable and accrued expenses ....................................         3,923                 665
     Increase in accrued customer returns .................................................         2,443                 576
                                                                                                  -------            --------
Net cash provided by operating activities .................................................           262               2,693
Cash flows used in investing activities:
     Additions to property and equipment ..................................................        (1,983)             (1,028)
     Proceeds from sale of marketable securities ..........................................            --                   6
     Payment for purchase of Carroll Reed .................................................            --                (907)
                                                                                                  -------            --------
Net cash used in investing activities .....................................................        (1,983)             (1,929)
Cash flows provided by (used in) financing activities:
     Borrowings under debt agreements .....................................................        10,679              21,569
     Payments of debt borrowings ..........................................................        (9,144)            (22,287)
     Principal payments on capital lease obligations ......................................          (106)               (130)
     Proceeds from stock transactions .....................................................           490                  39
                                                                                                  -------            --------
Net cash provided by (used in) financing activities .......................................         1,919                (809)
Net increase (decrease) in cash and cash equivalents ......................................           198                 (45)
Cash and cash equivalents at:
     Beginning of period ..................................................................           384                 341
                                                                                                  -------            --------
     End of period ........................................................................       $   582            $    296
                                                                                                  =======            ========
SUPPLEMENTAL INFORMATION:

Cash paid for interest ....................................................................       $   333            $    416
Cash paid for taxes .......................................................................       $   401            $     --









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

A.  DEBT:

      Pursuant to the Company's loan agreement with a commercial bank, the Company's credit facilities at September 27, 1997 consisted of (i) a $1,650,000 real estate loan (the "Real Estate Loan"); (ii) a $3,600,000 term loan (the "Term Loan"); (iii) a $6,000,000 revolving line of credit (the "Revolver"); and
(iv) a $2,500,000 line for the issuance of commercial letters of credit (the "Letter of Credit Line"). All of the credit facilities under the loan agreement are collateralized by a first lien mortgage on the Company's operations and fulfillment center in Meredith, New Hampshire and a security interest in substantially all assets of the Company other than its marketable securities. The Term Loan is also collateralized by the Company's marketable securities. The terms of the Company's credit facilities contain various lending conditions and covenants, including restrictions on permitted liens and required compliance with certain financial coverage ratios.

      Payments on the Real Estate Loan are due monthly, based on a 15-year amortization, with the remaining balance payable on July 30, 2002. Interest on the Real Estate Loan is fixed at 6.81% per annum until August 31, 1999 at which time the Company may select from several interest rate options. Payments on the Term Loan are due quarterly commencing on September 5, 1997 through its maturity on June 1, 2002. The Term Loan provides for several interest rate options. At September 27, 1997 the Term Loan bore interest at 7.22% per annum. Outstanding letters of credit at September 27, 1997 totaled approximately $1,155,000.

      A summary of the Company's outstanding long-term credit facilities follows (in thousands):

                                                                    SEPTEMBER 27,        SEPTEMBER 28,         DECEMBER 28,
                                                                         1997                 1996                 1996
                                                                    -------------        -------------         ------------

        Real estate loans ........................................      $1,641               $1,448               $1,421
        Term loans ...............................................       3,420                    -                4,000
        Revolver borrowings ......................................       1,895                4,000                    -
        Capitalized lease obligations ............................          30                  185                  136
                                                                        ------               ------               ------
             Total long-term debt ................................       6,986                5,633                5,557
             Less current maturities .............................         836                  864                1,017
                                                                        ------               ------               ------
             Long-term debt, less current portion ................      $6,150               $4,769               $4,540
                                                                        ======               ======               ======

      At September 28, 1996, the Company also had short-term borrowings outstanding of $1,721,000. The Company had no short-term borrowings outstanding at September 27, 1997.

      Subsequent to September 27, 1997, the Company and its bank negotiated an amendment to the Company's credit facilities that, among other things, increased the aggregate principal availability thereunder from $13,750,000 to $18,050,000, included the Company's recently purchased land in Tilton, New Hampshire as collateral for all borrowings thereunder and combined the Revolver and Letter of Credit Line into a single $8,500,000 facility (the "New Revolver"). The New Revolver provides for several interest rate options and expires on June 1, 1999. The Company is required to pay a commitment fee of 1/8th of 1% per annum on the unused portion of the New Revolver commitment. The increase in aggregate principal availability was used to fund a $4,300,000 bridge loan (the "Bridge Loan") that bears interest at 7.25% per annum and expires on February 28, 1998. The Company expects to negotiate a construction loan to finance some of the cost of constructing the Company's new Tilton, New Hampshire facility. That construction loan would replace the Bridge Loan.

                      DM MANAGEMENT COMPANY AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)



B.  DISCONTINUED OPERATIONS:

      On May 20, 1996, the Company announced its plan to divest its Carroll Reed segment due to the incompatibility of the customer base and product line of this segment with those of its other segment. Accordingly, the Carroll Reed segment has been accounted for as a discontinued operation, and all assets, liabilities, results of operations and cash flows associated with the Carroll Reed segment have been segregated from those associated with continuing operations. In connection with this divestiture, the Company recorded a charge of $8,511,000 for the loss on disposal of discontinued operations, consisting of $5,336,000 related to the write-off of the remaining unamortized intangible assets and $3,175,000 for expected losses during the phase-out period. The results of the Carroll Reed operations through May 20, 1996 have been classified as loss from discontinued operations in the accompanying consolidated statement of operations for the nine months ended September 28, 1996. Since May 20, 1996, the results of this discontinued operation have been charged to the liability from expected losses established in connection with the divestiture and have had no impact on the Company's operating results. The Company has completed the phase-out of its Carroll Reed segment and has utilized its reserve for expected losses.

      The net current assets and liabilities of the Carroll Reed segment, which have been included in other current assets in the accompanying consolidated balance sheets, are summarized below (in thousands):

                                                                                        SEPTEMBER 28,    DECEMBER 28,
                                                                                            1996              1996
                                                                                        ------------     ------------
        Current assets:
           Inventory ..............................................................        $1,968            $   -
           Prepaid catalog expenses ...............................................           328                -
           Other current assets ...................................................            30               49
                                                                                           ------            -----
              Total current assets ................................................         2,326               49
                                                                                           ------            -----

        Current liabilities:
           Accounts payable and accrued expenses ..................................            16                -
           Accrued customer returns ...............................................            59                9
           Liability for expected losses ..........................................         1,761              231
                                                                                           ------            -----
              Total current liabilities ...........................................         1,836              240
                                                                                           ------            -----
                 Net current assets (liabilities) of discontinued operations ......        $  490            $(191)
                                                                                           ======            =====


C.  NET INCOME (LOSS) PER SHARE:

      Net income (loss) per share ("EPS") is computed by dividing net income
(loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents consist of common stock issuable on the exercise of outstanding stock options and are calculated using the treasury method.

                      DM MANAGEMENT COMPANY AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


D.  RECENT ACCOUNTING STANDARDS:

      In February 1997, the Financial Accounting Standards Board issued Statement No. 128 ("SFAS 128"), "Earnings per Share," which modifies the way in which EPS is calculated and disclosed. Currently, the Company discloses primary and fully diluted EPS. SFAS 128 requires the disclosure of basic and diluted EPS for financial statements issued for periods ending after December 15, 1997. The restatement of all prior period EPS data presented is also required upon adoption. Basic EPS excludes potentially dilutive securities and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS, similar to fully diluted EPS, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock that then shared in the earnings of the entity. Early application of SFAS 128 is not permitted.

      The following table summarizes the Company's EPS and weighted average common and common equivalent shares outstanding on a pro forma basis as calculated under SFAS 128.

                                                                         THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                    -----------------------------  ------------------------------

                                                                    SEPTEMBER 27,   SEPTEMBER 28,  SEPTEMBER 27,    SEPTEMBER 28,
                                                                        1997            1996            1997            1996
                                                                    -------------   -------------  -------------    -------------
Pro forma basic EPS:
     Continuing operations ........................................    $ 0.15          $ 0.06          $ 0.53          $ 0.24
     Discontinued operations ......................................        --              --              --           (2.09)
                                                                       ------          ------          ------          ------
     Net income (loss) per share ..................................    $ 0.15          $ 0.06          $ 0.53          $(1.85)
                                                                       ======          ======          ======          ======
Weighted average common and common equivalent shares
     outstanding (in thousands) ...................................     4,667           4,312           4,575           4,299

Pro forma diluted EPS:
     Continuing operations ........................................    $ 0.13          $ 0.05          $ 0.48          $ 0.22
     Discontinued operations ......................................        --              --              --           (1.93)
                                                                       ------          ------          ------          ------
     Net income (loss) per share ..................................    $ 0.13          $ 0.05          $ 0.48          $(1.71)
                                                                       ======          ======          ======          ======
Weighted average common and common equivalent shares
     outstanding (in thousands) ...................................     5,268           4,730           5,127           4,657



E.  COMMITMENTS:

      On September 30, 1997 the Company purchased approximately 360 acres of land in Tilton, New Hampshire for $4,152,000. The site is intended to house a new fulfillment center expected to be operational by early 1999. The estimated cost of this new facility, including land, construction and equipment, ranges from $33.0 to $37.0 million.


F. SUBSEQUENT EVENT:

      Subsequent to September 27, 1997, the Company sold 1,000,000 shares of common stock in an underwritten public offering in which the price to the public of the common stock was $13.50 per share. In addition, the Company has been notified that the underwriters are exercising their over-allotment option with respect to an additional 412,861 shares of common stock to be sold by the Company. Also in connection with the public offering, 1,752,404 shares of the Company's common stock were sold by selling stockholders. The Company will not receive any of the net proceeds from the sale of shares by the selling stockholders.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      RESULTS OF OPERATIONS

           Overview

           Net income increased 176.4% to $0.7 million for the three months ended September 27, 1997 ("third quarter 1997") as compared to $0.3 million for the three months ended September 28, 1996 ("third quarter 1996"). Net income per share increased 160.0% to $0.13 per share for third quarter 1997 as compared to $0.05 per share for third quarter 1996. Third quarter 1997 marked the fifth consecutive quarter of profit improvement as compared to the comparable quarter of the prior year. The Company attributes its profit improvement to strong customer response to its continuing focus on creative presentation, merchandise differentiation and brand building. The Company's J. Jill concept performed particularly well during the three months and nine months ended September 27, 1997.

           The following table sets forth the Company's consolidated statements of operations as a percentage of net sales and certain selected operating data:

                                                                              THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                            ----------------------          ----------------------

                                                                            SEPT. 27,    SEPT. 28,          SEPT. 27,    SEPT. 28,
                                                                              1997         1996               1997         1996
                                                                            ---------    ---------          ---------    ---------
            CONSOLIDATED STATEMENT OF OPERATIONS:
             Net sales....................................................    100.0%       100.0%             100.0%       100.0%
            Costs and expenses:
                 Product..................................................     44.2         44.2               44.2         43.4
                 Operations...............................................     20.0         16.1               18.6         16.8
                 Selling..................................................     23.6         27.7               24.2         28.6
                 General and administrative...............................      8.6         10.3                8.4          8.9
                 Interest, net............................................       --          0.4                0.1          0.4
                                                                             ------        -----             ------       ------
            Income from continuing operations before income taxes.........      3.6          1.3                4.5          1.9
            Provision for income taxes....................................      1.4          0.1                1.8          0.2
                                                                             ------        -----             ------       ------
            Income from continuing operations.............................      2.2          1.2                2.7          1.7
            Loss from discontinued operations.............................      --            --                --         (14.5)
                                                                             ------        -----             ------       ------
            Net income (loss).............................................      2.2%         1.2%               2.7%       (12.8)%
                                                                             ======        =====             ======       ======
            SELECTED OPERATING DATA (IN THOUSANDS):
            Catalog circulation (1)                                          10,900        8,700             32,300       28,100
            Active customers (2)                                                794          639                794          639


      (1) In order to more closely match net sales to catalog circulation, the Company calculates catalog circulation on a percentage of completion basis. This calculation takes into account the total number of catalogs mailed during all periods and the Company's estimate of the expected sales life of each catalog edition. As used throughout this Form 10-Q, the term "catalog circulation" refers to circulation of the Company's catalogs calculated in such fashion.

      (2) As used throughout this Form 10-Q, the term "active customers" means customers who have made a purchase from the Company within the previous 24 months.

      COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 27, 1997 WITH THE THREE MONTHS ENDED SEPTEMBER 28, 1996

           Net Sales

           During third quarter 1997 net sales increased by $11.1 million, or 54.1%, to $31.6 million from $20.5 million during third quarter 1996. Catalog circulation increased by 25.3% to 10.9 million during third quarter 1997 from 8.7 million during third quarter 1996. The net sales and catalog circulation increases were primarily the result of significant net sales and circulation growth in the Company's J. Jill concept. During 1996 the Company merged its The Very Thing! concept into its Nicole Summers concept. Circulation, and to a lesser degree, net sales for the Nicole Summers concept decreased during third quarter 1997 compared to combined circulation and net sales for the Nicole Summers and The Very Thing! concepts during third quarter 1996. The number of active customers grew to 794,000 at September 27, 1997 from 639,000 at September 28, 1996, an increase of 24.3%.

           Product

           During third quarter 1997 product costs increased by $4.9 million, or 53.9%, to $14.0 million from $9.1 million during third quarter 1996. As a percentage of net sales, product costs remained unchanged at 44.2% during both three month periods.

           Operations

           During third quarter 1997 operating expenses increased by $3.0 million, or 92.0%, to $6.3 million from $3.3 million during third quarter 1996. As a percentage of net sales, operating expenses increased to 20.0% during third quarter 1997 from 16.1% during third quarter 1996. This increase in operating expenses as a percentage of net sales was caused in part by increased use of the Company's third party call center and increased order processing and order fulfillment costs associated with the operation of multiple fulfillment centers during third quarter 1997 as compared to third quarter 1996. In addition, the operation of the Company's Meredith, New Hampshire fulfillment center at or near capacity during third quarter 1997 also contributed to the increase in operating expenses as a percentage of net sales. The Company anticipates that these trends will continue at least until early 1999, when the Company's planned new fulfillment center in Tilton, New Hampshire is scheduled to be fully operational.

           Selling

           During third quarter 1997 selling expenses increased by $1.8 million, or 31.3%, to $7.5 million from $5.7 million for third quarter 1996. As a percentage of net sales, selling expenses decreased to 23.6% during third quarter 1997 from 27.7% during third quarter 1996. The decrease in selling expenses as a percentage of net sales during third quarter 1997 was primarily the result of a more selective circulation strategy, a curtailing of unproductive cross-mailings to existing customers and the merger of the Company's The Very Thing! concept into its Nicole Summers concept in 1996. The Company does not expect further decreases in selling expenses as a percentage of net sales.

           General and Administrative

           During third quarter 1997 general and administrative expenses increased by $0.6 million, or 28.7%, to $2.7 million from $2.1 million during third quarter 1996. This increase is primarily attributable to increased management infrastructure, increased outside consulting fees and increased depreciation and occupancy costs. As a percentage of net sales, general and administrative expenses decreased to 8.6% during third quarter 1997 from 10.3% during third quarter 1996.

      COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 27, 1997 WITH THE NINE MONTHS ENDED SEPTEMBER 28, 1996

           Net Sales

           During the nine months ended September 27, 1997 net sales increased by $27.2 million, or 44.0%, to $89.1 million from $61.9 million during the nine months ended September 28, 1996. Catalog circulation increased by 14.9% to 32.3 million during the nine months ended September 27, 1997 from
      28.1 million during the nine months ended September 28, 1996. The net sales and catalog circulation increases were primarily the result of significant net sales and circulation growth in the Company's J. Jill concept. During 1996 the Company merged its The Very Thing! concept into its Nicole Summers concept. Circulation, and to a slight degree, net sales for the Nicole Summers concept decreased during the nine months ended September 27, 1997 compared to combined circulation and net sales for the Nicole Summers and The Very Thing! concepts during the nine months ended September 28, 1996.

           Product

           During the nine months ended September 27, 1997 product costs increased by $12.5 million, or 46.7%, to $39.4 million from $26.9 million during the nine months ended September 28, 1996. As a percentage of net sales, product costs increased to 44.2% during the nine months ended September 27, 1997 from 43.4% during the nine months ended September 28, 1996. This increase in product costs as a percentage of net sales was primarily attributable to increased promotional activity, as the Company introduced a new edition of its Nicole Summers catalog in 1997 which was designed to compete directly with value priced retail store offerings.

           Operations

           During the nine months ended September 27, 1997 operating expenses increased by $6.2 million, or 59.3%, to $16.5 million from $10.4 million during the nine months ended September 28, 1996. As a percentage of net sales, operating expenses increased to 18.6% during the nine months ended September 27, 1997 from 16.8% during the nine months ended September 28, 1996. This increase in operating expenses as a percentage of net sales was caused in part by higher than anticipated demand levels for the Company's products, which resulted in increased use of the Company's third party call center and certain order processing and order fulfillment inefficiencies. In addition, the operation of the Company's Meredith, New Hampshire fulfillment center at or near capacity during the nine month period and the operation of multiple fulfillment centers during third quarter 1997 also contributed to the increase in operating expenses as a percentage of net sales.

           Selling

           During the nine months ended September 27, 1997 selling expenses increased by $3.9 million, or 22.2%, to $21.6 million from $17.7 million during the nine months ended September 28, 1996. As a percentage of net sales, selling expenses decreased to 24.2% during the nine months ended September 27, 1997 from 28.6% during the nine months ended September 28, 1996. The decrease in selling expenses as a percentage of net sales during the nine months ended September 27, 1997 was primarily the result of a more selective circulation strategy, a curtailing of unproductive cross-mailings to existing customers and the merger of the Company's The Very Thing! concept into its Nicole Summers concept in 1996.

           General and Administrative

           During the nine months ended September 27, 1997 general and administrative expenses increased by $1.9 million, or 35.3%, to $7.5 million from $5.5 million during the nine months ended September 28, 1996. This increase is primarily attributable to increased management infrastructure, increased outside consulting fees and increased depreciation and occupancy costs. As a percentage of net sales, general and administrative expenses decreased to 8.4% during the nine months ended September 27, 1997 from 8.9% for the nine months ended September 28, 1996.

      INCOME TAXES

           The Company provides for income taxes at an effective tax rate that includes the full federal and state statutory tax rates. Prior to December 1996, the Company reduced the income tax provision recorded in its financial statements by recording a tax benefit associated with its net deferred tax assets, primarily net operating loss carryforwards ("NOLs"). Because of the uncertainty surrounding the realizability of these assets, the Company placed a valuation allowance against the entire balance of its net deferred tax assets. As a result, the associated tax benefit was recognized as income was earned, resulting in a significantly lower effective tax rate for all periods reported prior to December 1996.

           In December 1996, the Company performed a detailed analysis of the future taxable income levels required for the Company to fully realize the benefit of its net deferred tax assets. This analysis considered several factors, including the historical taxable income trend since fiscal 1993, exclusive of a taxable loss generated in fiscal 1996 by the Company's discontinued Carroll Reed segment, management's demonstrated ability to increase the Company's active customer database and the implementation of the Company's new strategic business initiatives. Based on this analysis, the Company determined that it was more likely than not that the Company would earn sufficient book and taxable income to fully realize the benefit of its deferred tax assets. This determination required the Company to remove the valuation allowance and recognize the deferred tax benefit of $10.6 million at December 28, 1996 in its entirety. No assurance can be given, however, that the Company will achieve taxable income sufficient to realize the full benefit if its deferred tax assets.

           Because, for financial statement purposes, the benefit associated with the Company's deferred tax assets has been fully realized, the Company's effective tax rate can no longer be reduced by the recognition of this tax benefit over future periods of income generation. As a result, the Company's tax provision is substantially larger in fiscal 1997 than in the prior year. Cash payments for income taxes continue to be reduced by available NOLs, which results in cash payments which are significantly less than the income tax provision recorded for financial statement purposes during fiscal 1997.

      DISCONTINUED OPERATIONS

           On May 20, 1996, the Company announced its plan to divest its Carroll Reed segment due to the incompatibility of the customer base and product line of this segment with those of its other segment. Accordingly, the Carroll Reed segment has been accounted for as a discontinued operation, and all assets, liabilities, results of operations and cash flows associated with the Carroll Reed segment have been segregated from those associated with continuing operations. In connection with this divestiture, the Company recorded a charge of $8.5 million for the loss on disposal of discontinued operations, consisting of $5.3 million related to the write-off of the remaining unamortized intangible assets and $3.2 million for expected losses during the phase-out period. The results of the Carroll Reed operations through May 20, 1996 have been classified as loss from discontinued operations in the accompanying consolidated statement of operations for the nine months ended September 28, 1996. Since May 20, 1996, the results of this discontinued operation have been charged to the liability from expected losses established in connection with the divestiture and have had no impact on the Company's operating results. The Company has completed the phase-out of its Carroll Reed segment and has utilized its reserve for expected losses.

      LIQUIDITY AND CAPITAL RESOURCES

           During the nine months ended September 27, 1997, the Company funded its working capital needs through cash generated from operations and through use of its credit facilities. The Company used working capital to support costs incurred in advance of revenue generation, primarily inventory acquisition and catalog development, production and mailing costs incurred prior to the beginning of each selling season. The Company has two selling seasons which correspond to the fashion seasons. The Fall season begins in July and ends in December. The Spring season begins in January and ends in early July.

           Pursuant to the Company's loan agreement with a commercial bank, the Company's credit facilities at September 27, 1997 consisted of (i) a $1.7 million real estate loan (the "Real Estate Loan"); (ii) a $3.6 million term loan (the "Term Loan"); (iii) a $6.0 million revolving line of credit (the "Revolver"); and (iv) a $2.5 million line for the issuance of commercial letters of credit (the "Letter of Credit Line"). All of the credit facilities under the loan agreement are collateralized by a first lien mortgage on the Company's operations and fulfillment center in Meredith, New Hampshire and a security interest in substantially all assets of the Company other than its marketable securities. The Term Loan is also collateralized by the Company's marketable securities. The terms of the Company's credit facilities contain various lending conditions and covenants, including restrictions on permitted liens and required compliance with certain financial coverage ratios.

           Payments on the Real Estate Loan are due monthly, based on a 15-year amortization, with the remaining balance payable on July 30, 2002. Interest on the Real Estate Loan is fixed at 6.81% per annum until August 31, 1999, at which time the Company may select from several interest rate options. Payments on the Term Loan are due quarterly commencing on September 5, 1997 through its maturity on June 1, 2002. The Term Loan provides for several interest rate options. At September 27, 1997 the Term Loan bore interest at 7.22% per annum. Outstanding letters of credit at September 27, 1997 totaled approximately $1.2 million.

           Subsequent to September 27, 1997 the Company and its bank negotiated an amendment to the Company's credit facilities that, among other things, increased the aggregate principal availability thereunder from $13.8 million to $18.1 million, included the Company's recently purchased land in Tilton, New Hampshire as collateral for all borrowings thereunder and combined the Revolver and Letter of Credit Line into a single $8.5 million facility (the "New Revolver"). The New Revolver provides for several interest rate options and expires on June 1, 1999. The Company is required to pay a commitment fee of 1/8th of 1% per annum on the unused portion of the New Revolver commitment. The increase in aggregate principal availability was used to fund a $4.3 million bridge loan (the "Bridge Loan") that bears interest at 7.25% per annum and expires on February 28, 1998. The Company expects to negotiate a construction loan to finance some of the cost of constructing the Company's new Tilton, New Hampshire facility. That construction loan would replace the Bridge Loan.

           Subsequent to September 27, 1997, the Company sold 1,000,000 shares of common stock in an underwritten public offering in which the price to the public of the common stock was $13.50 per share. In addition, the Company has been notified that the underwriters are exercising their over-allotment option with respect to an additional 412,861 shares of common stock to be sold by the Company. Also in connection with the public offering, 1,752,404 shares of the Company's common stock were sold by selling stockholders. The Company will not receive any of the net proceeds from the sale of shares by the selling stockholders.

           Cash used in investing activities was $2.0 million during the nine months ended September 27, 1997, and $1.9 million during the nine months ended September 28, 1996. Capital investments for both periods included additions to property and equipment. In 1996, investing activities included a final payment for the purchase of Carroll Reed.

           Inventory levels at September 27, 1997 were 81.4% higher than at September 28, 1996. Inventory balances have increased compared to last year due to the growth in the business and anticipated future growth. Prepaid catalog expenses at September 27, 1997 were 53.5% higher than at September 28, 1996. This increase is primarily attributable to higher circulation levels this year versus last year.

           On September 30, 1997, the Company purchased approximately 360 acres of land in Tilton, New Hampshire for approximately $4.2 million. The site is intended to house a new fulfillment center expected to be operational by early 1999. The estimated cost of this new facility, including land, construction and equipment ranges from $33.0 to $37.0 million. The Company intends to finance the cost of the fulfillment center with a portion of the net proceeds received from its recently completed public offering, bank financing and by other financing arrangements, which may include, without limitation, additional bank financing, a sale-leaseback transaction or government sponsored financing. The Company is also in the process of upgrading its information systems, including implementing new order management and warehouse management systems. Total expenditures for this purpose are estimated at approximately $3.0 million of which approximately $0.9 million had been spent as of September 27, 1997.

           The net proceeds of the Company's recently completed public offering, the Company's existing credit facilities and cash flows from operations are expected to be sufficient to provide the capital resources necessary to support the Company's capital and operating needs (not including the new fulfillment center) for at least the next twelve months.

      RECENT ACCOUNTING STANDARDS

           In February 1997, the Financial Accounting Standards Board issued Statement No. 128 ("SFAS 128"), "Earnings per Share," which modifies the way in which earnings per share ("EPS") is calculated and disclosed. Currently, the Company discloses primary and fully diluted EPS. SFAS 128 requires the disclosure of basic and diluted EPS for financial statements issued for periods ending after December 15, 1997. The restatement of all prior period EPS data presented is also required upon adoption. Basic EPS excludes potentially dilutive securities and is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS, similar to fully diluted EPS, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock that then shared in the earnings of the entity. Early application of SFAS 128 is not permitted.
      See Note D to the accompanying consolidated financial statements.

      FORWARD-LOOKING STATEMENTS

           The above discussion contains forward-looking statement within the meaning of Section 27A of the Securities Act of 1933, as amended and
      Section 21E of the Securities Exchange Act of 1934, as amended which involve risks and uncertainties. For this purpose, any statements contained herein or incorporated herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, the words "believe," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to the following: changes in consumer spending and consumer preferences; general economic and business conditions; increasing competition in the apparel industry; success of operating initiatives; possible future increases in operating costs; advertising and promotional efforts; brand awareness; the existence or absence of adverse publicity; changes in business strategy; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs; change in, or the failure to comply with, government regulations; and other factors.

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

      10.1 Amended and Restated Loan Agreement dated October 31, 1997 between the Company and Citizens Bank of Massachusetts

      10.2 Bridge Note dated October 31, 1997 between the Company and Citizens Bank of Massachusetts

      10.3 Mortgage (Bridge Mortgage) dated October 31, 1997 between the Company and Citizens Bank of Massachusetts

      10.4 First Amendment to Security Agreement dated October 31, 1997 between the Company and Citizens Bank of Massachusetts

      10.5 First Amendment to Mortgage dated October 31, 1997 between the Company and Citizens Bank of Massachusetts

      10.6 Replacement Revolving Note dated October 31, 1997 between the Company and Citizens Bank of Massachusetts

      10.7 Employment Letter Agreement between the Company and Kevin E. Burns

PER SHARE EARNINGS

      11.1 Statement re: computation of per share earnings

FINANCIAL DATA SCHEDULE

      27.1 Financial Data Schedule


      (2)  REPORTS ON FORM 8-K

      The Company has not filed any reports on Form 8-K during the quarter ended September 27, 1997.

                                    SIGNATURE


           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      DM MANAGEMENT COMPANY



      Dated:  November 10, 1997       By:    /s/ Olga L. Conley
                                          --------------------------------------
                                      Olga L. Conley
                                      Authorized Officer
                                      Vice President - Finance, Chief Financial
                                      Officer and Treasurer (Principal Financial
                                      Officer)

                       DM MANAGEMENT COMPANY & SUBSIDIARY

                          QUARTERLY REPORT ON FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 27, 1997


                                  EXHIBIT INDEX


EXHIBIT NO.       DESCRIPTION
-----------       -----------

  3.1 Restated Certificate of Incorporation of the Company (included as Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 25, 1993, File No. 0-22480, and incorporated herein by reference)

  3.2 By-Laws of the Company, as amended (included as Exhibit 3.2 to the Company's Current Report on Form 8-K dated January 14, 1997, File No. 0-22480, and incorporated herein by reference)

  10.1 Amended and Restated Loan Agreement dated October 31, 1997 between the Company and Citizens Bank of Massachusetts

  10.2 Bridge Note dated October 31, 1997 between the Company and Citizens Bank of Massachusetts

  10.3 Mortgage (Bridge Mortgage) dated October 31, 1997 between the Company and Citizens Bank of Massachusetts

  10.4 First Amendment to Security Agreement dated October 31, 1997 between the Company and Citizens Bank of Massachusetts

  10.5 First Amendment to Mortgage dated October 31, 1997 between the Company and Citizens Bank of Massachusetts

  10.6 Replacement Revolving Note dated October 31, 1997 between the Company and Citizens Bank of Massachusetts

  10.7            Employment Letter Agreement between the Company and Kevin E.
                  Burns

  11.1            Statement re: computation of per share earnings

  27.1            Financial Data Schedule