Form 10-K
period 1997-12-27
DM MANAGEMENT CO /DE/
filed 1998-03-27
CIK 910721

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

     (MARK ONE)
     [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 27, 1997

                                       OR

     [_]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

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

      Registrant's telephone number, including area code: (781) 740-2718
       Securities registered pursuant to Section 12(b) of the Act:  NONE
          Securities registered pursuant to Section 12(g) of the Act:

                              Title of Each Class
                              -------------------

                         Common Stock, $0.01 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     As of March 6, 1998, the aggregate market value of voting stock held by non-affiliates of the Registrant was $120,180,900 based on the closing price ($20.00 per share) for the common stock as reported on The Nasdaq Stock Market on March 6, 1998.

     Shares outstanding of the Registrant's common stock at March 6, 1998:
6,273,007

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the Proxy Statement for the Annual Meeting of Stockholders of DM Management Company to be held on May 28, 1998, which will be filed with the Securities and Exchange Commission within 120 days after December 27, 1997, are incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

================================================================================

                     DM MANAGEMENT COMPANY AND SUBSIDIARY
                      INDEX TO ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 27, 1997

Part I                                                                                 Page
                                                                                       ----
     Item 1.     Business..............................................................  3
     Item 2.     Properties............................................................  9
     Item 3.     Legal Proceedings.....................................................  9
     Item 4.     Submission of Matters to a Vote of Security Holders...................  9

Part II

     Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters. 10
     Item 6.     Selected Consolidated Financial Data.................................. 11
     Item 7.     Management's Discussion and Analysis of Financial Condition and
                   Results of Operations............................................... 12
     Item 8.     Consolidated Financial Statements and Supplementary Data.............. 18
     Item 9.     Changes in and Disagreements with Accountants on Accounting and
                 Consolidated Financial Disclosure..................................... 38

Part III

     Item 10.    Directors and Executive Officers of the Registrant.................... 38
     Item 11.    Executive Compensation................................................ 38
     Item 12.    Security Ownership of Certain Beneficial Owners and Management........ 38
     Item 13.    Certain Relationships and Related Transactions........................ 38

Part IV

     Item 14.    Exhibits, Consolidated Financial Statement Schedules, and Reports on
                   Form 8-K............................................................ 39

Signatures............................................................................. 42

                                    PART I

ITEM 1. BUSINESS

THE COMPANY

  DM Management Company ("DM Management" or the "Company") is a leading specialty direct marketer of high quality women's apparel, accessories, shoes and gifts. The Company currently markets its products through two discrete catalog concepts, J. Jill and Nicole Summers. These concepts are designed to appeal to active, affluent women age 35 and older, with each concept aimed at a distinct lifestyle segment within this demographic group. DM Management's objective is to be a fashion authority for its target market. The Company seeks to distinguish its catalogs and reinforce the brand identity of the J. Jill and Nicole Summers names through exclusive private label merchandise offerings, a broad assortment of extended sizes, "total look" wardrobing and editorial lifestyle photography.

  The J. Jill concept is characterized by the simple, comfortable style of its apparel offerings, which range from relaxed career wear to weekend wear. These apparel offerings are predominantly private label, with emphasis on natural fibers and creative details. The J. Jill concept's target customers are active, affluent women age 35 to 55. During the twelve months ended December 27, 1997,
J. Jill net sales accounted for approximately 54% of the Company's total net sales, up from approximately 27% for the twelve months ended December 28, 1996. The Company believes that this growth is being driven by the repositioning of J. Jill's merchandising, marketing and creative strategies, as well as, the emerging market for more casual apparel, particularly for the workplace, and the need active, working women have for comfortable, versatile clothing. The Company also believes that this market has not been well served by other direct marketers or retailers.

  The Nicole Summers concept is characterized by its edited assortment of updated classic apparel. Its target customers are affluent women age 45 and older who have an active but formal lifestyle and, most importantly, are younger in their outlook than their peers in previous generations. Since January 1996, the merchandise assortment and creative presentation in the Nicole Summers catalogs have been updated in a continuing effort to align the concept with the changing tastes and evolving lifestyle needs of these customers. The Company believes that these women are not well served by the direct marketers and department stores that have traditionally served older women and that the design and creative presentation of the Nicole Summers catalogs differentiate the concept in its target market.

  In January 1997 the Company changed its fiscal year end from the last Saturday in June to the last Saturday in December. References to fiscal 1997 mean the Company's fiscal year ended December 27, 1997.

  In fiscal 1997 the Company completed its second offering of common stock to the public. The Company issued approximately 1.4 million shares of common stock at a price to the public of $13.50 per share. The Company received approximately $17.5 million in net proceeds from the offering, after underwriting discounts and commissions and expenses incurred by the Company in conjunction with the offering. Also in connection with this public offering, approximately 1.8 million shares of the Company's common stock were sold by selling stockholders. The Company did not receive any proceeds from the sale of shares by selling stockholders.

BUSINESS STRATEGY

  DM Management's objective is to be a fashion authority for its target market. The Company seeks to combine the personal experience of shopping at an upscale specialty retailer with the ease and convenience of shopping at home by offering an edited assortment of high quality products in vibrant, easy-to-read catalogs. The key elements of the Company's business strategy are set forth below:

  Brand building.   The Company believes that it has a significant opportunity to build the brand identity of each of its catalog concepts within its target market. The Company seeks to enhance brand identity by developing strong relationships with its customers that foster loyalty and increase repeat purchases. The consistent application of unique creative and merchandising techniques tailored to create a signature style for each catalog concept is a central element of this effort, as is an emphasis on superior customer service.

  Large target market.   The Company focuses on a target market of active,
affluent women age 35 and older. Each of the Company's catalog concepts is designed to appeal to the lifestyle needs of a distinct demographic group within the

Company's larger target market. The Company believes that the active lifestyles of its target customers make the convenience of catalog shopping particularly appealing to them.

  Well differentiated merchandise offerings.   The Company believes that its
distinctive approach to merchandising enhances its position as a fashion authority to its target customers. Key components of the Company's merchandising strategy include:

  . Private label program. The Company offers private label merchandise, principally apparel, through each of its catalog concepts. In fiscal 1997 private label merchandise represented approximately 78% and 29% of the apparel styles offered in the J. Jill and Nicole Summers catalogs, respectively. Most private label merchandise is exclusive to DM Management, which the Company believes reinforces each catalog concept's role as a fashion authority to its target customers and enhances the brand identity of the J. Jill and Nicole Summers names.

  . Extended sizes. In addition to offering regular sizes from 4 to 20, the Company offers a broad assortment of apparel in petite and large sizes in the same styles as its regular size offerings. Management believes that the Company has particular expertise in scaling fashionable regular size merchandise to be attractively worn by extended size customers, and that these hard to fit customers currently have few attractive catalog or retail shopping alternatives. In fiscal 1997 extended size apparel offerings accounted for 38% of total merchandise offerings.

  . "Total look" wardrobing. The Company's "total look" wardrobing approach seeks to satisfy the lifestyle needs of the Company's target customers by offering a coordinated selection of apparel, accessories and shoes to outfit them from head to toe. Management believes that this approach builds brand identity while increasing the Company's potential share of household spending dollars.

  Distinctive creative presentation.   The Company's catalogs are its primary
vehicles for communicating with its customers. The creative presentation of each catalog is a crucial factor in attracting customer attention, stimulating purchases, projecting differentiation in the marketplace and building brand identity. The signature style of each catalog is enhanced by the use of editorial lifestyle photography that presents merchandise in settings in which the Company's target customers might find or imagine themselves and by other distinctive catalog design elements such as thematic merchandise spreads highlighting particular colors or fabrics.

  Investment in management and infrastructure. The Company is committed to investments in management and in physical and systems infrastructure in order to support its anticipated future growth, serve its customers, improve operating efficiencies and respond to strategic opportunities. Since December 1995, the Company has made significant investments in management, and it intends to make additional significant investments in systems and facilities. The Company has purchased approximately 360 acres of land in Tilton, New Hampshire, which will house a new operations and fulfillment center. This facility is expected to be operational by early 1999. The Company is also currently in the process of upgrading its information systems.

CREATIVE PRESENTATION AND CATALOG PRODUCTION

  The objective of the Company's creative approach for each of its catalogs is to present merchandise in a vibrant, easy-to-read format with a visual style appropriate for the sophistication of the merchandise and the expectations of the target customers. Management believes that the use of distinctive catalog design techniques such as editorial lifestyle photography and thematic merchandise spreads highlighting particular colors or fabrics helps to create the signature style of its catalog concepts and establish their position as fashion authorities for their target customers. The Company's catalogs showcase merchandise in settings in which their customers might find or imagine themselves, in order to heighten the customers' identification with the concept and affinity for its merchandise offerings. The Company's catalogs are also designed to enhance customer convenience through easy-to-read layouts, coordinated merchandise placement and the Company's "total look" wardrobing approach. Management believes that the Company's strategy of presenting merchandise in real life settings also helps to differentiate it from store-front retailers.

  The Company devotes substantial resources to the design and production of each edition of its catalogs. After an initial conceptualization meeting, the creative and merchandising teams work closely together on catalog design, merchandise selection and presentation and catalog print production. The materials and direction necessary to produce each catalog are then delivered to the Company's production team approximately eight weeks before the initial mailing date of the catalog. The production team creates the electronic files used to print the catalog and plans and manages the printing and catalog distribution processes. The production team ensures that photographs appearing in the Company's catalogs accurately depict merchandise characteristics such as color and texture. Catalog production takes place in-house using desktop publishing systems. As a result, the Company can adjust catalog layout until approximately two weeks before the planned initial mailing date, allowing the Company to react to current market and sales trends by adjusting content and presentation of catalogs while they are in production. All of the Company's catalogs are printed commercially under the Company's supervision.

MARKETING AND CUSTOMER DATABASE MANAGEMENT

  At December 27, 1997, the Company's customer database contained approximately
2.4 million individual customer names, including approximately 915,000 individuals who had made a purchase within the previous 24 months. The Company estimates that approximately two-thirds of these active customers have made multiple purchases from the Company. DM Management stores detailed information on each of its customers, including demographic data and purchase history. The database is updated on a weekly basis. To determine which of its customers will receive a particular catalog mailing, the Company analyzes this information using sophisticated statistical modeling techniques. The Company's customer database is maintained off-site by a service bureau which sorts and processes the information in accordance with instructions from the Company. The Company's agreement with the service bureau requires the service bureau to safeguard the confidentiality of the Company's database. Additionally, the Company uses customer research techniques such as focus groups and quantitative surveys to assess customer perceptions of its catalog concepts and their competitors, in order to help set distinctive marketing, merchandising and creative strategies appropriate for each catalog concept.

  The Company acquires lists of prospective customers by rental or exchange and from a database cooperative and other sources. The Company also occasionally purchases lists of prospective customers. The most productive prospects tend to come from the customer lists of other women's apparel catalogs, including direct competitors. The Company rents its list of customers to and exchanges it with others, including direct competitors. To determine which prospective customers will receive a particular catalog mailing, the Company analyzes available information concerning such prospects using the same types of sophisticated statistical modeling techniques used to target mailings to the Company's own customers.

  As part of its customer retention program and brand building strategy, DM Management introduced its own private label credit card in September 1995. The Company believes that this credit card reinforces the Company's relationship with existing customers and promotes additional purchases by these customers. In fiscal 1997 approximately 7% of net sales were attributable to purchases made using the Company's private label credit card. At December 27, 1997 there were approximately 62,000 holders of the Company's private label credit card. The credit card program is currently administered by a fee-based outside vendor who bears the credit risk associated with the credit card without recourse to the Company.

MERCHANDISING

  The Company provides an edited assortment of high quality merchandise designed to meet the tastes and serve the lifestyle needs of its target customers. Each of the Company's catalog concepts has its own merchandise selection staff. In addition to apparel, the Company's catalogs also offer a selection of seasonal items, gifts and other products selected with the specific lifestyle profiles of
J. Jill and Nicole Summers target customers in mind.

  The Company's catalogs offer both brand name and private label merchandise. In fiscal 1997 approximately 78% of the apparel styles offered through J. Jill catalogs were private label, and this percentage is expected to increase. During the same period, approximately 29% of the apparel styles offered through Nicole Summers catalogs were private label. No significant change is expected in the percentage of private label apparel included in the Nicole Summers catalog concept. Private label merchandise is manufactured to the Company's detailed specifications by foreign vendors, primarily located in Hong Kong, Singapore and Israel, in addition to domestic vendors. Brand name products are selected from the regular offerings of the Company's vendors.

  Both the J. Jill and Nicole Summers catalogs offer a wide assortment of merchandise in petite and large sizes, in the same styles as their regular sized offerings. In fiscal 1997 extended size apparel offerings accounted for 38% of total merchandise offerings.

  DM Management's catalogs feature a "total look" wardrobing approach which presents a coordinated selection of apparel and related items including sportswear, dresses, suits, coats, swimwear, shoes and accessories intended to outfit the customer from head to toe. Management believes that this approach builds brand identity while increasing the Company's potential share of household spending dollars.

INVENTORY MANAGEMENT AND PURCHASING

  The Company's inventory management systems are designed to maintain inventory levels that provide optimum in-stock positions and maximum inventory turnover rates while minimizing the amount of unsold merchandise at the end of each selling season. To achieve this goal, the Company seeks to schedule merchandise deliveries and inventory amounts to conform to expected sales levels.

  The Company follows an interdepartmental approach to the inventory planning process. Conceptual planning for each principal catalog edition begins approximately nine months in advance of its initial mailing. Early in the process the Company's inventory control, marketing, creative and merchandising teams meet to present key strategies and opportunities for specific catalog editions and merchandise items. The inventory control group then applies inventory coverage models to plan opening inventory levels for each stock keeping unit ("sku"), taking into account projected sales, the cost of being out of stock and ease of reordering. Preliminary commitments with the Company's private label merchandise vendors typically are made five to seven months in advance of each principal catalog edition's initial mailing date. To the extent feasible, the Company seeks to retain flexibility in these commitments in order to be able to react to market and sales trends. Initial merchandise commitments for branded merchandise typically are made three to five months before the edition's initial mailing date. Initial deliveries generally are scheduled to be received one to three weeks before the edition's initial mailing date.

  The inventory control group utilizes a forecasting system which analyzes sales and returns by sku throughout the selling season to permit purchasing adjustments based on forecasted sales and returns. The Company attempts to minimize overstocks through a variety of promotional efforts, including telemarketing to customers at the time they place orders for other merchandise and circulation of seasonal clearance catalogs. The Company also sells excess inventory through its three outlet stores and to "jobbers." The Company's outlet stores are run solely for the purpose of liquidating overstocks.

  The Company sells both domestically produced and imported merchandise, which it purchases in the open market. In fiscal 1997 the Company purchased merchandise from approximately 700 vendors, no one of which supplied goods which represented more than 10% of the Company's inventory purchases during the year. In fiscal 1997 the Company purchased approximately 12% of its merchandise directly from foreign vendors, and the Company expects that it will continue to purchase merchandise from foreign suppliers in the future. In addition, goods purchased by the Company from domestic vendors may be sourced abroad by such vendors. The Company seeks to establish long-term relationships with its merchandise vendors and works closely with them to ensure high standards of merchandise quality.

CUSTOMER SERVICE AND OPERATIONS

  DM Management believes that an emphasis on superior customer service is important to its ability to expand its customer base and build customer loyalty. At December 27, 1997, the Company employed approximately 190 telemarketing representatives. Customer orders are taken 24 hours a day, 365 days a year, primarily by the Company's telemarketing representatives at its operations center in Meredith, New Hampshire. The Company also accepts orders by mail or facsimile. All orders are input directly into the Company's on-line data processing system, which provides, among other things, customer historical information, merchandise availability, product specifications, available substitutes and accessories and expected shipment date. The Company trains its telemarketing representatives to be knowledgeable in merchandise specifications and features. These representatives have ready access to samples of the current season's merchandise assortment, which enables them to answer detailed merchandise inquiries from customers on-line.

  DM Management offers an unconditional merchandise guarantee. If a customer is not completely satisfied with any item for any reason, the customer may return it for an exchange or a full refund. To simplify the return process, the Company includes a self-addressed return label with every shipment, which customers can use to return any item to the Company through the United States Postal Service without paying postage fees in advance. Management believes that the Company's return rates are consistent with industry standards for comparable merchandise. Returns experience is closely monitored to identify any product quality or fit issues. Returned merchandise is inspected carefully and, unless damaged, is cleaned, pressed and returned to inventory. Approximately 95% of returned merchandise is recycled into inventory.

FULFILLMENT

  DM Management believes that the prompt delivery of merchandise promotes customer loyalty and repeat buying. To achieve this goal, the Company uses an integrated picking, packing and shipping system. The system monitors the in-stock status of each item ordered, processes the order and generates all related packing and shipping materials, taking into account the location of items within the fulfillment center. Currently all merchandise is shipped from the Company's facilities in New Hampshire. The Company's customers normally receive their orders within three to five business days after shipping, although customers may request overnight delivery for an extra charge.

  The Company's recent rapid growth has accelerated the need to increase its fulfillment capacity. In September 1997 the Company purchased approximately 360 acres of land in Tilton, New Hampshire. This site will house an approximately 400,000 square foot state-of-the-art facility, of which approximately 370,000 square feet will be devoted to fulfillment operations. This facility is expected to be operational by early 1999.

  The Company currently fulfills orders out of its approximately 93,000 square foot operations and fulfillment center in Meredith, New Hampshire and, in addition, has leased approximately 150,000 square feet at two interim facilities in nearby Laconia, New Hampshire. One of the Laconia facilities serves as a second distribution center and the other is used for returns processing, disbursement to outlet stores and storage of less active merchandise. The Company currently plans to continue using its Meredith facility for some period of time after the new Tilton facility is operational. The Company has experienced operational inefficiencies and increased costs due to the operation of three facilities and expects these inefficiencies and costs to continue through its first year in the new facility.

INFORMATION SYSTEMS AND TECHNOLOGY

  The Company is committed to making ongoing investments in its information systems to increase operating efficiency, provide superior customer service and support its anticipated growth. The Company believes that the ability to capture and analyze operational and financial data and relevant information about its customers and their purchasing history is critical to its success.

  The Company has made, and continues to make, significant investments in systems to support order taking and customer service, fulfillment, marketing, merchandising, inventory control, financial control and reporting and forecasting. DM Management is in the process of implementing a new automated warehouse management system which will more efficiently support current warehouse processes and provide additional flexibility to support the Company's growth plans. The Company has also recently acquired a new order management system which will provide significant processing enhancements to the Company's current system. The Company expects to be utilizing these new systems by the second half of 1998.

  In addition to its in-house data processing and information systems resources, the Company also uses several outside vendors for key services such as list processing and credit card administration and approval.

COMPETITION

  The market for the Company's merchandise is highly competitive. The Company competes with other direct marketers, specialty apparel and accessory retailers and traditional department store retailers. There are few barriers to entry in the women's specialty apparel and accessory market. Moreover, the Company believes that its recent success, as well as the sales growth in the direct marketing industry, has or will encourage many new competitors. In particular, the Company believes that its J. Jill catalog concept serves an emerging market niche in which competition is limited currently but is likely to increase in the future. Many of the Company's competitors are larger and have substantially greater financial, marketing and other resources than the Company. DM Management believes that it competes principally on the basis of its "total look" wardrobing approach, extended size offerings, private label product offerings, creatively distinctive catalogs and superior customer service.

EMPLOYEES

  As of March 1, 1998, the Company employed 510 individuals, of whom 453 were full-time (those employees scheduled to work 30 hours or more per week). None of the Company's employees is represented by a union. The Company considers its employee relations to be good.

TRADEMARKS AND SERVICE MARKS

  The Company has registered various trademarks and service marks with the United States Patent and Trademark Office, including J. Jill Ltd. and Nicole Summers.

GOVERNMENT REGULATION

  The catalog sales business conducted by the Company is subject to the Mail or Telephone Order Merchandise Rule and related regulations promulgated by the Federal Trade Commission, which prohibit unfair methods of competition and unfair or deceptive acts or practices in connection with mail and telephone order sales and require sellers of mail and telephone order merchandise to conform to certain rules of conduct with respect to shipping dates and shipping delays. The Company believes it is in compliance with the Rule and such regulations.

  The Company currently collects sales taxes only on sales to its Massachusetts customers. Many states have attempted to require that out-of-state direct marketers collect use taxes on sales of products shipped to their residents. In 1992, the United States Supreme Court held unconstitutional a state's imposition of use tax collection obligations on an out-of-state mail order company whose only significant contacts with the state were the distribution of catalogs and other advertising materials through the mail and subsequent delivery of purchased goods by mail or common carriers, but stated that Congress could enact legislation authorizing the states to impose such obligations. In 1995, however, the United States Supreme Court let stand a decision of New York's highest state court requiring an out-of-state catalog company to collect use tax (including a retroactive assessment and penalties) on its mail order sales in the state, where the catalog company's reported contact with New York included a limited number of visits by sales force employees. If Congress enacts legislation permitting states to impose use tax collection obligations on out-of-state mail order businesses, or if the Company otherwise is required to collect additional sales or use taxes, such tax collection obligations would make it more expensive to purchase the Company's products and increase the Company's administrative costs, and therefore could have a material adverse effect on the Company's financial condition and results of operations.

ITEM 2. PROPERTIES

  The following table sets forth certain information relating to the Company's facilities:

                                     SQUARE                                      TYPE OF      LEASE
              LOCATION               FOOTAGE              FUNCTION               INTEREST  TERMINATION
  ---------------------------------  -------  ---------------------------------  --------  -----------
  Meredith, NH (approx. 25 acres)..   93,120  Operations and Fulfillment Center   Owned             --
  Laconia, NH......................  112,900  Interim Fulfillment Center          Leased      09/14/99
  Laconia, NH......................   37,800  Interim Returns Processing and      Leased      04/01/99
                                              Storage Facility
  Hingham, MA......................   19,642  Corporate Offices                   Leased      03/31/00
  Bedford, MA......................    5,255  Outlet Store                        Leased      04/30/00
  Meredith, NH.....................    3,600  Outlet Store                        Leased      07/01/99
  North Conway, NH.................    2,567  Outlet Store                        Leased      02/28/02

  In September 1997 the Company purchased approximately 360 acres of land in Tilton, New Hampshire. This site will house the Company's new operations and fulfillment center which is expected to be operational by early 1999. The estimated cost of this new facility, including land, construction and equipment, ranges from $36.0 to $38.0 million.

ITEM 3. LEGAL PROCEEDINGS

  The Company is not a party to any material legal proceedings and did not settle any material legal proceedings during the quarter ended December 27, 1997.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company's common stock began trading on The Nasdaq Stock Market on November 2, 1993. Prior to November 2, 1993, there was no public market for the common stock or any other securities of the Company. The Company's common stock trades on The Nasdaq Stock Market under the symbol "DMMC." As of March 6, 1998, the approximate number of holders of record of common stock of the Company was
300. The Company believes that the approximate number of beneficial holders of common stock of the Company is approximately 1,300.

  The following table sets forth, for the periods indicated, the high and low sales prices for the Company's common stock as reported on The Nasdaq Stock Market.

                                                                      HIGH         LOW
                                                                      ----         ---
   CALENDAR YEAR 1997
   Quarter ended December 27, 1997...............................    18 1/4       11 1/2
   Quarter ended September 27, 1997..............................    14 1/4        9 3/4
   Quarter ended June 28, 1997...................................    11 1/4        6 3/4
   Quarter ended March 29, 1997..................................     8 1/8        3 5/8

   CALENDAR YEAR 1996
   Quarter ended December 28, 1996...............................     4 1/4        3
   Quarter ended September 28, 1996..............................     4 7/8        2 7/8
   Quarter ended June 29, 1996...................................     5 3/8        2 5/8
   Quarter ended March 30, 1996..................................     2 7/8        2

   CALENDAR YEAR 1995
   Quarter ended December 30, 1995...............................     2 5/8        1 7/8
   Quarter ended September 30, 1995..............................     4 1/8        1 7/8
   Quarter ended June 24, 1995...................................     3 3/4        2 1/4
   Quarter ended March 25, 1995..................................     5 1/4        2 1/2

  The Company has never declared or paid any cash dividends on its common stock. The Company currently intends to retain any earnings for use in the operation and expansion of its business and therefore does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

  The selected consolidated financial data of DM Management Company (the "Company") set forth below has been derived from the Company's consolidated financial statements for the periods indicated and should be read in conjunction with the discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and footnotes.

  The Company's fiscal year ends on the last Saturday in December. The twelve months ended December 27, 1997 was the first full fiscal year with a December year end. Previously, the Company's fiscal year had ended on the last Saturday in June. The Company's change in fiscal year end resulted in a six-month transition period ended December 28, 1996. Financial information for the twelve months ended December 28, 1996 and the six months ended December 30, 1995 has been presented for comparative purposes and is unaudited. References to the transition periods mean the six-month transition period ended December 28, 1996 and the comparable six-month period ended December 30, 1995.

                                                             TRANSITION PERIOD
                                 TWELVE MONTHS ENDED               ENDED                          TWELVE MONTHS ENDED
                               ------------------------  -------------------------  ------------------------------------------------
                                DEC. 27,     DEC. 28,     DEC. 28,      DEC. 30,      JUNE 29,     JUNE 24,    JUNE 25,    JUNE 26,
                                  1997         1996       1996 (2)        1995        1996 (1)     1995 (1)      1994        1993
                               -----------  -----------  -----------  ------------  ------------  ----------  ----------  ----------
                                            (unaudited)               (unaudited)
                                                               (in thousands, except per share data)
CONSOLIDATED STATEMENT OF
 OPERATIONS DATA:
Net sales......................   $135,533     $84,642     $ 43,324       $39,267      $ 80,585    $ 72,691      $63,337     $47,510
Income (loss) from
 continuing operations
   before income taxes.........      6,392       1,956        1,072          (623)          261         851        3,604       1,608
Income (loss) from
 continuing operations.........      3,899      12,358       11,563          (560)          235         765        3,269       1,547
Net income (loss)..............      3,899       3,371       11,563        (1,158)       (9,350)        773        3,269       1,547
Income (loss) from
 continuing operations
   per share (diluted).........       0.72        2.64         2.44         (0.13)         0.05        0.17         0.80        0.60
Net income (loss) per share
 (diluted).....................      $0.72       $0.72        $2.44        $(0.27)       $(2.11)      $0.17        $0.80       $0.60
Weighted average shares
 outstanding (diluted).........      5,382       4,679        4,736         4,262         4,441       4,610        4,077       2,586
CONSOLIDATED BALANCE SHEET
 DATA:
Total assets...................   $ 75,381     $38,109     $ 38,109       $34,694      $ 27,069    $ 31,612      $26,923     $ 8,849
Working capital................     32,835      10,662       10,662        11,019         6,988       6,315        9,305       1,075
Long-term debt, less current
 portion.......................      8,346       4,540        4,540         5,522         4,380       3,634          248         417
Stockholders' equity...........   $ 43,142     $21,223     $ 21,223       $17,729      $  9,480    $ 18,851      $17,861     $ 1,645
SELECTED OPERATING DATA:
Catalog circulation (3)........     50,500      37,900       18,400        22,100        41,600      40,300       32,400      24,000
Total active customers (4).....        915         657          657           611           638         579          473         448

(1) In December 1994 the Company purchased certain assets and assumed certain liabilities of Carroll Reed, Inc. and Carroll Reed International Limited. In connection with the purchase, the Company paid $5,031,000 and established accruals totaling $1,180,000. On May 20, 1996, the Company announced its plan to divest its Carroll Reed segment and recorded a charge of $8,511,000 for the loss on disposal of discontinued operations. The results of the Carroll Reed operations through May 20, 1996 have been classified as income (loss) from discontinued operations. See Note B to the accompanying consolidated financial statements.

(2) During the six-month period ended December 28, 1996, the Company recognized a deferred tax benefit of $10,598,000. See Note H to the accompanying consolidated financial statements.

(3) In order to more closely match net sales to catalog circulation, the Company calculates catalog circulation on a percentage of completion basis. This calculation takes into account the total number of catalogs mailed during all periods and the Company's estimate of the expected sales life of each catalog edition. The term "catalog circulation" refers to circulation of the Company's catalogs calculated in such fashion.

(4) The term "active customers" means customers who have made a purchase from the Company within the previous 24 months.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  In January 1997 the Company changed its fiscal year end from the last Saturday in June to the last Saturday in December. References to fiscal 1997 mean the Company's fiscal year ended December 27, 1997, references to the transition periods mean the six-month transition period ended December 28, 1996 and the comparable six-month period ended December 30, 1995, and references to fiscal 1996 and fiscal 1995 mean the Company's fiscal year ended in June 1996 and 1995, respectively.

  Fiscal 1997 was an unprecedented year for the Company. Net sales increased by 60.1% to $135.5 million from $84.6 million during the twelve months ended December 28, 1996. Pretax income from continuing operations increased by 226.8% to $6.4 million from $2.0 million during the twelve months ended December 28, 1996. The Company believes that these recent financial results demonstrate the successful implementation of several strategic initiatives undertaken since December 1995, including the following:

  . Emphasizing creative presentation and differentiation in merchandise execution as well as circulation management as primary drivers of growth and profitability;
  .  Assembling a management team to support the Company's future growth;
  . Curtailing unproductive mailings to existing customers and reinvesting the resulting circulation cost savings in increased prospecting;
  . Merging the Company's The Very Thing! concept into its Nicole Summers concept in order to increase the operating efficiencies of what had become two very similar catalog concepts with significant overlap in their customer bases and product offerings; and
  . Phasing out the operations of the Carroll Reed segment, which was incompatible with the Company's new strategic emphasis.

RESULTS OF OPERATIONS

  The following table sets forth, for the fiscal periods indicated, certain items from the Company's consolidated statements of operations expressed as a percentage of net sales:

                                                      TWELVE MONTHS ENDED       TRANSITION PERIOD ENDED   TWELVE MONTHS ENDED
                                                   --------------------------  -------------------------  ---------------------
                                                     DEC. 27,        DEC. 28,   DEC. 28,      DEC. 30,    JUNE 29,     JUNE 24,
                                                       1997           1996        1996           1995       1996         1995
                                                   ----------       ---------  ---------    ------------  --------    ---------
Net sales                                              100.0%         100.0%     100.0%        100.0%       100.0%      100.0%
Costs and expenses:
   Product..................................            44.1           44.0       44.9          44.0         43.5        42.9
   Operations...............................            18.9           16.5       15.9          17.5         17.3        16.9
   Selling..................................            24.7           28.0       27.1          31.6         30.3        30.7
   General and administrative...............             7.6            8.8        9.3           8.2          8.2         8.3
   Interest, net............................               -            0.4        0.3           0.3          0.4           -
                                                       -----          -----      -----         -----       ------       -----
Income (loss) from continuing operations
  before income taxes.........................           4.7            2.3        2.5          (1.6)         0.3         1.2
Provision (benefit) for income taxes........             1.8          (12.3)     (24.2)         (0.2)           -         0.1
                                                       -----          -----      -----         -----       ------       -----
Income (loss) from continuing operations....             2.9           14.6       26.7          (1.4)         0.3         1.1
Income (loss) from discontinued operations..               -          (10.6)         -          (1.5)       (11.9)          -
                                                       -----          -----      -----         -----       ------       -----
Net income (loss)...........................             2.9%           4.0%      26.7%         (2.9)%      (11.6)%       1.1%
                                                       =====          =====      =====         =====       ======       =====

COMPARISON OF FISCAL 1997 TO THE TWELVE MONTHS ENDED DECEMBER 28, 1996

 Net Sales

  In fiscal 1997 net sales increased by 60.1%, or $50.9 million, to $135.5 million from $84.6 million during the twelve months ended December 28, 1996. Catalog circulation increased by 33.2% to 50.5 million in fiscal 1997 from 37.9 million during the twelve months ended December 28, 1996. The number of active customers grew to 915,000 at December 27, 1997 from 657,000 at December 28, 1996, an increase of 39.3%. Fiscal 1997 was the first full year to benefit from the implementation of the strategic initiatives mentioned above. The result was a year of dramatic sales growth and brand building. In addition, the Company's
J. Jill concept performed exceptionally well in fiscal 1997. Management believes that the J. Jill brand has now become a leader in an emerging market for more casual women's apparel, particularly in the workplace.

 Product

  Product costs consist primarily of merchandise acquisition costs (net of term discounts and advertising allowances), including freight costs, and provisions for markdowns. In fiscal 1997 product costs increased by $22.6 million, or 60.7%, to $59.8 million from $37.2 million during the twelve months ended December 28, 1996. As a percentage of net sales, product costs increased to 44.1% in fiscal 1997 from 44.0% for the twelve months ended December 28, 1996. The slight increase in product costs as a percentage of net sales in fiscal 1997 was primarily attributable to increased promotional activity and was offset in part by lower markdown charges in fiscal 1997 as compared to the prior year.

 Operations

  Operating expenses consist primarily of order processing costs, such as telemarketing, customer service, fulfillment, shipping, warehousing and credit card processing costs. In fiscal 1997 operating expenses increased by $11.6 million, or 82.9%, to $25.6 million from $14.0 million during the twelve months ended December 28, 1996. As a percentage of net sales, operating expenses increased to 18.9% in fiscal 1997 from 16.5% for the twelve months ended December 28, 1996. The Company's recent dramatic growth has resulted in some operational inefficiencies and capacity issues. Higher than anticipated call volume resulted in increased costs from greater use of the Company's third party call center. The need for more fulfillment capacity required the Company to lease two interim satellite facilities. This arrangement has generated operational inefficiencies, as well as increased costs both of which are expected to continue through the first year of operation in the Company's new Tilton, New Hampshire facility, which is currently under construction. Also during the second half of fiscal 1997, the Company experienced higher shipping costs due to the expiration of its contract with Airborne Express, which had favorable pricing terms, and its subsequent shift to the U.S. Postal Service for customer package delivery. The Company expects the ratio of operating expenses to net sales to improve by fiscal 2000.

 Selling

  Selling expenses consist primarily of the cost to produce, print and distribute catalogs. In fiscal 1997 selling expenses increased by $9.8 million, or 41.2%, to $33.5 million from $23.7 million during the twelve months ended December 28, 1996. As a percentage of net sales, selling expenses decreased to 24.7% in fiscal 1997 from 28.0% for the twelve months ended December 28, 1996. The impact of the full implementation of the Company's new business strategies as well as lower paper prices resulted in this decline in selling expenses as a percentage of net sales. The Company does not expect further decreases in selling expenses as a percentage of net sales.

 General and Administrative

  General and administrative expenses consist primarily of executive, marketing, information systems and finance expenses. In fiscal 1997 general and administrative expenses increased by $2.8 million, or 37.5%, to $10.2 million from $7.4 million during the twelve months ended December 28, 1996. This increase in general and administrative expenses is primarily attributable to increased management infrastructure, increased outside consulting fees related to various systems and facilities projects and increased depreciation and occupancy costs. As a percentage of net sales, general and administrative expenses decreased to 7.6% in fiscal 1997 from 8.8% for the twelve months ended December 28, 1996.

COMPARISON OF THE SIX MONTHS ENDED DECEMBER 28, 1996 TO THE SIX MONTHS ENDED DECEMBER 30, 1995

 Net Sales

  During the six months ended December 28, 1996 net sales increased by $4.0 million, or 10.3%, to $43.3 million from $39.3 million during the six months ended December 30, 1995. Catalog circulation declined by 16.7% to 18.4 million during the six months ended December 28, 1996 from 22.1 million during the six months ended December 30, 1995. The number of active customers grew to 657,000 at December 28, 1996 from 611,000 at December 30, 1995, an increase of 7.5%.

During the six months ended December 28, 1996, the first edition of the Nicole Summers catalog after the combination of the Nicole Summers and The Very Thing! concepts was mailed, and most third mailings of catalog editions were eliminated. The impact was dramatic, as net sales increased despite a significant reduction in circulation.

 Product

  During the six months ended December 28, 1996 product costs increased by $2.1 million, or 12.5%, to $19.4 million from $17.3 million during the six months ended December 30, 1995. As a percentage of net sales, product costs increased to 44.9% during the six months ended December 28, 1996 from 44.0% during the six months ended December 30, 1995. A more competitive pricing environment in the women's apparel market was responsible for this increase in product costs as a percentage of net sales.

 Operations

  During the six months ended December 28, 1996 operating expenses increased by 0.8% to $6.9 million as compared to the six months ended December 30, 1995. As a percentage of net sales, operating expenses declined to 15.9% during the six months ended December 28, 1996 from 17.5% during the six months ended December 30, 1995. In response to certain operational inefficiencies at the Company's fulfillment center in Meredith, New Hampshire, the Company embarked upon a detailed review and reengineering of its order processing and delivery mechanisms. This reengineering effort resulted in the decrease in operating expenses as a percentage of net sales during the six months ended December 28, 1996 compared to the same period of the prior year.

 Selling

  During the six months ended December 28, 1996 selling expenses decreased by $0.7 million, or 5.5%, to $11.7 million from $12.4 million during the six months ended December 30, 1995. As a percentage of net sales, selling expenses decreased to 27.1% during the six months ended December 28, 1996 from 31.6% during the six months ended December 30, 1995. This decrease in selling expenses as a percentage of net sales reflects the impact of the previously mentioned combination of the Nicole Summers and The Very Thing! concepts as well as the more targeted mailing strategy which the Company was implementing during this period.

 General and Administrative

  During the six months ended December 28, 1996 general and administrative expenses increased by $0.8 million, or 26.2%, to $4.0 million from $3.2 million during the six months ended December 30, 1995, primarily as a result of performance bonuses and additions to the management team. As a percentage of net sales, general and administrative expenses increased to 9.3% during the six months ended December 28, 1996 from 8.2% during the six months ended December 30, 1995.

COMPARISON OF FISCAL 1996 TO FISCAL 1995

 Net Sales

  In fiscal 1996 net sales increased by $7.9 million, or 10.9%, to $80.6 million from $72.7 million in fiscal 1995. Catalog circulation increased by 3.2% to 41.6 million in fiscal 1996 from 40.3 million in fiscal 1995. The number of active customers grew to 638,000 at the end of fiscal 1996 from 579,000 at the end of fiscal 1995, an increase of 10.2%. Fiscal 1996 was a year of transition for the Company. Although most of the strategic initiatives described above were not yet in place, the Company had adopted a more selective approach to circulation which enabled it to achieve an increase in net sales that was significant in comparison to the increase in circulation.

 Product

  In fiscal 1996 product costs increased by $3.8 million, or 12.3%, to $35.0 million from $31.2 million in fiscal 1995. As a percentage of net sales, product costs increased to 43.5% in fiscal 1996 from 42.9% in fiscal 1995. This increase in product costs as a percentage of net sales was primarily attributable to a more competitive pricing environment in the women's apparel market.

 Operations

  In fiscal 1996 operating expenses increased by $1.7 million, or 13.6%, to $14.0 million from $12.3 million in fiscal 1995. As a percentage of net sales, operating expenses increased to 17.3% in fiscal 1996 from 16.9% in fiscal 1995. This increase in operating expenses as a percentage of net sales was primarily attributable to operational inefficiencies at the Company's Meredith, New Hampshire fulfillment center.

 Selling

  In fiscal 1996 selling expenses increased by $2.1 million, or 9.4%, to $24.4 million from $22.3 million in fiscal 1995. As a percentage of net sales, selling expenses declined to 30.3% in fiscal 1996 from 30.7% in fiscal 1995. As a result of the Company's more selective circulation strategy during fiscal 1996, this decline on a percentage basis was accomplished even though increases in U.S. Postal Service rates and paper prices were in effect for all of fiscal 1996 versus only the latter half of fiscal 1995.

 General and Administrative

  In fiscal 1996 general and administrative expenses increased by $0.6 million, or 9.9%, to $6.6 million from $6.0 million in fiscal 1995, primarily due to the Company's decision to broaden and strengthen its management team. As a percentage of net sales, general and administrative expenses declined slightly to 8.2% in fiscal 1996 from 8.3% in fiscal 1995.

INCOME TAXES

  The Company provides for income taxes at an effective tax rate that includes the full federal and state statutory tax rates. Prior to December 1996, the Company reduced the income tax provision recorded in its financial statements by recording a tax benefit associated with its net deferred tax assets, primarily net operating loss ("NOL") carryforwards. Because of the uncertainty surrounding the realizability of these assets, the Company placed a valuation allowance against the entire balance of its net deferred tax assets. As a result, the associated tax benefit was recognized as income was earned, resulting in a significantly lower effective tax rate for all periods reported prior to December 1996.

  In December 1996, the Company performed a detailed analysis of the future taxable income levels required for the Company to fully realize the benefit of its net deferred tax assets. This analysis considered several factors, including the historical taxable income trends since fiscal 1993, exclusive of a taxable loss generated in fiscal 1996 by the Company's discontinued Carroll Reed segment, management's demonstrated ability to increase the Company's active customer database and the implementation of the Company's new strategic business initiatives. Based on this analysis, the Company determined that it was more likely than not that the Company would earn sufficient book and taxable income to fully realize the benefit of its net deferred tax assets. This determination required the Company to remove the valuation allowance and recognize the deferred tax benefit of $10.6 million at December 28, 1996 in its entirety. No assurance can be given, however, that the Company will achieve taxable income sufficient to realize the full benefit of its net deferred tax assets.

  Because, for financial statement purposes, the benefit associated with the Company's deferred tax assets has been fully realized, the Company's effective tax rate can no longer be reduced by the recognition of this tax benefit over future periods of income generation. As a result, the Company's effective tax rate is substantially larger in fiscal 1997 than in prior periods. Cash payments for income taxes continue to be reduced by available NOL carryforwards. See Note H to the accompanying consolidated financial statements.

DISCONTINUED OPERATIONS

  On May 20, 1996, the Company announced its plan to divest its Carroll Reed segment due to the incompatibility of the customer base and product line of this segment with those of its other segment. Accordingly, the Carroll Reed segment has been accounted for as a discontinued operation, and all assets, liabilities, results of operations and cash flows associated with the Carroll Reed segment have been segregated from those associated with continuing operations. In connection with this divestiture, the Company recorded a charge of $8.5 million in fiscal 1996 for the loss on disposal of discontinued operations, consisting of $5.3 million related to the write-off of the remaining unamortized intangible assets and $3.2 million for expected losses during the phase-out period. The results of the Carroll Reed operations through May 20, 1996 have been classified as income (loss) from discontinued operations. Since May 20, 1996, the results of this discontinued operation have been charged to the liability for expected losses established in connection with the divestiture and have had no impact on the Company's operating results. As of December 27, 1997, the Company had completed the phase-out of its Carroll Reed segment and had utilized its reserve for expected losses.

LIQUIDITY AND CAPITAL RESOURCES

  In fiscal 1997 the Company funded its working capital needs through cash generated from operations and through use of its credit facilities. The Company used working capital to support costs incurred in advance of revenue generation, primarily inventory acquisition and catalog development, production and mailing costs incurred prior to the beginning of each selling season. The Company has two selling seasons which correspond to the fashion seasons. The Fall season begins in July and ends in December, and the Spring season begins in January and ends in early July.

  The Company's credit facilities at December 27, 1997 consisted of (i) a $1.7 million real estate loan (the "Real Estate Loan"); (ii) a $3.6 million term loan (the "Term Loan"); (iii) an $8.5 million revolving line of credit (the "Revolver"); and (iv) a $4.3 million bridge loan (the "Bridge Loan"). All of the Company's credit facilities at December 27, 1997 were collateralized by a security interest in substantially all assets of the Company other than its marketable securities. The Term Loan was also collateralized by the Company's marketable securities. These credit facilities contain various lending conditions and covenants, including restrictions on permitted liens and required compliance with certain financial coverage ratios.

  Payments on the Real Estate Loan are due monthly, based on a 15-year amortization, with the remaining balance payable on July 30, 2002. Interest on the Real Estate Loan is fixed at 6.81% per annum until August 31, 1999, at which time the Company may select from several interest rate options. Payments on the Term Loan are due quarterly through its maturity on June 1, 2002. The Term Loan provides for several interest rate options. At December 27, 1997, the Term Loan bore interest at 7.36% per annum. The Revolver provides for several interest rate options and expires on June 1, 1999. The Company is required to pay a commitment fee of 1/8th of 1% per annum on the unused portion of the Revolver commitment. There were no Revolver borrowings outstanding at December 27, 1997. At December 27, 1997, interest on the Bridge Loan was fixed at 7.25% per annum. Proceeds from the Bridge Loan were used to finance the purchase of land in Tilton, New Hampshire, that will be the site of the Company's new operations and fulfillment center. The Bridge Loan was scheduled to expire on February 28, 1998. Outstanding import letters of credit at December 27, 1997 totaled approximately $4.0 million.

  Subsequent to December 27, 1997, the Bridge Loan was refinanced with a $4.3 million short-term note (the "Short-Term Note"). The Short-Term Note matures on December 31, 1998 and bears interest at 7.06%. In addition, the Company obtained a $17.0 million line of credit (the "Line of Credit"), the proceeds of which will be used to finance some of the cost of constructing the Company's new Tilton, New Hampshire facility. Borrowings under the Line of Credit bear interest at LIBOR plus 125 basis points repriced monthly. The Company is not required to pay a commitment fee on the unused portion of the Line of Credit commitment. In connection with these new credit facilities, the Company's existing credit facilities were amended in certain respects including to provide for the cross-collateralization and cross-default of all such facilities.

  In fiscal 1997 the Company completed its second offering of common stock to the public. The Company issued approximately 1.4 million shares of common stock at a price to the public of $13.50 per share. The Company received approximately $17.5 million in net proceeds from the offering, after underwriting discounts and commissions and expenses incurred by the Company in conjunction with the offering. Also in connection with this public offering, approximately 1.8 million shares of the Company's common stock were sold by selling stockholders. The Company did not receive any proceeds from the sale of shares by selling stockholders.

  The Company had considerably more liquidity at December 27, 1997 than at December 28, 1996, as cash and cash equivalents totaled $19.3 million versus $0.4 million at these respective dates. Cash used in investing activities totaled $8.5 million in fiscal 1997 and $2.4 million for the twelve months ended December 28, 1996. In fiscal 1997 investing activities include approximately $5.9 million in construction and land costs related to the Company's new operations and fulfillment center in Tilton, New Hampshire. During the twelve months ended December 28, 1996 capital investments included additions to property and equipment and a final payment for the Carroll Reed purchase.

  Inventory levels at December 27, 1997 were 62.8% higher than at December 28, 1996, primarily due to the past and future projected growth in the business. Prepaid catalog expenses at December 27, 1997 were 138.6% higher than at December 28, 1996 primarily due to increased catalog circulation and page counts and higher paper inventory balances on hand at December 27, 1997 as compared to December 28, 1996.

  In fiscal 1997 the Company began constructing a new operations and fulfillment center in Tilton, New Hampshire. This new facility is expected to be operational by early 1999. The estimated cost of this new facility, including land, construction and equipment, ranges from $36.0 million to $38.0 million. The Company intends to finance the cost of this new facility with a portion of the net proceeds from its recently completed public offering, bank financing and by other financing arrangements, which may include, without limitation, additional bank financing, a sale-leaseback transaction or government sponsored financing. The Company is also in the process of upgrading its information systems, including implementing new order management and warehouse management systems. Total expenditures for this purpose are estimated at approximately $4.0 million, of which approximately $1.3 million had been spent as of December 27, 1997.

  In fiscal 1997 the Company formulated a plan to handle the Year 2000 issue, which affects most companies that rely on computer systems to process transactions and involves the computer software changes necessary to handle the transition from the year 1999 to 2000. The Company developed a comprehensive list of all software and hardware applications utilized by the Company and identified those applications requiring upgrades to become Year 2000 compliant. In addition, the Company contacted its major third party data processing and information systems resources including its list processor and credit card administrators, and requested certificates of compliance from each one. The Company is in the process of obtaining upgrades for its internal systems that are not currently Year 2000 compliant. The Company's new order management and warehouse management systems, which will represent the majority of the Company's operating systems, will be Year 2000 compliant. The Company does not expect to spend a material amount on upgrading its other systems to become Year 2000 compliant.

  The net proceeds from the Company's recently completed public offering, the Company's existing credit facilities and cash flows from operations are expected to be sufficient to provide the capital resources necessary to support the Company's capital and operating needs for at least the next twelve months.

RECENT ACCOUNTING STANDARDS

  In June 1997 the Financial Accounting Standards Board (the "FASB") issued Statement No. 130 ("SFAS 130"), "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general purpose financial statements. SFAS 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and
(b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS 130 is effective for fiscal years beginning after December 15, 1997. SFAS 130 requires comparative financial statements for earlier years to be restated. The Company intends to adopt the provisions of SFAS 130 in its Form 10-Q for the first quarter of fiscal 1998.

  In June 1997 the FASB issued Statement No. 131, ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information" which establishes new standards for the way public companies report information about operating segments and requires companies to report selected segment information quarterly to stockholders. This statement is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Management is currently evaluating the effects of this change on its reporting of segment information.

FORWARD-LOOKING STATEMENTS

  The above discussion contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended which involve risks and uncertainties. For this purpose, any statements contained herein or incorporated herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, the words "believe," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to the following: changes in consumer spending and consumer preferences; general economic and business conditions; increasing competition in the apparel industry; success of operating initiatives; delays in completing construction of the Company's new Tilton, New Hampshire operations and fulfillment center; difficulties in managing the transition of operations to the new Tilton facility; possible future increases in operating costs; advertising and promotional efforts; brand awareness; the existence or absence of adverse publicity; changes in business strategy; quality of management; availability, terms and deployment of capital; business abilities and judgement of personnel; availability of qualified personnel; labor and employee benefit costs; change in, or the failure to comply with, government regulations; and other factors.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                     DM MANAGEMENT COMPANY AND SUBSIDIARY
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                          PAGE
                                                                                          ----
Report of Independent Accountants.......................................................  19

Consolidated Balance Sheets at December 27, 1997 and December 28, 1996..................  20

Consolidated Statements of Operations for the twelve months ended December 27, 1997 and December 28, 1996 (unaudited), the six months ended December 28, 1996 and
  December 30, 1995 (unaudited) and the twelve months ended June 29, 1996 and
  June 24, 1995.........................................................................  21

Consolidated Statements of Changes in Stockholders' Equity for the twelve months ended
  December 27, 1997, the six months ended December 28, 1996 and the twelve months ended June 29, 1996 and June 24, 1995.................................................  22

Consolidated Statements of Cash Flows for the twelve months ended December 27, 1997 and December 28, 1996 (unaudited), the six months ended December 28, 1996 and
  December 30, 1995 (unaudited) and the twelve months ended June 29, 1996 and
  June 24, 1995.........................................................................  23

Notes to Consolidated Financial Statements..............................................  24

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of DM Management Company:

  We have audited the accompanying consolidated balance sheets of DM Management Company and subsidiary as of December 27, 1997 and December 28, 1996 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the fiscal year ended December 27, 1997, the six months ended December 28, 1996 and each of the two fiscal years in the period ended June 29, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DM Management Company and subsidiary as of December 27, 1997 and December 28, 1996 and the consolidated results of its operations and its cash flows for the fiscal year ended December 27, 1997, the six months ended December 28, 1996 and each of the two fiscal years in the period ended June 29, 1996, in conformity with generally accepted accounting principles.

                                    COOPERS & LYBRAND L.L.P.

Boston, Massachusetts
January 30, 1998

                     DM MANAGEMENT COMPANY AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                (IN THOUSANDS)

                                                                  DECEMBER 27, 1997      DECEMBER 28, 1996
                                                                  -----------------      -----------------
                            ASSETS
Current assets:
  Cash and cash equivalents.......................................     $ 19,260            $    384
  Marketable securities, net of unrealized loss...................        3,890               3,879
  Inventory.......................................................       20,579              12,637
  Prepaid catalog expenses........................................        6,475               2,714
  Deferred income taxes...........................................        5,295               2,670
  Other current assets............................................        1,229                 724
                                                                       --------            --------
   Total current assets...........................................       56,728              23,008
Property and equipment, net.......................................       14,174               7,173
Deferred income taxes.............................................        4,479               7,928
                                                                       --------            --------
   Total assets...................................................     $ 75,381            $ 38,109
                                                                       ========            ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable................................................     $ 14,116            $  8,143
  Accrued expenses................................................        4,161               1,877
  Accrued customer returns........................................        4,779               1,309
  Current portion of long-term debt...............................          837               1,017
                                                                       --------            --------
    Total current liabilities.....................................       23,893              12,346
Long-term debt, less current portion..............................        8,346               4,540
Commitments
Stockholders' equity:
  Special preferred stock (par value $0.01)1,000,000 shares
    authorized....................................................           --                  --
Common stock (par value $0.01) 15,000,000 shares authorized,
  6,098,480 and 4,456,908 shares issued and outstanding as of
  December 27, 1997 and December 28, 1996, respectively...........           61                  44
Additional paid-in capital........................................       58,041              40,048
Unrealized loss on marketable securities..........................         (105)               (115)
Accumulated deficit...............................................      (14,855)            (18,754)
                                                                       --------            --------
  Total stockholders' equity......................................       43,142              21,223
                                                                       --------            --------
  Total liabilities and stockholders' equity......................     $ 75,381            $ 38,109
                                                                       ========            ========


   The accompanying notes are an integral part of the consolidated financial statements.

                     DM MANAGEMENT COMPANY AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                             TWELVE MONTHS ENDED          TRANSITION PERIOD ENDED          TWELVE MONTHS ENDED
                                         ----------------------------  -----------------------------  -----------------------------
                                           DEC. 27,       DEC. 28,       DEC. 28,        DEC. 30,        JUNE 29,       JUNE 24,
                                             1997           1996           1996            1995            1996           1995
                                          (52 WEEKS)     (52 WEEKS)     (26 WEEKS)      (27 WEEKS)      (53 WEEKS)     (52 WEEKS)
                                         -------------  -------------  -------------  --------------  --------------  -------------
                                                         (UNAUDITED)                   (UNAUDITED)
Net sales..............................      $135,533       $ 84,642       $ 43,324         $39,267         $80,585        $72,691
Costs and expenses:
   Product.............................        59,788         37,205         19,436          17,277          35,046         31,211
   Operations..........................        25,615         14,007          6,915           6,862          13,954         12,285
   Selling.............................        33,505         23,727         11,730          12,419          24,416         22,318
   General and administrative..........        10,236          7,442          4,045           3,205           6,602          6,010
   Interest, net.......................            (3)           305            126             127             306             16
                                             --------       --------       --------         -------         -------        -------
Income (loss) from continuing operations
  before income taxes........                   6,392          1,956          1,072            (623)            261            851

Provision (benefit) for income taxes...         2,493        (10,402)       (10,491)            (63)             26             86
                                             --------       --------       --------         -------         -------        -------
Income (loss) from continuing
  operations.............................       3,899         12,358         11,563            (560)            235            765
Discontinued operations:
   Income (loss) from operations.......            --           (476)            --            (598)         (1,074)             8
   Loss on disposal....................            --         (8,511)            --              --          (8,511)            --
                                             --------       --------       --------         -------         -------        -------
Income (loss) from discontinued
  operations.............................          --         (8,987)            --            (598)         (9,585)             8
                                             --------       --------       --------         -------         -------        -------
Net income (loss)......................      $  3,899       $  3,371       $ 11,563         $(1,158)        $(9,350)       $   773
                                             ========       ========       ========         =======         =======        =======

NET INCOME (LOSS) PER SHARE:
Basic:
  Continuing operations................      $   0.81       $   2.86       $   2.65         $ (0.13)        $  0.05        $  0.18
  Discontinued operations..............            --          (2.08)            --           (0.14)          (2.24)            --
                                             --------       --------       --------         -------         -------        -------
  Net income (loss) per share..........      $   0.81       $   0.78       $   2.65         $ (0.27)        $ (2.19)       $  0.18
                                             ========       ========       ========         =======         =======        =======

Weighted average shares outstanding....         4,801          4,329          4,365           4,262           4,277          4,229

Diluted:
  Continuing operations...............       $   0.72       $   2.64       $   2.44         $ (0.13)        $  0.05        $  0.17
  Discontinued operations.............             --          (1.92)            --           (0.14)          (2.16)            --
                                             --------       --------       --------         -------         -------        -------
  Net income (loss) per share.........       $   0.72       $   0.72       $   2.44         $ (0.27)        $ (2.11)       $  0.17
                                             ========       ========       ========         =======         =======        =======

Weighted average shares outstanding....         5,382          4,679          4,736           4,262           4,441          4,610


   The accompanying notes are an integral part of the consolidated financial statements.

                     DM MANAGEMENT COMPANY AND SUBSIDIARY

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                             UNREALIZED
                                                                                ADDITIONAL     LOSS ON                    TOTAL
                                                           PREFERRED   COMMON     PAID-IN    MARKETABLE   ACCUMULATED  STOCKHOLDERS'
                                                             STOCK     STOCK      CAPITAL    SECURITIES     DEFICIT       EQUITY
                                                           ---------  --------  -----------  -----------  ------------ -------------
Balance at June 25, 1994...........................        $      --  $     42  $    39,674  $      (115)    $ (21,740)  $   17,861

Exercise of stock options..........................               --        --           55           --            --           55
Tax benefit from exercise of stock options.........               --        --           61           --            --           61
Stock granted under the 1993 Employee
 Stock Purchase Plan...............................               --        --           37           --            --           37
Change in unrealized losses, net of tax............               --        --           --           64            --           64
Net income.........................................               --        --           --           --           773          773
                                                           ---------  --------  -----------  -----------  ------------ -------------
Balance at June 24, 1995...........................               --        42       39,827          (51)      (20,967)      18,851

Exercise of stock options..........................               --         1           29           --            --           30
Stock granted under the 1993 Employee
  Stock Purchase Plan..............................               --        --           34           --            --           34
Change in unrealized losses, net of tax............               --        --           --          (85)           --          (85)
Net loss...........................................               --        --           --           --        (9,350)      (9,350)
                                                           ---------  --------  -----------  -----------  ------------ -------------
Balance at June 29, 1996...........................               --        43       39,890         (136)      (30,317)       9,480

Exercise of stock options..........................               --         1          145           --            --          146
Tax benefit from exercise of stock options.........               --        --           13           --            --           13
Change in unrealized losses, net of tax............               --        --           --           21            --           21
Net income.........................................               --        --           --           --        11,563       11,563
                                                           ---------  --------  -----------  -----------  ------------ -------------
Balance at December 28, 1996.......................               --        44       40,048         (115)      (18,754)      21,223

Issuance of 1,412,861 shares of common stock, net..               --        14       17,440           --            --       17,454
Exercise of stock options..........................               --         3          408           --            --          411
Tax benefit from exercise of stock options.........               --        --           87           --            --           87
Stock granted under the 1993 Employee
  Stock Purchase Plan..............................               --        --           58           --            --           58
Change in unrealized losses, net of tax............               --        --           --           10            --           10
Net income.........................................               --        --           --           --         3,899        3,899
                                                           ---------  --------  -----------  -----------  ------------ -------------
Balance at December 27, 1997.......................        $      --  $     61  $    58,041  $      (105) $    (14,855)  $   43,142
                                                           =========  ========  ===========  ===========  ============ =============

   The accompanying notes are an integral part of the consolidated financial statements.

                     DM MANAGEMENT COMPANY AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                          TWELVE MONTHS ENDED         TRANSITION PERIOD ENDED         TWELVE MONTHS ENDED
                                      ----------------------------  ---------------------------  ------------------------------
                                        DEC. 27,       DEC. 28,       DEC. 28,       DEC. 30,      JUNE 29,          JUNE 24,
                                          1997           1996           1996           1995          1996              1995
                                       (52 WEEKS)     (52 WEEKS)     (26 WEEKS)     (27 WEEKS)    (53 WEEKS)        (52 WEEKS)
                                      -------------  -------------  -------------  ------------  ------------  ----------------
                                                      (UNAUDITED)                  (UNAUDITED)
Cash flows from operating
 activities:
Net income (loss)....................     $  3,899       $  3,371       $ 11,563      $ (1,158)     $ (9,350)        $    773
Adjustments to reconcile net income
 (loss) to net cash provided by
 (used in) operating activities:
 Depreciation and amortization.......        1,493          1,049            571           432           910              704
 Deferred income taxes...............          824        (10,598)       (10,598)           --            --               --
 Liability for expected losses.......         (231)           231         (2,427)           --         2,658               --
 Write-off of intangible assets......           --          5,336             --            --         5,336               --
 Amortization related to
   discontinued operation............           --            189             --           226           415              203

Changes in assets and liabilities:
   (Increase) decrease in inventory..       (7,942)        (2,783)        (1,771)          390          (622)            (739)
   (Increase) decrease in prepaid
    catalog expenses.................       (3,761)         2,952          1,440        (1,242)          270           (1,436)
   (Increase) decrease in other
    current assets...................         (314)           795            182        (1,170)         (557)             118
   Increase (decrease) in accounts
    payable and accrued expenses.....        8,257          2,084         (1,069)          279         3,432             (292)
   Increase (decrease) in accrued
    customer returns.................        3,470            444             78          (326)           40              163
   (Increase) decrease in net
    current assets (liabilities)
     of discontinued operations.....            39          1,845          2,619        (1,491)       (2,265)            (926)
                                          --------       --------       --------      --------      --------         --------
Net cash provided by (used in)
 operating activities................        5,734          4,915            588        (4,060)          267           (1,432)

Cash flows used in investing
 activities:
   Additions to property and
    equipment........................       (8,494)        (1,512)          (834)         (118)         (796)          (2,656)
   Proceeds from sale of marketable
    securities.......................           --              6             --            --             6            4,130
   Payments for purchase of Carroll
    Reed.............................           --           (907)            --            --          (907)          (4,124)
                                          --------       --------       --------      --------      --------         --------
Net cash used in investing
 activities..........................       (8,494)        (2,413)          (834)         (118)       (1,697)          (2,650)

Cash flows provided by (used in)
 financing activities:
   Borrowings under debt agreements..       21,224         21,972          8,863        16,994        30,103           14,805
   Payments of debt borrowings.......      (17,491)       (24,438)        (8,520)      (12,668)      (28,586)         (11,244)
   Principal payments on capital
    lease obligations................         (107)          (179)           (93)          (75)         (161)            (178)
   Proceeds from stock transactions..          556            186            159            37            64               92
   Issuance of common stock, net.....       17,454             --             --            --            --               --
                                          --------       --------       --------      --------      --------         --------
Net cash provided by (used in)
 financing activities................       21,636         (2,459)           409         4,288         1,420            3,475
                                          --------       --------       --------      --------      --------         --------
Net increase (decrease) in cash and
 cash equivalents....................       18,876             43            163           110           (10)            (607)

Cash and cash equivalents at:
   Beginning of period...............          384            341            221           231           231              838
                                          --------       --------       --------      --------      --------         --------
   End of period.....................     $ 19,260       $    384       $    384      $    341      $    221         $    231
                                          ========       ========       ========      ========      ========         ========

SUPPLEMENTAL INFORMATION:
Purchase of Carroll Reed (Note B):
   Purchase price....................     $     --       $    907       $     --      $     --      $    907         $  5,304
   Accruals recorded, including
    liabilities assumed..............           --             --             --            --            --           (1,180)
                                          --------       --------       --------      --------      --------         --------
   Cash paid for assets and
    ancillary costs..................     $     --       $    907       $     --      $     --      $    907         $  4,124
                                          ========       ========       ========      ========      ========         ========
Non-cash financing activities:
   Increase in capital lease
    obligations......................     $     --       $     38       $     38      $     --      $     --         $    115
Cash paid for interest...............     $    493       $    545       $    252      $    214      $    506         $    298
Cash paid for income taxes...........     $  1,068       $     --       $     --      $      2      $      2         $    175

   The accompanying notes are an integral part of the consolidated financial statements.

                     DM MANAGEMENT COMPANY AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

NATURE OF BUSINESS

     DM Management Company and subsidiary (the "Company") is a specialty direct marketer of high quality women's apparel, accessories, shoes and gifts. The Company currently markets its products through two discrete catalog concepts, J. Jill and Nicole Summers.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. Intercompany balances and transactions have been eliminated.

FISCAL YEAR

     The Company's fiscal year ends on the last Saturday in December. The twelve months ended December 27, 1997 ("fiscal 1997") was a 52-week period, and the first full fiscal year with a December year end. Previously, the Company's fiscal year had ended on the last Saturday in June. The Company's change in fiscal year end resulted in a six-month transition period ended December 28, 1996 (a 26-week period). Financial information for the twelve months ended December 28, 1996 (a 52-week period) and the six months ended December 30, 1995 (a 27-week period) has been presented for comparative purposes and is unaudited. References to the transition periods mean the six-month transition period ended December 28, 1996 and the comparable six-month period ended December 30, 1995. The twelve months ended June 29, 1996 ("fiscal 1996") was a 53-week period. The twelve months ended June 24, 1995 ("fiscal 1995") was a 52-week period.

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

                     DM MANAGEMENT COMPANY AND SUBSIDIARY

MARKETABLE SECURITIES

     The Company's marketable securities consist of investments in mutual funds which are primarily invested in U.S. Treasury, U.S. government and corporate bonds. The marketable securities are classified as available-for-sale and are carried at fair market value in the accompanying consolidated balance sheets, based on quoted market prices at each balance sheet date presented. Unrealized holding losses, net of deferred tax benefits, are included as a separate component of stockholders' equity and are as follows (in thousands):

                                                       DECEMBER 27, 1997   DECEMBER 28, 1996
                                                       ------------------  ------------------
     Unrealized loss...............................          $170                $187
     Deferred tax benefit..........................           (65)                (72)
                                                             ----                ----
     Net unrealized loss on marketable securities..          $105                $115
                                                             ====                ====

     There were no realized gains or losses recorded in any of the reported periods. The Company may choose to hold its marketable securities for a period of less than one year and, accordingly, its marketable securities are classified as current. These marketable securities are exposed to concentrations of credit risk and are managed by a nationally recognized financial institution.

INVENTORY

     Inventory, consisting of merchandise for sale, is stated at the lower of cost or market, with cost determined using the first-in, first-out method.

SELLING EXPENSES

     Selling expenses consist primarily of the cost to produce, print and distribute catalogs. These costs are considered direct-response advertising and as such are capitalized as incurred and amortized over the expected sales life of each catalog, which is generally a period not exceeding four months.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets, which are 30 years for buildings and 1-7 years for equipment, furniture and fixtures. Improvements to leased premises are amortized on a straight-line basis over the shorter of the estimated useful life or the lease term. Maintenance and repairs are charged to expense as incurred. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to income. Assets under capital leases are recorded at the present value of future lease payments and are depreciated over the term of the lease.

LONG-LIVED ASSETS

     Management periodically considers whether there has been a permanent impairment in the value of its long-lived assets, primarily property and equipment and intangible assets, by evaluating various factors, including current and projected future operating results and undiscounted cash flows. Based on this assessment, management concluded that as of December 27, 1997 and December 28, 1996, the Company's long-lived assets were fully realizable.

                     DM MANAGEMENT COMPANY AND SUBSIDIARY

NET INCOME (LOSS) PER SHARE

     The Company calculates net income (loss) per share ("EPS") in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share." SFAS 128 requires the disclosure of basic and diluted EPS for financial statements issued for periods ending after December 15, 1997. Previously, the Company had disclosed primary and fully diluted EPS. The restatement of all prior period EPS data presented is also required. Basic EPS excludes potentially dilutive securities and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS, similar to fully diluted EPS, reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares that then shared in the earnings of the entity. A reconciliation of the numerators and denominators of the basic and diluted per share computation for income from continuing operations follows (in thousands, except per share data):

                                                         TWELVE MONTHS ENDED     TRANSITION PERIOD ENDED    TWELVE MONTHS ENDED
                                                       -----------------------  -------------------------  ----------------------
                                                        DEC. 27,    DEC. 28,     DEC. 28,      DEC. 30,     JUNE 29,    JUNE 24,
                                                          1997        1996         1996          1995         1996        1995
                                                       (52 WEEKS)  (52 WEEKS)   (26 WEEKS)    (27 WEEKS)   (53 WEEKS)  (52 WEEKS)
                                                       ----------  -----------  -----------  ------------  ----------  ----------
                                                                   (UNAUDITED)               (UNAUDITED)
Numerator:
 Income (loss) from continuing operations.............    $3,899      $12,358      $11,563        $ (560)     $  235      $  765
                                                          ======      =======      =======        ======      ======      ======
Denominator (shares):
 Basic weighted average shares outstanding............     4,801        4,329        4,365         4,262       4,277       4,229
 Assumed exercise of stock options....................       581          350          371            --         164         381
                                                          ------      -------      -------        ------      ------      ------
 Diluted weighted average shares outstanding..........     5,382        4,679        4,736         4,262       4,441       4,610
                                                          ======      =======      =======        ======      ======      ======
Income (loss) from continuing operations per share:
 Basic................................................    $ 0.81      $  2.86      $  2.65        $(0.13)     $ 0.05      $ 0.18
 Diluted..............................................    $ 0.72      $  2.64      $  2.44        $(0.13)     $ 0.05      $ 0.17

     Options to purchase 86,000 shares of common stock at $16.13 per share were outstanding at December 27, 1997 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. These options were granted during the fourth quarter of fiscal 1997.

     Subsequent to December 27, 1997, options to purchase 100,000 shares of the Company's common stock were granted and 169,423 options were exercised pursuant to the Company's stock option plans. Additionally, 30,104 shares of the Company's common stock were issued to employees pursuant to the Company's 1993 Employee Stock Purchase Plan.

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

RECLASSIFICATIONS

     Certain financial statement amounts have been reclassified to be consistent with the presentation for fiscal 1997.

                     DM MANAGEMENT COMPANY AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RECENT ACCOUNTING STANDARDS

     In June 1997 the Financial Accounting Standards Board (the "FASB") issued Statement No. 130 ("SFAS 130"), "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general purpose financial statements. SFAS 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and
(b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS 130 is effective for fiscal years beginning after December 15, 1997. SFAS 130 requires comparative financial statements for earlier years to be restated. The Company intends to adopt the provisions of SFAS 130 in its Form 10-Q for the first quarter of fiscal 1998.

     In June 1997 the FASB issued Statement No. 131, ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information" which establishes new standards for the way public companies report information about operating segments and requires companies to report selected segment information quarterly to stockholders. This statement is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Management is currently evaluating the effects of this change on its reporting of segment information.

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

     On May 20, 1996, the Company announced its plan to divest its Carroll Reed segment due to the incompatibility of the customer base and product line of this segment with those of its other segment. Accordingly, the Carroll Reed segment has been accounted for as a discontinued operation, and all assets, liabilities, results of operations and cash flows associated with the Carroll Reed segment have been segregated from those associated with continuing operations. In connection with this divestiture, the Company recorded a charge of $8,511,000 in fiscal 1996 for the loss on disposal of discontinued operations, consisting of $5,336,000 related to the write-off of the remaining unamortized intangible assets and $3,175,000 for expected losses during the phase-out period. The results of the Carroll Reed operations through May 20, 1996, including fiscal 1996 net sales through May 20, 1996 of $12,415,000, have been classified as income (loss) from discontinued operations in the accompanying consolidated statements of operations. Since May 20, 1996, the results of this discontinued operation have been charged to the liability for expected losses established in connection with the divestiture and have had no impact on the Company's operating results. As of December 27, 1997, the Company had completed the phase-out of its Carroll Reed segment and had utilized its reserve for expected losses.

     The net current assets and liabilities of the Carroll Reed segment, which have been included in other current assets in the accompanying consolidated balance sheet at December 28, 1996, is summarized below (in thousands):

                                                                           DECEMBER 28, 1996
                                                                           ------------------
          Other current assets.........................................              $  49
          Accrued customer returns.....................................                 (9)
          Liability for expected losses................................               (231)
                                                                                     -----
          Net current assets (liabilities) of discontinued operations..              $(191)
                                                                                     =====

                     DM MANAGEMENT COMPANY AND SUBSIDIARY

C.   PROPERTY AND EQUIPMENT:

     Property and equipment consists of the following (in thousands):

                                                                 DECEMBER 27, 1997   DECEMBER 28, 1996
                                                                 ------------------  ------------------
          Land and building...............................            $ 9,657             $ 5,163
          Equipment.......................................              4,176               3,533
          Furniture, fixtures and leasehold improvements..              1,684                 816
          Construction in progress........................              2,674                 185
                                                                      -------             -------
            Total property and equipment....................           18,191               9,697
          Less accumulated depreciation and amortization..             (4,017)             (2,524)
                                                                      -------             -------
            Property and equipment, net.....................          $14,174             $ 7,173
                                                                      =======             =======

D.   DEBT:

     The Company's credit facilities at December 27, 1997 consisted of (i) a $1,650,000 real estate loan (the "Real Estate Loan"); (ii) a $3,600,000 term loan (the "Term Loan"); (iii) an $8,500,000 revolving line of credit (the "Revolver"); and (iv) a $4,300,000 bridge loan (the "Bridge Loan"). All of the Company's credit facilities at December 27, 1997 were collateralized by a security interest in substantially all assets of the Company other than its marketable securities. The Term Loan was also collateralized by the Company's marketable securities. These credit facilities contain various lending conditions and covenants, including restrictions on permitted liens and required compliance with certain financial coverage ratios. A summary of the Company's outstanding long-term credit facilities follows (in thousands):

                                                                 DECEMBER 27, 1997  DECEMBER 28, 1996
                                                                 -----------------  -----------------
            Real estate loans.....................                     $1,613             $1,421
            Term loans............................                      3,240              4,000
            Bridge Loan...........................                      4,300                 --
            Capitalized lease obligations.........                         30                136
                                                                       ------             ------
              Total long-term debt..................                    9,183              5,557
            Less current maturities...............                        837              1,017
                                                                       ------             ------
              Long-term debt, less current portion..                   $8,346             $4,540
                                                                       ======             ======

     Payments on the Real Estate Loan are due monthly, based on a 15-year amortization, with the remaining balance payable on July 30, 2002. Interest on the Real Estate Loan is fixed at 6.81% per annum until August 31, 1999, at which time the Company may select from several interest rate options. Payments on the Term Loan are due quarterly through its maturity on June 1, 2002. The Term Loan provides for several interest rate options. At December 27, 1997, the Term Loan bore interest at 7.36% per annum. The Revolver provides for several interest rate options and expires on June 1, 1999. The Company is required to pay a commitment fee of 1/8th of 1% per annum on the unused portion of the Revolver commitment. There were no Revolver borrowings outstanding at December 27, 1997. At December 27, 1997, interest on the Bridge Loan was fixed at 7.25% per annum. Proceeds from the Bridge Loan were used to finance the purchase of land in Tilton, New Hampshire, that will be the site of the Company's new operations and fulfillment center. The Bridge Loan was scheduled to expire on February 28, 1998. In fiscal 1997 the Company capitalized approximately $50,000 in interest charges related to the Bridge Loan. The Company will continue to capitalize interest on borrowings used to finance the construction of its new facility until such time as that facility is fully operational.

     Subsequent to December 27, 1997, the Bridge Loan was refinanced with a $4,300,000 short-term note (the "Short-Term Note"). The Short-Term Note matures on December 31, 1998 and bears interest at 7.06%. In addition, the Company obtained a $17,000,000 line of credit (the "Line of Credit"), the proceeds of which will be used to finance some of the cost of constructing the Company's new Tilton, New Hampshire facility. Borrowings under the Line of Credit bear interest at

                     DM MANAGEMENT COMPANY AND SUBSIDIARY

LIBOR plus 125 basis points repriced monthly. The Company is not required to pay a commitment fee on the unused portion of the Line of Credit commitment. In connection with these new credit facilities, the Company's existing credit facilities were amended in certain respects including to provide for the cross-collateralization and cross-default of all such facilities.

     At December 27, 1997, aggregate maturities of long-term debt for the next five fiscal years were as follows: fiscal 1998--$837,000; fiscal 1999-- $5,138,000; fiscal 2000--$838,000; fiscal 2001--$837,000; and fiscal 2002--
$1,533,000.

     Import letters of credit are for commitments issued through the Company's bank to guarantee payment of foreign-sourced merchandise within agreed upon time periods according to the terms of the agreements. Outstanding import letters of credit totaled approximately $3,993,000 and $407,000 at December 27, 1997 and December 28, 1996, respectively.

E.   STOCKHOLDERS' EQUITY:

COMMON STOCK

     In fiscal 1997 the Company completed its second offering of common stock to the public. The Company issued 1,412,861 shares of common stock at a price to the public of $13.50 per share. The Company received approximately $17,454,000 in net proceeds from the offering, after underwriting discounts and commissions and expenses incurred by the Company. Expenses incurred by the Company in connection with the offering totaled approximately $567,000. Also in connection with this public offering, 1,752,404 shares of the Company's common stock were sold by selling stockholders. The Company did not receive any of the proceeds from the sale of shares by selling stockholders.

SPECIAL PREFERRED STOCK

     The Company has 1,000,000 shares of special preferred stock, $0.01 par value per share, authorized. No special preferred stock was outstanding at any of the reported balance sheet dates.

F.   STOCK-BASED PLANS:

     At December 27, 1997, the Company had four stock-based plans--the 1988 Incentive Stock Option Plan (the "1988 Stock Option Plan"), the 1993 Incentive and Nonqualified Stock Option Plan (the "1993 Stock Option Plan"), the 1993 Employee Stock Purchase Plan (the "1993 Stock Purchase Plan") and the 1998 Employee Stock Purchase Plan (the "1998 Stock Purchase Plan"). The 1998 Stock Purchase Plan still must be approved by the Company's stockholders. The Company applies Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," and related interpretations accounting for its stock option plans and employee stock purchase plans. No compensation cost has been recognized for these plans.

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

     The 1993 Stock Option Plan authorizes (i) the grant of options to purchase common stock intended to qualify as incentive stock options as defined in
Section 422 of the Internal Revenue Code of 1986, as amended, and (ii) the grant of options that do not so qualify. At December 27, 1997, the 1993 Stock Option Plan authorized the issuance of options to purchase up to 1,200,000 shares of common stock. The Compensation Committee of the Board of Directors administers the 1993 Stock Option Plan and within certain limits has discretion to determine the terms and conditions of options granted under the plan. The 1993 Stock Option Plan also provides for the automatic grant of options to purchase a specified number of shares to non-employee directors. The maximum term of options granted under the 1993 Stock Option Plan is 10 years.

                      DM MANAGEMENT COMPANY AND SUBSIDIARY

STOCK PURCHASE PLAN

  Each of the 1993 Stock Purchase Plan and the 1998 Stock Purchase Plan authorizes the issuance of up to 100,000 shares of the Company's common stock to eligible employees. Pursuant to the plans, eligible employees may be granted the opportunity to purchase common stock of the Company at 85% of market value on the first or last business day of the calendar year, whichever is lower. A total of 37,302 and 71,480 shares of common stock remained available for issuance under the 1993 Stock Purchase Plan at December 27, 1997 and December
28, 1996, respectively.   On December 31, 1997, 30,104 shares of common stock
were issued under the 1993 Stock Purchase Plan at an aggregate purchase price of approximately $96,000, immediately after which the 1993 Stock Purchase Plan was terminated. Other issuances of common stock under the 1993 Stock Purchase Plan have been made as follows: on December 31, 1996, 34,178 shares at an aggregate purchase price of approximately $58,000, on December 30, 1995, 19,385 shares at an aggregate purchase price of approximately $34,000 and prior to December 30, 1995 a total of 9,135 shares. No shares have been issued under the 1998 Stock Purchase Plan.

  The following table reflects the activity under the 1988 Stock Option Plan and the 1993 Stock Option Plan:

                                            1988 STOCK OPTION PLAN              1993 STOCK OPTION PLAN
                                ----------------------------------------------  -----------------------
                                             EXERCISE    WTD. AVG.                EXERCISE    WTD. AVG.
                                  NUMBER       PRICE     EXERCISE     NUMBER       PRICE      EXERCISE
                                OF SHARES    PER SHARE     PRICE    OF SHARES    PER SHARE      PRICE
                                ----------  -----------  ---------  ----------  ------------  ---------
Balance at June 25, 1994          567,327   $0.17--6.10      $1.49     45,000   $9.00--10.88     $ 9.50
    Granted..............              --            --         --     77,000    2.75--15.00      10.70
    Exercised............         (55,673)   0.17--1.67       0.97         --             --         --
    Canceled.............         (22,310)   0.17--1.67       1.67         --             --         --
                                 --------   -----------      -----    -------   ------------     ------
Balance at June 24, 1995......    489,344     0.17-6.10       1.54    122,000     2.75-15.00      10.26
    Granted...................         --            --         --    421,000      2.06-5.00       2.90
    Exercised.................    (24,850)    0.17-1.67       1.16         --             --         --
    Canceled..................     (1,500)         1.67       1.67    (23,000)    4.00-10.88       8.35
                                 --------   -----------      -----    -------   ------------     ------
Balance at June 29, 1996......    462,994     0.17-6.10       1.56    520,000     2.06-15.00       4.38
    Granted...................         --            --         --     62,500      3.13-3.25       3.20
    Exercised.................   (149,797)    0.17-1.67       0.94     (1,818)          2.75       2.75
    Canceled..................     (2,830)         1.67       1.67    (25,000)         15.00      15.00
                                 --------   -----------      -----    -------   ------------     ------
Balance at December 28, 1996..    310,367     0.17-6.10       1.86    555,682     2.06-15.00       3.76
    Granted...................         --            --         --    432,500     3.63-16.13       9.47
    Exercised.................   (170,468)    0.17-6.10       2.02    (24,065)    2.25- 5.00       2.72
    Canceled..................     (1,500)         1.67       1.67     (7,800)    2.75- 5.00       3.44
                                 --------   -----------      -----    -------   ------------     ------
Balance at December 27, 1997..    138,399   $      1.67      $1.67    956,317   $ 2.06-16.13     $ 6.38
                                 ========   ===========      =====    =======   ============     ======

                      DM MANAGEMENT COMPANY AND SUBSIDIARY

  Options exercisable under the 1988 Stock Option Plan and the 1993 Stock Option Plan were as follows:

                                                 DECEMBER 27, 1997  DECEMBER 28, 1996
                                                 -----------------  -----------------
1988 Stock Option Plan.....................            138,399            293,117
1993 Stock Option Plan.....................            273,382            138,282
                                                      --------           --------
   Total...................................            411,781            431,399
                                                      ========           ========
Weighted average exercise price per share..           $   3.67           $   2.86
                                                      ========           ========

  The following table summarizes information about options outstanding under the 1988 Stock Option Plan and the 1993 Stock Option Plan at December 27, 1997:

                                            OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                     -----------------------------------------------------   -----------------------------
                                  NUMBER           WTD. AVG.      WTD. AVG.       NUMBER         WTD. AVG.
     RANGE OF EXERCISE         OUTSTANDING AT      REMAINING      EXERCISE    EXERCISABLE AT     EXERCISE
          PRICES             DECEMBER 27, 1997  CONTRACTUAL LIFE    PRICE    DECEMBER 27, 1997     PRICE
     -------------------     -----------------  ----------------  ---------  -----------------   --------
  $  1.67 --   2.25.....          396,399           3.5 years      $ 2.01         251,899         $ 1.90
     2.75 --   3.63.....          213,817           5.3 years        3.39          58,350           3.24
     4.25 --   5.75.....          119,000           5.5 years        4.68          30,866           4.46
     7.50 --   11.19....          234,500           5.8 years        9.63          54,000           8.42
    11.68 --   16.13....          131,000           6.8 years       15.23          16,666          15.00
                                ---------                                         -------
     Total..............        1,094,716           5.0 years      $ 5.79         411,781         $ 3.67
                                =========                                         =======

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

  Had compensation cost for the Company's stock-based plans been based on the fair value at the grant dates for awards made under these plans consistent with SFAS 123, the Company's net income (loss) and EPS would have been as follows (in thousands, except per share data):

                         TWELVE MONTHS ENDED    TRANSITION PERIOD ENDED   TWELVE MONTHS ENDED
                      ------------------------ -------------------------  --------------------
                       DEC. 27,    DEC. 28,     DEC. 28,     DEC. 30,          JUNE 29,
                         1997        1996         1996         1995              1996
                      (52 WEEKS)  (52 WEEKS)   (26 WEEKS)   (27 WEEKS)        (53 WEEKS)
                      ----------  ----------   ------------ -----------       ----------
                                  (UNAUDITED)               (UNAUDITED)
Net income (loss):
   As reported......     $3,899      $3,371       $11,563      $(1,158)         $(9,350)
   Pro forma........      3,478       3,233        11,498       (1,168)          (9,420)
Basic EPS:
   As reported......       0.81        0.78          2.65        (0.27)           (2.19)
   Pro forma........       0.72        0.75          2.63        (0.27)           (2.20)
Diluted EPS:
   As reported......       0.72        0.72          2.44        (0.27)           (2.11)
   Pro forma........     $ 0.65      $ 0.69       $  2.43      $ (0.27)         $ (2.12)

                     DM MANAGEMENT COMPANY AND SUBSIDIARY

    The Black-Scholes option-pricing model is used to estimate the fair value on the date of grant of each option granted after December 25, 1994. The Black-Scholes model is also used to estimate the fair value of the employees' purchase rights. In each case, the following assumptions were used for stock option and employee purchase right grants during fiscal 1997:

                            1993 STOCK     1993 STOCK
                           OPTION PLAN   PURCHASE PLAN
                           ------------  --------------
Dividend yield...........          0.0%            0.0%
Expected volatility......         60.0%           50.0%
Risk free interest rate..          6.2%            5.4%
Expected lives...........    4.6 years          1 year

    The weighted average fair value of options granted and the average fair value of the employee purchase rights granted were as follows:

                                           TWELVE MONTHS ENDED    TRANSITION PERIOD ENDED   TWELVE MONTHS ENDED
                                         ------------------------ ------------------------  --------------------
                                         DEC. 27,    DEC. 28,     DEC. 28,      DEC. 30,         JUNE 29,
                                          1997        1996          1996         1995              1996
                                        (52 WEEKS)  (52 WEEKS)   (26 WEEKS)    (27 WEEKS)       (53 WEEKS)
                                         --------    --------     --------      --------         --------
                                                    (UNAUDITED)                (UNAUDITED)
Fair value of options granted..........    $5.30       $1.76        $1.83         $1.20            $1.61
Fair value of purchase rights granted..    $1.36       $0.67        $  --         $  --            $0.67

G.    BENEFIT PLANS:

      The Company offers a savings plan (the "Savings Plan") to its employees, which permits participants to make contributions by salary reduction pursuant to
Section 401(k) of the Internal Revenue Code. At the discretion of the Board of Directors, the Company may also make contributions dependent on profits each year for the benefit of all eligible employees under the Savings Plan. Employee eligibility is based on minimum age and employment requirements. The Company contributed approximately $100,000, $10,000, $0, and $12,000 to the Savings Plan for fiscal 1997, the six months ended December 28, 1996, fiscal 1996, and fiscal 1995, respectively.

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

                      DM MANAGEMENT COMPANY AND SUBSIDIARY

    Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                        DECEMBER 27, 1997  DECEMBER 28, 1996
                                        -----------------  -----------------
Deferred tax assets:
 Net operating losses.............            $ 4,787            $ 6,771
 Inventory........................              2,593              1,847
 Reserve for customer returns.....              1,743                513
 Discontinued segment.............              1,947              2,166
 Other............................                768                417
                                              -------            -------
  Total deferred tax assets.......             11,838             11,714
                                              -------            -------
Deferred tax liabilities:
 Prepaid catalogs.................              1,899              1,007
 Other............................                165                109
                                              -------            -------
  Total deferred tax liabilities..              2,064              1,116
                                              -------            -------
    Net deferred tax assets.......            $ 9,774            $10,598
                                              =======            =======

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

    At December 27, 1997, the Company had available net operating loss ("NOL") carryforwards of approximately $13,122,000, of which $297,000 expires in fiscal 2003, $7,912,000 expires in fiscal 2004, $2,530,000 expires in fiscal 2005 and
$2,383,000 expires in fiscal 2006.

    Section 382 of the Internal Revenue Code of 1986, as amended, restricts a corporation's ability to use its NOL carryforwards following certain "ownership changes." The Company determined that such an ownership change occurred as a result of its initial public offering ("IPO") and accordingly the amount of the Company's pre-IPO NOL carryforwards available for use in any particular taxable year is limited to approximately $1.5 million annually. To the extent that the Company does not utilize the full amount of the annual NOL limit, the unused amount may be used to offset taxable income in future years. NOL carryforwards expire 15 years after the tax year in which they arise, and the last of the Company's current NOL carryforwards will expire in its fiscal 2006 tax year.

                      DM MANAGEMENT COMPANY AND SUBSIDIARY

    The components of the Company's provision (benefit) for income taxes for continuing operations are as follows (in thousands):

                                          TWELVE MONTHS ENDED     TRANSITION PERIOD ENDED         TWELVE MONTHS ENDED
                                        -----------------------  -------------------------  --------------------------------
                                         DEC. 27,    DEC. 28,    DEC. 28,     DEC. 30,      JUNE 29,          JUNE 24,
                                           1997        1996        1996         1995          1996              1995
                                        (52 WEEKS)  (52 WEEKS)  (26 WEEKS)   (27 WEEKS)    (53 WEEKS)        (52 WEEKS)
                                          -------    --------    --------     --------      --------          --------
                                                    (UNAUDITED)               (UNAUDITED)
Current:
   Federal............................     $1,379    $     98     $     53        $ (88)        $   8          $  40
   State..............................        750          98           54           25            18             46
Deferred:
   Federal............................        213      (9,164)      (9,164)          --            --             --
   State..............................        151      (1,434)      (1,434)          --            --             --
                                           ------    --------     --------        -----         -----          -----
Provision (benefit) for income taxes..     $2,493    $(10,402)    $(10,491)       $ (63)        $  26          $  86
                                           ======    ========     ========        =====         =====          =====

    The difference in income taxes at the U. S. federal statutory rate and the income tax provision (benefit) reported in the accompanying consolidated statements of operations is as follows (in thousands):

                                                TWELVE MONTHS ENDED     TRANSITION PERIOD ENDED          TWELVE MONTHS ENDED
                                             ------------------------  --------------------------  --------------------------------
                                              DEC. 27,    DEC. 28,     DEC. 28,      DEC. 30,      JUNE 29,          JUNE 24,
                                                1997        1996         1996          1995          1996              1995
                                             (52 WEEKS)  (52 WEEKS)   (26 WEEKS)    (27 WEEKS)    (53 WEEKS)        (52 WEEKS)
                                              --------    --------     --------      --------      --------          --------
                                                          (UNAUDITED)               (UNAUDITED)
Provision (benefit) for income taxes at the
  U.S. federal statutory rate...........     $2,173     $    665     $    364         $(212)        $  89              $ 289
State taxes, net of federal tax benefits...     320           88           35            17            12                 47
Valuation allowance change.................      --      (10,598)     (10,598)          132            --               (250)
Utilization of NOL carryforward............      --         (557)        (275)           --           (75)                --
Other......................................      --           --          (17)           --            --                 --
                                              -----     --------     --------         -----         -----              -----
Provision (benefit) for income taxes at
 effective rate............................  $2,493     $(10,402)    $(10,491)        $ (63)        $  26              $  86
                                          =========     ========     ========         =====         =====              =====


I.  COMMITMENTS:

    The Company leases certain of its facilities under noncancellable operating leases having initial or remaining terms of more than one year. The majority of these real estate leases require the Company to pay maintenance, insurance and real estate taxes. Total rent expense, including these costs, amounted to approximately $1,052,000 in fiscal 1997, $362,000 during the six months ended December 28, 1996, $666,000 in fiscal 1996 and $581,000 in fiscal 1995.

    At December 27, 1997, future minimum lease payments for operating leases having a remaining term in excess of one year at such date totaled $2,690,000 and were as follows: fiscal 1998--$1,292,000; fiscal 1999-- $1,106,000; fiscal
2000-- $209,000; fiscal 2001--$71,000; and fiscal 2002--$12,000.

    In fiscal 1997 the Company began constructing a new operations and fulfillment center in Tilton, New Hampshire. This new facility is expected to be operational by early 1999. The estimated cost of this new facility, including land, construction and equipment, ranges from $36.0 to $38.0 million.

                     DM MANAGEMENT COMPANY AND SUBSIDIARY

J.   RELATED PARTY:

     In fiscal 1996 the Company terminated its relationship with Shannon North America, Limited ("Shannon"), a joint venture between the Company and Aer Rianta cpt. The Company's investment in Shannon was immaterial. In fiscal 1997 the Company continued to provide various operational services to Shannon. Amounts charged to Shannon totaled approximately $174,000 in fiscal 1997, $180,000 during the six months ended December 28, 1996, $690,000 in fiscal 1996 and $555,000 in fiscal 1995.

K.   QUARTERLY FINANCIAL DATA (UNAUDITED): (in thousands, except per share data)

                                                                                   FISCAL 1997 QUARTER ENDED
                                                                --------------------------------------------------------------
                                                                MARCH 29, 1997   JUNE 28, 1997   SEPT. 27, 1997  DEC. 27, 1997
                                                                ---------------  --------------  --------------  -------------
Net sales.....................................................         $24,543         $32,885          $31,649        $46,456
Net income....................................................             541           1,205              691          1,462
Net income per share (basic)..................................            0.12            0.26             0.15           0.27
Net income per share (diluted)................................         $  0.11         $  0.23          $  0.13        $  0.24
                                                                               TRANSITION PERIOD QUARTER ENDED
                                                                --------------------------------------------------------------
                                                                                                 SEPT. 28, 1996  DEC. 28, 1996
                                                                                                 --------------  -------------
Net sales.....................................................                                          $20,541        $22,783
Net income....................................................                                              250         11,313
Net income per share (basic)..................................                                             0.06           2.56
Net income per share (diluted)................................                                          $  0.05        $  2.38
                                                                                  FISCAL 1996 QUARTER ENDED
                                                                --------------------------------------------------------------
                                                                SEPT. 30, 1995   DEC. 30, 1995   MARCH 30, 1996  JUNE 29, 1996
                                                                --------------   -------------   --------------  -------------
Net sales.....................................................         $22,312         $16,955          $19,736        $21,582
Income (loss) from continuing operations......................            (274)           (286)             250            545
Net income (loss).............................................            (667)           (491)             264         (8,456)
Income (loss) from continuing operations per share (basic)....           (0.06)          (0.07)            0.06           0.13
Income (loss) from continuing operations per share (diluted)..           (0.06)          (0.07)            0.06           0.11
Net income (loss) per share (basic)...........................           (0.16)          (0.12)            0.06          (1.97)
Net income (loss) per share (diluted).........................         $ (0.15)        $ (0.12)         $  0.06        $ (1.79)
                                                                                  FISCAL 1995 QUARTER ENDED
                                                                --------------------------------------------------------------
                                                                SEPT. 24, 1994   DEC. 24, 1994   MARCH 25, 1995  JUNE 24, 1995
                                                                --------------   -------------   --------------  -------------
Net sales.....................................................         $18,536         $14,890          $19,704        $19,561
Income (loss) from continuing operations......................           1,078            (582)             180             89
Net income (loss).............................................           1,078            (582)             120            157
Income (loss) from continuing operations per share (basic)....            0.26           (0.14)            0.04           0.02
Income (loss) from continuing operations per share (diluted)..            0.23           (0.13)            0.04           0.02
Net income (loss) per share (basic)...........................            0.26           (0.14)            0.03           0.04
Net income (loss) per share (diluted).........................         $  0.23         $ (0.13)         $  0.03        $  0.03

     During the six months ending December 28, 1996, the Company recorded a deferred tax benefit of $10,598,000 (see Note H).

     On May 20, 1996, the Company announced its plan to discontinue the operations of its Carroll Reed segment and recorded a charge of $8,511,000 for the loss on disposal of discontinued operations (see Note B).

     The sum of the quarterly EPS amounts may not equal the full year amount since the computations of the weighted average shares outstanding for each quarter and the full year are made independently.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of DM Management Company:


     Our report on the consolidated financial statements of DM Management Company and subsidiary is included on Page 19 of this Annual Report on Form 10-
K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on Page 39 of this Annual Report on Form 10-K.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


                                                        COOPERS & LYBRAND L.L.P.

Boston, Massachusetts
January 30, 1998

                     DM MANAGEMENT COMPANY AND SUBSIDIARY
                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                            (AMOUNTS IN THOUSANDS)


                                       BALANCE,   AMOUNTS    WRITE-OFFS   BALANCE,
                                      BEGINNING  CHARGED TO   AGAINST      END
ACCRUED CUSTOMER RETURNS:             OF PERIOD  NET INCOME   RESERVE    OF PERIOD
                                      ---------  ----------  ----------  ---------
Year ended December 27, 1997........     $1,309     $40,276     $36,806     $4,779
                                         ======     =======     =======     ======

Six months ended December 28, 1996..     $1,231     $11,634     $11,556     $1,309
                                         ======     =======     =======     ======

Year ended June 29, 1996............     $1,191     $22,534     $22,494     $1,231
                                         ======     =======     =======     ======

Year ended June 24, 1995............     $1,028     $21,062     $20,899     $1,191
                                         ======     =======     =======     ======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND CONSOLIDATED FINANCIAL DISCLOSURE

     Not applicable.

                                   PART III

ITEM  10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth under the captions "Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" appearing in the Company's definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 28, 1998, which will be filed with the Securities and Exchange Commission not later than 120 days after December 27, 1997, is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information set forth under the caption "Remuneration of Executive Officers and Directors" appearing in the Company's definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 28, 1998, which will be filed with the Securities and Exchange Commission not later than 120 days after December 27, 1997, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" appearing in the Company's definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 28, 1998, which will be filed with the Securities and Exchange Commission not later than 120 days after December 27, 1997, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                    PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (1)    FINANCIAL STATEMENTS

   The financial statements filed as part of this report are listed on the Index to Consolidated Financial Statements on Page 18

   (2)    FINANCIAL STATEMENT SCHEDULE

   Index to Consolidated Financial Statement Schedule           Page
                                                                ----
          Report of Independent Accountants                     36
          Schedule II - Valuation and Qualifying Accounts       37


   (3)    EXHIBITS

   Exhibits 10.6 through 10.15 include the Company's compensatory plans or arrangements required to be filed as exhibits pursuant to Item 14(c) of Form 10-K.

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

10.1 Ninth Amended and Restated Registration Rights Agreement, dated as of August 12, 1993, by and among the Company, Allstate Insurance Company, Aegis II Limited Partnership and Aegis Select Limited Partnership (included as Exhibit 10.4 to the Company's Registration Statement on Form S-1, Registration No. 33-67512, and incorporated herein by reference)

10.2   Lease Agreement dated September 14, 1989, between the Company and Richard
       D. Matthews and Richard J. Valentine, Trustees of Bare Cove Realty Trust established u/d/t dated January 10, 1984, as amended (included as Exhibit
       10.13 to the Company's Registration Statement on Form S-1, Registration No. 33-67512, and incorporated herein by reference)

10.3 Third Amendment to Lease Agreement dated September 14, 1989, between the Company and Richard D. Matthews and Richard J. Valentine, Trustees of Bare Cove Realty Trust established u/d/t dated January 10, 1984, as previously amended (included as Exhibit 10.3 to the Company's Transition Report on Form 10-K for the transition period from June 30, 1996 to December 28, 1996, File No. 0-22480, and incorporated herein by reference)

10.4 Fourth Amendment to Lease Agreement dated September 14, 1989, between the Company and Richard D. Matthews and Richard J. Valentine, Trustees of Bare Cove Realty Trust established u/d/t dated January 10, 1984, as previously amended (included as Exhibit 10.4 to the Company's Transition Report on Form 10-K for the transition period from June 30, 1996 to December 28, 1996, File No. 0-22480, and incorporated herein by reference)

10.5 Lease Agreement dated February 21, 1997, between the Company and MacNeill Worldwide, Inc. (included as Exhibit 10.6 to the Company's Transition Report on Form 10-K for the transition period from June 30, 1996 to December 28, 1996, File No. 0-22480, and incorporated herein by reference)

10.6 1988 Incentive Stock Option Plan (included as Exhibit 10.17 to the Company's Registration Statement on Form S-1, Registration No. 33-67512, and incorporated herein by reference)

10.7 1993 Incentive and Nonqualified Stock Option Plan, as amended (included as Appendix A to the Company's definitive Proxy Statement on its annual meeting to Stockholders held on May 8, 1997, File No. 0-22480, and incorporated herein by reference)

10.8 1993 Employee Stock Purchase Plan (included as Exhibit 10.19 to the Company's Registration Statement on Form S-1, Registration No. 33-67512, and incorporated herein by reference)

10.9   1998 Employee Stock Purchase Plan

10.10 1997 Incentive Compensation Plan (included as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 1997, File No. 0-22840, and incorporated herein by reference)

10.11  1998 Incentive Compensation Plan

10.12 Employment Letter Agreement dated December 21, 1995, between the Company and Gordon R. Cooke (included as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 30, 1995, File No. 0-22480, and incorporated herein by reference)

10.13 Employment Letter Agreement dated May 7, 1996, between the Company and John J. Hayes (included as Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended June 29, 1996, File No. 0-22480, and incorporated herein by reference)

10.14 Employment Letter Agreement dated February 25, 1997, between the Company and David Brown (included as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 1997, File No. 0-22480, and incorporated herein by reference)

10.15 Employment Letter Agreement between the Company and Kevin E. Burns (included as Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 27, 1997, File No. 0-22480, and incorporated herein by reference)

10.16 Merchant Services Agreement between the Company and Hurley State Bank, dated July 18, 1995 (included as Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended June 24, 1995, File No. 0-22480, and incorporated herein by reference)

10.17 Grant of Security Interest in Trademarks dated June 5, 1997 between the Company and Citizens Bank of Massachusetts (included as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 1997, File No. 0-22480, and incorporated herein by reference)

10.18 Account Control Agreement dated June 5, 1997 between the Company, Citizens Bank of Massachusetts and Fleet National Bank (included as
       Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 1997, File No. 0-22480, and incorporated herein by reference)

10.19 Real Estate Note dated July 30, 1997 between the Company and Citizens Bank of Massachusetts (included as Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 1997, File No. 0-22480, and incorporated herein by reference)

10.20 Mortgage dated July 30, 1997 between the Company and Citizens Bank of Massachusetts (included as Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 1997, File No. 0-22480, and incorporated herein by reference)

10.21 Amended and Restated Loan Agreement dated October 31, 1997 between the Company and Citizens Bank of Massachusetts (included as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 27, 1997, File No. 0-22480, and incorporated herein by reference)

10.22 Bridge Note dated October 31, 1997 between the Company and Citizens Bank of Massachusetts (included as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 27, 1997, File No. 0-22480, and incorporated herein by reference)

10.23 Mortgage (Bridge Mortgage) dated October 31, 1997 between the Company and Citizens Bank of Massachusetts (included as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 27, 1997, File No. 0-22480, and incorporated herein by reference)

10.24 First Amendment to Security Agreement dated October 31, 1997 between the Company and Citizens Bank of Massachusetts (included as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 27, 1997, File No. 0-22480, and incorporated herein by reference)

10.25 First Amendment to Mortgage dated October 31, 1997 between the Company and Citizens Bank of Massachusetts (included as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 27, 1997, File No. 0-22480, and incorporated herein by reference)

10.26 Replacement Revolving Note dated October 31, 1997 between the Company and Citizens Bank of Massachusetts (included as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 27, 1997, File No. 0-22480, and incorporated herein by reference)

10.27 Second Amended and Restated Loan Agreement dated March 5, 1998 between the Company and Citizens Bank of Massachusetts

10.28 New Bridge Note dated March 5, 1998 between the Company and Citizens Bank of Massachusetts

10.29 Short Term Revolving Note dated March 5, 1998 between the Company and Citizens Bank of Massachusetts

10.30 Second Amendment to Security Agreement dated March 5, 1998 between the Company and Citizens Bank of Massachusetts

10.31 Assignment of Certificate of Deposit dated March 5, 1998 between the Company and Citizens Bank of Massachusetts.

10.32 Amended Bridge Mortgage dated March 5, 1998 between the Company and Citizens Bank of Massachusetts

10.33 Second Amendment to Mortgage (Meredith) dated March 5, 1998 between the Company and Citizens Bank of Massachusetts

10.34 Purchase and Sale Agreement dated August 12, 1997 between the Company and Pike Industries, Inc. (included as Exhibit 10.23 to the Company's Registration Statement on Form S-2 dated September 10, 1997, File No. 0-22480, and incorporated herein by reference)

10.35 Sales Agreement and Deposit Receipt dated July 25, 1997 between the Company and Kathryn M. DeLong (included as Exhibit 10.24 to Amendment No. 1 of the Company's Registration Statement on Form S-2 dated October 17, 1997, File No. 0-22480, and incorporated herein by reference)

10.36 Sales Agreement and Deposit Receipt dated July 25, 1997 between the Company and Alice E. Fabian (included as Exhibit 10.25 to Amendment No. 1 of the Company's Registration Statement on Form S-2 dated October 17, 1997, File No. 0-22480, and incorporated herein by reference)

10.37 Sales Agreement and Deposit Receipt dated July 25, 1997 between the Company and Ralph S. and Kelly F. Jesseman (included as Exhibit 10.26 to Amendment No. 1 of the Company's Registration Statement on Form S-2 dated October 17, 1997, File No. 0-22480, and incorporated herein by reference)

10.38 Lease dated August 15, 1997 between the Company and Central NH Realty, Inc.(included as Exhibit 10.27 to the Company's Registration Statement on Form S-2 dated September 10, 1997, File No. 0-22480, and incorporated herein by reference)

10.39 Construction Agreement dated October 24, 1997 between the Company and Clayco Construction Company, Inc.

PER SHARE EARNINGS
11.1  Statement re: computation of per share earnings

CONSENT OF EXPERTS AND COUNSEL
23.1  Consent of Coopers & Lybrand L.L.P. dated March 27, 1998

FINANCIAL DATA SCHEDULES
27.1  Financial Data Schedule for the year ended December 27, 1997

27.2  Restated Financial Data Schedule for the quarter ended September 27, 1997

27.3  Restated Financial Data Schedule for the quarter ended June 28, 1997

27.4  Restated Financial Data Schedule for the quarter ended March 29, 1997

27.5 Amended and Restated Financial Data Schedule for the transition period ended December 28, 1996

27.6  Restated Financial Data Schedule for the quarter ended September 28, 1996

27.7  Restated Financial Data Schedule for the year ended June 29, 1996

27.8  Amended Financial Data Schedule for the quarter ended March 30, 1996

      (4)   REPORTS ON FORM 8-K

      There were no reports on Form 8-K filed during the quarter ended December 27, 1997.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 DM Management Company


Dated:  March 26, 1998           By: /s/  GORDON R. COOKE
                                     -----------------------------
                                          Gordon R. Cooke
                                          President, Chief Executive Officer,
                                          Chairman of the Board of Directors and
                                          Director (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            SIGNATURE                                     TITLE                           DATE
            ---------                                     -----                           ----
                                       President, Chief Executive Officer,           March 26, 1998
/s/  GORDON R. COOKE                   Chairman of the Board of Directors and
---------------------------------
     Gordon R. Cooke                   Director (Principal Executive Officer)

                                       Vice President -- Finance, Chief              March 26, 1998
/s/  OLGA L. CONLEY                    Financial Officer and Treasurer
---------------------------------
     Olga L. Conley                    (Principal Financial and Accounting
                                       Officer)

/s/  WILLIAM E. ENGBERS                Director                                      March 26, 1998
---------------------------------
     William E. Engbers

/s/  WALTER J. LEVISON                 Director                                      March 26, 1998
---------------------------------
     Walter J. Levison

/s/  THOMAS J. LITLE                   Director                                      March 26, 1998
---------------------------------
     Thomas J. Litle

/s/  RUTH M. OWADES                    Director                                      March 26, 1998
---------------------------------
     Ruth M. Owades

/s/  SAMUEL L. SHANAMAN                Director                                      March 26, 1998
---------------------------------
     Samuel L. Shanaman

                     DM MANAGEMENT COMPANY AND SUBSIDIARY

                                   FORM 10-K

                  FOR THE FISCAL YEAR ENDED DECEMBER 27, 1997

                                 EXHIBIT INDEX
                                 -------------


EXHIBIT                                   DESCRIPTION
-------                                   -----------
NO.
---
           MATERIAL CONTRACTS

10.9       1998 Employee Stock Purchase Plan
10.11      1998 Incentive Compensation Plan
10.27 Second Amended and Restated Loan Agreement dated March 5, 1998 between the Company and Citizens Bank of Massachusetts
10.28 New Bridge Note dated March 5, 1998 between the Company and Citizens Bank of Massachusetts
10.29 Short Term Revolving Note dated March 5, 1998 between the Company and Citizens Bank of Massachusetts
10.30 Second Amendment to Security Agreement dated March 5, 1998 between the Company and Citizens Bank of Massachusetts
10.31 Assignment of Certificate of Deposit dated March 5, 1998 between the Company and Citizens Bank of Massachusetts
10.32 Amended Bridge Mortgage dated March 5, 1998 between the Company and Citizens Bank of Massachusetts
10.33 Second Amendment to Mortgage (Meredith) dated March 5, 1998 between the Company and Citizens Bank of Massachusetts
10.39 Construction Agreement dated October 24, 1997 between the Company and Clayco Construction Company, Inc.

           PER SHARE EARNINGS
11.1       Statement re: computation of per share earnings

           CONSENT OF EXPERTS AND COUNSEL
23.1       Consent of Coopers & Lybrand L.L.P. dated March 27, 1998

           FINANCIAL DATA SCHEDULES
27.1       Financial Data Schedule for the year ended December 27, 1997

27.2       Restated Financial Data Schedule for the quarter ended September 27,
           1997
27.3       Restated Financial Data Schedule for the quarter ended June 28, 1997

27.4       Restated Financial Data Schedule for the quarter ended March 29, 1997

27.5 Amended and Restated Financial Data Schedule for the transition period ended December 28, 1996

27.6       Restated Financial Data Schedule for the quarter ended September 28,
           1996

27.7       Restated Financial Data Schedule for the year ended June 29, 1996

27.8       Amended Financial Data Schedule for the quarter ended March 30, 1996