Form 10-Q
period 1998-03-28
DM MANAGEMENT CO /DE/
filed 1998-05-12
CIK 910721

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q
(MARK ONE)
[X]              QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                     FOR THE QUARTER ENDED MARCH 28, 1998
                                      OR
[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes [X] No [_]

     Shares outstanding of the Registrant's common stock (par value $0.01) at May 1, 1998: 6,303,690

================================================================================

                             DM MANAGEMENT COMPANY
                    INDEX TO QUARTERLY REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED MARCH 28, 1998

                                                                                                   Page
                                                                                                   ----
PART I - FINANCIAL INFORMATION

         Item 1.
           Consolidated Financial Statements.....................................................   3-7

           Consolidated Balance Sheets at March 28, 1998, March 29, 1997 and December 27, 1997...     3

           Consolidated Statements of Operations for the three months ended March 28, 1998 and
           March 29, 1997........................................................................     4

           Consolidated Statements of Cash Flows for the three months ended March 28, 1998 and
           March 29, 1997........................................................................     5

           Notes to Consolidated Financial Statements............................................     6-7

          Item 2.
            Management's Discussion and Analysis of  Financial Condition and Results of Operations   8-10

PART II - OTHER INFORMATION

          Item 6.
            Exhibits and Reports on Form 8-K........................................................   11

Signature...........................................................................................   12

                             DM MANAGEMENT COMPANY
                          CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                            MARCH 28,       MARCH 29,     DECEMBER 27,
                 ASSETS                                                       1998            1997            1997
                                                                         ---------------  -------------  --------------
Current assets:
 Cash and cash equivalents......................................           $ 19,023          $    383      $ 19,260
 Marketable securities, net of unrealized loss..................              3,886             3,846         3,890
 Inventory......................................................             24,104            12,379        20,579
 Prepaid catalog expenses.......................................              3,477             4,201         6,475
 Deferred income taxes..........................................              5,295             2,670         5,295
 Other current assets...........................................              1,641             1,462         1,229
                                                                         ---------------  -------------  --------------
  Total current assets..........................................             57,426            24,941        56,728
Property and equipment, net.....................................             19,917             7,081        14,174
Deferred income taxes...........................................              4,479             7,928         4,479
                                                                         ---------------  -------------  --------------
  Total assets..................................................           $ 81,822          $ 39,950      $ 75,381
                                                                         ===============  =============  ==============

   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable...............................................           $ 11,356          $  8,033      $  14,116
 Accrued expenses...............................................              3,569             2,132          4,161
 Accrued customer returns.......................................              3,838             2,008          4,779
 Short-term borrowings..........................................              9,571               697              -
 Current portion of long-term debt..............................              1,017               971            837
                                                                         ---------------  -------------  --------------
  Total current liabilities.....................................             29,351            13,841         23,893


Long-term debt, less current portion............................              7,296             4,311          8,346

Commitments

Stockholders' equity:
 Special preferred stock (par value $0.01) 1,000,000 shares
  authorized....................................................                  -                 -              -
 Common stock (par value $0.01) 15,000,000 shares authorized,
  6,298,007, 4,534,157 and 6,098,480 shares issued and
  outstanding as of March 28, 1998, March 29, 1997 and
  December 27, 1997,  respectively..............................                 63                45             61
 Additional paid-in capital.....................................             58,900            40,115         58,041
 Unrealized loss on marketable securities.......................               (108)             (149)          (105)
 Accumulated deficit............................................            (13,680)          (18,213)       (14,855)
                                                                         ---------------  -------------  --------------
  Total stockholders' equity....................................             45,175            21,798          43,142
                                                                         ---------------  -------------  --------------
  Total liabilities and stockholders' equity....................           $ 81,822          $ 39,950      $   75,381
                                                                         ===============  =============  ==============





                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                             DM MANAGEMENT COMPANY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                                       THREE MONTHS ENDED
                                                                                 -------------------------------
                                                                                     MARCH 28,       MARCH 29,
                                                                                       1998             1997
                                                                                 --------------    -------------

Net sales...............................................................         $     44,792      $    24,543
Costs and expenses:
     Product............................................................               20,441           10,852
     Operations.........................................................                8,707            4,301
     Selling............................................................               10,364            6,314
     General and administrative.........................................                3,537            2,128
     Interest, net......................................................                 (184)              61
                                                                                 --------------    -------------
Income before income taxes..............................................                1,927              887

Provision for income taxes..............................................                  752              346
                                                                                 --------------    -------------
Net income..............................................................         $      1,175      $       541
                                                                                 ==============    =============
NET INCOME PER SHARE:
Basic:
     Net income per share...............................................         $       0.19      $      0.12
                                                                                 ==============    =============
     Weighted average shares outstanding................................                6,191            4,510

Diluted:
      Net income per share..............................................         $       0.17      $      0.11
                                                                                 ==============    =============
      Weighted average shares outstanding...............................                6,869            4,962




                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                             DM MANAGEMENT COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)



                                                                                          THREE MONTHS ENDED
                                                                                --------------------------------------
                                                                                   MARCH 28,               MARCH 29,
                                                                                     1998                     1997
                                                                                ---------------          --------------
Cash flows from operating activities:
     Net income...............................................................    $     1,175              $     541
Adjustments to reconcile net income to net cash used in operating activities:
     Depreciation.............................................................            618                    337
     Liability for expected losses............................................              -                    (49)
Changes in assets and liabilities:
     (Increase) decrease in inventory.........................................         (3,525)                   258
     (Increase) decrease in prepaid catalog expenses..........................          2,998                 (1,487)
     Increase in other current assets.........................................           (412)                  (690)
     Increase (decrease) in accounts payable and accrued expenses.............         (3,352)                   145
     Increase (decrease) in accrued customer returns..........................           (941)                   699
                                                                                ---------------          --------------
Net cash used in operating activities.........................................         (3,439)                  (246)

Cash flows used in investing activities:
     Additions to property and equipment......................................         (6,361)                  (245)
                                                                                ---------------          --------------
Net cash used in investing activities.........................................         (6,361)                  (245)

Cash flows provided by financing activities:
     Borrowings under debt agreements.........................................         18,731                  4,465
     Payments of debt borrowings..............................................        (10,029)                (4,043)
     Proceeds from stock transactions.........................................            861                     68
                                                                                ---------------          --------------
Net cash provided by financing activities.....................................          9,563                    490

Net decrease in cash and cash equivalents.....................................           (237)                    (1)

Cash and cash equivalents at:
     Beginning of period......................................................         19,260                    384
                                                                                ---------------          --------------
     End of period............................................................    $    19,023              $     383
                                                                                ===============          ==============



                    The accompanying notes are an integral
                part of the consolidated financial statements.

                             DM MANAGEMENT COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

  The financial statements included herein have been prepared by DM Management Company (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and in the opinion of management contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. Accordingly, although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report to Stockholders for the fiscal year ended December 27, 1997.

A.  DEBT:

  The Company's credit facilities at March 28, 1998 consisted of (i) a $1,650,000 real estate loan (the "Real Estate Loan"); (ii) a $3,600,000 term loan (the "Term Loan"); (iii) an $8,500,000 revolving line of credit (the "Revolver"); (iv) a $17,000,000 line of credit (the "Line of Credit"); and (v) a $4,300,000 short-term note (the "Short-Term Note"). All of the Company's credit facilities are collateralized by a security interest in substantially all assets of the Company. These credit facilities contain various lending conditions and covenants, including restrictions on permitted liens and required compliance with certain financial coverage ratios.

  Payments on the Real Estate Loan are due monthly, based on a 15-year amortization, with the remaining balance payable on July 30, 2002. Interest on the Real Estate Loan is fixed at 6.81% per annum until August 31, 1999, at which time the Company may select from several interest rate options. Payments on the Term Loan are due quarterly through its maturity on June 1, 2002. The Term Loan provides for several interest rate options. At March 28, 1998, the Term Loan bore interest at 7.19% per annum. The Revolver provides for several interest rate options and expires on June 1, 1999. At March 28, 1998, borrowings under the Revolver bore interest at 8.5%. The Company is required to pay a commitment fee of 1/8th of 1% per annum on the unused portion of the Revolver commitment. Borrowings under the Line of Credit bear interest at LIBOR plus 125 base points repriced monthly and are payable in full on December 31, 1998. The Company is not required to pay a commitment fee on the unused portion of the Line of Credit commitment. There was $5,271,000 outstanding under the Line of Credit at March 28, 1998. The Short-Term Note matures on December 31, 1998 and bears interest at 7.06% per annum.

  A summary of the Company's outstanding long-term debt follows (in thousands):

                                                               MARCH 28,       MARCH 29,      DECEMBER 27,
                                                                  1998            1997            1997
                                                             --------------  --------------  --------------
Real estate loans.................................              $1,586              $1,393           $1,613
Term loans........................................               3,240               3,800            7,540
Revolving credit facilities.......................               3,460                   -                -
Capitalized lease obligations.....................                  27                  89               30
                                                             --------------  --------------  --------------
     Total long-term debt.........................               8,313               5,282            9,183
Less current maturities...........................               1,017                 971              837
                                                             --------------  --------------  --------------
     Long-term debt, less current portion.........              $7,296              $4,311           $8,346
                                                             ==============  ==============  ==============


                             DM MANAGEMENT COMPANY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (UNAUDITED)

B.  NET INCOME PER SHARE:

  The Company calculates net income per share ("EPS") in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share." Basic EPS excludes potentially dilutive securities and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares that then shared in the earnings of the entity. EPS data for the quarter ended March 29, 1997 has been restated to conform to the provisions of SFAS 128. A reconciliation of the numerators and denominators of the basic and diluted net income per share calculation follows (in thousands, except per share data):

                                                                     THREE MONTHS ENDED
                                                                -----------------------------
                                                                  MARCH 28,       MARCH 29,
                                                                     1998           1997
                                                                --------------  -------------
Numerator:
   Net income................................................     $      1,175       $  541
                                                                ==============  =============
Denominator (shares):
   Basic weighted average shares outstanding.................            6,191        4,510
   Assumed exercise of stock options.........................              678          452
                                                                --------------  -------------
   Diluted weighted average shares outstanding...............            6,869        4,962
                                                                ==============  =============
Net income per share:
     Basic...................................................     $       0.19       $ 0.12
     Diluted.................................................     $       0.17       $ 0.11



C.  RECLASSIFICATIONS:

     Certain financial statement amounts have been reclassified to be consistent with current period presentation.

D.  RECENT ACCOUNTING STANDARDS:

     In June 1997 the Financial Accounting Standards Board (the "FASB") issued Statement No. 130 ("SFAS 130"), "Reporting Comprehensive Income." The Company has determined that the impact of this statement is immaterial to these consolidated financial statements.

     In June 1997 the FASB issued Statement No. 131, ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information" which establishes new standards for the way public companies report information about operating segments and requires companies to report selected segment information quarterly to stockholders. This statement is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. This statement need not be applied to interim financial statements in the initial year of its application. Management is currently evaluating the effect of this statement on its reporting of segment information.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which involves risks and uncertainties. For this purpose, any statements contained herein or incorporated herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, the words "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. The Company's actual results, performance or achievements may differ significantly from the results discussed in or implied by the forward-looking statements. Factors that might cause such a difference include, but are not limited to the following: changes in consumer spending and consumer preferences; general economic and business conditions; increasing competition in the apparel industry; significant changes in customer response rates; success of operating initiatives; delays in completing construction of the Company's new Tilton, New Hampshire operations and fulfillment center; difficulties in managing the transition of operations to the new Tilton facility; delays in implementing the Company's new order management and warehouse management systems; failure of the Company or its significant vendors to become Year 2000 compliant; possible future increases in operating costs; advertising and promotional efforts; brand awareness; the existence or absence of adverse publicity; changes in business strategy; quality of management; availability, terms and deployment of capital; business abilities and judgement of personnel; availability of qualified personnel; labor and employee benefit costs; change in, or the failure to comply with, government regulations; and other factors.

RESULTS OF OPERATIONS

  The following table sets forth the Company's consolidated statements of operations expressed as a percentage of net sales and certain selected operating data:

                                                                          THREE MONTHS ENDED
                                                                    ------------------------------
                                                                      MARCH 28,       MARCH 29,
                                                                        1998            1997
                                                                    -------------  ---------------
CONSOLIDATED STATEMENTS OF OPERATIONS:
Net sales.........................................................         100.0%          100.0%
Costs and expenses:
     Product......................................................          45.6            44.2
     Operations...................................................          19.5            17.5
     Selling......................................................          23.1            25.7
     General and administrative...................................           7.9             8.7
     Interest, net................................................          (0.4)            0.3
                                                                    -------------  ---------------
Income before income taxes........................................           4.3             3.6
Provision for income taxes........................................           1.7             1.4
                                                                    -------------  ---------------
Net income........................................................           2.6%            2.2%
                                                                    =============  ===============
SELECTED OPERATING DATA (IN THOUSANDS):
Catalog circulation (1)                                                   14,800           9,000
Active customers (2)                                                         994             670




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

  (2) As used throughout this Form 10-Q, the term "active customer" means customers who have made a purchase from the Company within the previous 24 months.

COMPARISON OF THE THREE MONTHS ENDED MARCH 28, 1998 WITH THE THREE MONTHS ENDED MARCH 29, 1997

 Net Sales
 During the three months ended March 28, 1998 ("first quarter 1998") net sales increased by 82.5% to $44.8 million from $24.5 million during the three months ended March 29, 1997 ("first quarter 1997"). This net sales increase was primarily attributable to significant sales volume increases from the Company's
J. Jill concept. The net sales growth for the J. Jill concept was primarily attributable to circulation growth and improved response rates. Net sales for the Company's Nicole

Summers concept remained relatively flat during first quarter 1998 as compared to first quarter 1997, as the Company focused on improving the concept's profitability while maintaining consistent sales levels. Total Company catalog circulation increased by 64.4% to 14.8 million during first quarter 1998 from
9.0 million during first quarter 1997. The number of active customers grew to 994,000 at March 28, 1998 from 670,000 at March 29, 1997, an increase of 48.4%.
This increase in active customers was achieved through aggressive prospecting primarily in the J. Jill concept during first quarter 1998.

 Product
  Product costs consist primarily of merchandise acquisition costs (net of term discounts and advertising allowances), including freight costs, and provisions for markdowns. During first quarter 1998 product costs increased by 88.4% to $20.4 million from $10.9 million during first quarter 1997. As a percentage of net sales, product costs increased to 45.6% during first quarter 1998 from 44.2% during first quarter 1997. The increase in product costs as a percentage of net sales is primarily attributable to a new strategic merchandising initiative implemented during first quarter 1998. This initiative was designed to maximize the recovery rate of "wear-now" carry-over items and minimize future potential markdowns by offering moderately discounted fall season merchandise in the Company's early Spring season catalogs. The Company does not currently expect further increases in product costs as a percentage of net sales during fiscal 1998.

 Operations
  Operating expenses consist primarily of order processing costs, such as telemarketing, customer service, fulfillment, shipping, warehousing and credit card processing costs. During first quarter 1998 operating expenses increased by 102.4% to $8.7 million from $4.3 million during first quarter 1997. As a percentage of net sales, operating expenses increased to 19.5% during first quarter 1998 from 17.5% during first quarter 1997. The Company's recent growth has accelerated its need to increase its fulfillment capacity. The Company currently fulfills orders out of its Meredith, New Hampshire facility and two leased interim satellite facilities. This arrangement has generated operational inefficiencies, as well as increased costs, both of which are expected to continue through the first year of operation in the Company's new Tilton, New Hampshire facility, which is currently under construction. Also during first quarter 1998 the Company experienced higher shipping costs as compared to first quarter 1997. First quarter 1997 shipping costs reflect the favorable pricing terms associated with the Company's contract with Airborne Express which expired in August 1997. The Company currently expects the ratio of operating expenses to net sales to improve by fiscal 2000.

 Selling
  Selling expenses consist primarily of the cost to produce, print and distribute catalogs. During first quarter 1998 selling expenses increased by 64.1% to $10.4 million from $6.3 million during first quarter 1997. As a percentage of net sales, selling expenses decreased to 23.1% during first quarter 1998 from 25.7% during first quarter 1997. This decrease was primarily the result of improved catalog productivity in first quarter 1998 as compared to first quarter 1997. The Company does not currently expect further decreases in selling expenses as a percentage of net sales.

 General and Administrative
  General and administrative expenses consist primarily of executive, marketing, information systems and finance expenses. During first quarter 1998 general and administrative expenses increased by 66.2% to $3.5 million from $2.1 million during first quarter 1997. This increase is primarily attributable to increased management infrastructure, increased outside consulting fees and increased depreciation and occupancy costs. As a percentage of net sales, general and administrative expenses decreased to 7.9% during first quarter 1998 from 8.7% during first quarter 1997.

 Income Taxes
  The Company provides for income taxes at an effective tax rate that includes the full federal and state statutory tax rates. The Company's effective tax rate for first quarter 1998 and first quarter 1997 was 39.0%.

LIQUIDITY AND CAPITAL RESOURCES

  During first quarter 1998, the Company funded its working capital needs through cash generated from operations and through use of its credit facilities. The Company used working capital to support costs incurred in advance of revenue generation, primarily inventory acquisition and catalog development, production and mailing costs incurred prior to the beginning of each selling season. The Company has two selling seasons which correspond to the fashion seasons. The Fall season begins in July and ends in December. The Spring season begins in January and ends in early July.

  The Company's credit facilities at March 28, 1998 consisted of (i) a $1.7 million real estate loan (the "Real Estate Loan"); (ii) a $3.6 million term loan (the "Term Loan"); (iii) an $8.5 million revolving line of credit (the "Revolver"); (iv) a $17.0 million line of credit (the "Line of Credit"); and (v) a $4.3 million short-term note (the "Short-Term Note"). All of the Company's credit facilities are collateralized by a security interest in substantially all assets of the Company. These credit facilities contain various lending conditions and covenants, including restrictions on permitted liens and required compliance with certain financial coverage ratios.

  Payments on the Real Estate Loan are due monthly, based on a 15-year amortization, with the remaining balance payable on July 30, 2002. Interest on the Real Estate Loan is fixed at 6.81% per annum until August 31, 1999, at which time the Company may select from several interest rate options. Payments on the Term Loan are due quarterly through its maturity on June 1, 2002. The Term Loan provides for several interest rate options. At March 28, 1998, the Term Loan bore interest at 7.19% per annum. The Revolver provides for several interest rate options and expires on June 1, 1999. At March 28, 1998, borrowings under the Revolver bore interest at 8.5%. The Company is required to pay a commitment fee of 1/8th of 1% per annum on the unused portion of the Revolver commitment. There was approximately $3.5 million outstanding under the Revolver at March 28, 1998. Borrowings under the Line of Credit bear interest at LIBOR plus 125 basis points repriced monthly and are payable in full on December 31, 1998. The Company is not required to pay a commitment fee on the unused portion of the Line of Credit commitment. There was $5.3 million outstanding under the Line of Credit at March 28, 1998. The Short-Term Note matures on December 31, 1998 and bears interest at 7.06% per annum.

  The Company had considerably more liquidity at March 28, 1998 than at March 29, 1997, as cash and cash equivalents totaled $19.0 million versus $0.4 million at these respective dates. The increase in cash and cash equivalents was primarily attributable to proceeds received from the Company's second public
offering, which was completed in 1997.   The Company received approximately
$17.5 million in net proceeds from the offering. Cash used in investing activities totaled $6.4 million during first quarter 1998 and $0.2 million during first quarter 1997. During first quarter 1998 investing activities include approximately $5.0 million in construction costs related to the Company's new operations and fulfillment center in Tilton, New Hampshire.

  Inventory levels at March 28, 1998 were 94.7% higher than at March 29, 1997, primarily due to the past and future projected growth in the business. Prepaid catalog expenses at March 28, 1998 were 17.2% lower than at March 29, 1997 primarily due to the timing of the Company's mailings.

  In fiscal 1997 the Company began constructing a new operations and fulfillment center in Tilton, New Hampshire. This new facility is expected to be operational by early 1999. The estimated cost of this new facility, including land, construction and equipment, ranges from $36.0 million to $38.0 million, of which approximately $10.9 million had been spent as of March 28, 1998. The Company intends to finance the cost of this new facility with a portion of the net proceeds from its recently completed public offering, bank financing and by other financing arrangements, which may include, without limitation, additional bank financing, a sale-leaseback transaction or government sponsored financing. The Company is also in the process of upgrading its information systems, including implementing new order management and warehouse management systems. Total expenditures for this purpose are estimated at approximately $4.0 million, of which approximately $1.6 million had been spent as of March 28, 1998.

FUTURE CONSIDERATIONS

  The Company is currently planning to introduce an assortment of bed, bath and gift items in one of its Fall 1998 J. Jill catalogs. The Company does not expect this offering to significantly affect its financial condition, results of operations or cash flows during fiscal 1998. In addition, the Company plans to circulate its first bed, bath and gift edition of the J. Jill catalog in the Spring of 1999.

RECENT ACCOUNTING STANDARDS

  In June 1997 the Financial Accounting Standards Board (the "FASB") issued Statement No. 130 ("SFAS 130"), "Reporting Comprehensive Income". The Company has determined that the impact of this statement is immaterial to its consolidated financial statements.

  In June 1997 the FASB issued Statement No. 131, ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information" which establishes new standards for the way public companies report information about operating segments and requires companies to report selected segment information quarterly to stockholders. This statement is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. This statement need not be applied to interim financial statements in the initial year of its application. Management is currently evaluating the effect of this statement on its reporting of segment information.

                          PART II - OTHER INFORMATION


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

 10.1 Contract dated April 1, 1998, between the Company and Designed Conveyor Systems, Inc.

FINANCIAL DATA SCHEDULE

 27.1  Financial Data Schedule


 (2)   REPORTS ON FORM 8-K

       The Company has not filed any reports on Form 8-K during the quarter ended March 28, 1998.

                                    SIGNATURE


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         DM MANAGEMENT COMPANY



Dated:  May 11, 1998                     By:  /s/ Olga L. Conley
                                             ----------------------------------
                                                 Olga L. Conley
                                                 Authorized Officer
                                                 Vice President - Finance, Chief
                                                 Financial Officer and Treasurer
                                                 (Principal Financial and
                                                 Accounting Officer)

                             DM MANAGEMENT COMPANY
                                   FORM 10-Q
                     FOR THE QUARTER ENDED MARCH 28, 1998
                                 EXHIBIT INDEX


EXHIBIT  NO.     DESCRIPTION
------------     -----------


                 MATERIAL CONTRACTS

10.1             Contract dated April 1, 1998, between the Company and
                 Designed Conveyor Systems, Inc. (certain exhibits omitted)

                 FINANCIAL DATA SCHEDULE

27.1             Financial Data Schedule
