Form 10-Q
period 1998-06-27
DM MANAGEMENT CO /DE/
filed 1998-08-10
CIK 910721

================================================================================




                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                             --------------------
                                   FORM 10-Q

( MARK ONE)

[X]            QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                      FOR THE QUARTER ENDED JUNE 27, 1998
                                      OR


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



     Shares outstanding of the Registrant's common stock (par value $0.01) at July 31, 1998: 9,568,302



================================================================================

                             DM MANAGEMENT COMPANY

                    INDEX TO QUARTERLY REPORT ON FORM 10-Q

                      FOR THE QUARTER ENDED JUNE 27, 1998


                                                                                                        PAGE
                                                                                                        ----
PART I - FINANCIAL INFORMATION


     Item 1.  Consolidated Financial Statements.......................................................  3-8

          Consolidated Balance Sheets at June 27, 1998, June 28, 1997 and December 27, 1997...........    3

          Consolidated Statements of Operations for the three months and the six
               months ended June 27, 1998 and  June 28, 1997..........................................    4

          Consolidated Statements of Cash Flows for the six months ended June 27, 1998
               and June 28, 1997......................................................................    5

          Notes to Consolidated Financial Statements..................................................  6-8

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations...  9-12

PART II - OTHER INFORMATION
     Item 4.  Submission of Matters to a Vote of Security Holders.....................................    13

     Item 6.  Exhibits and Reports on Form 8-K........................................................    14

Signatures............................................................................................    15

                             DM MANAGEMENT COMPANY

                          CONSOLIDATED BALANCE SHEETS


                                (IN THOUSANDS)
                                  (UNAUDITED)






                      ASSETS
                                                                           JUNE 27,       JUNE 28,      DECEMBER 27,
                                                                             1998           1997            1997
                                                                         -------------  -------------  --------------
Current assets:

 Cash and cash equivalents.....................................           $ 19,300       $     6,388    $      19,260
 Marketable securities, net of unrealized loss.................              3,898             3,872            3,890
 Inventory.....................................................             20,036            11,279           20,579
 Prepaid catalog expenses......................................              5,257             3,870            6,475
 Deferred income taxes.........................................              5,295             2,748            5,295
 Other current assets..........................................              3,758               779            1,229
                                                                          --------       -----------    -------------
   Total current assets........................................             57,544            28,936           56,728
Property and equipment, net....................................             32,579             7,033           14,174
Deferred income taxes..........................................              4,479             7,026            4,479
                                                                          --------       -----------    -------------
   Total assets................................................           $ 94,602       $    42,995    $      75,381
                                                                          ========       ===========    =============
   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

 Accounts payable..............................................           $ 17,279       $     8,164    $      14,116
 Accrued expenses..............................................              6,166             2,709            4,161
 Accrued customer returns......................................              5,134             3,423            4,779
 Short-term borrowings.........................................             13,316                --               --
 Current portion of  long-term debt............................                837               836              837
                                                                          --------       -----------    -------------
   Total current liabilities...................................             42,732            15,132           23,893
Long-term debt, less current portion...........................              3,627             4,446            8,346

Commitments
Stockholders' equity:

 Special preferred stock (par value $0.01) 1,000,000 shares
  authorized...................................................                --                 --               --

 Common stock (par value $0.01) 15,000,000 shares authorized,
  9,505,802, 6,991,881 and 9,147,720 shares issued and
   outstanding as of June 27, 1998, June 28, 1997 and
   December 27, 1997, respectively.............................                 95                70               91
 Additional paid-in capital....................................             58,983            40,501           58,041
 Unrealized loss on marketable securities......................                (96)             (122)            (105)
 Accumulated deficit...........................................            (10,739)          (17,032)         (14,885)
                                                                          --------       -----------    -------------
   Total stockholders' equity..................................             48,243            23,417           43,142
                                                                          --------       -----------    -------------
   Total liabilities and stockholders' equity..................           $ 94,602       $    42,995    $      75,381
                                                                          ========       ===========    =============





                 The accompanying notes are an integral part
                   of the consolidated financial statements.

                             DM MANAGEMENT COMPANY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)



                                                            THREE MONTHS ENDED              SIX MONTHS ENDED
                                                     ------------------------------  -----------------------------
                                                        JUNE 27,        JUNE 28,        JUNE 27,        JUNE 28,
                                                          1998            1997            1998            1997
                                                     --------------  --------------  --------------  --------------

Net sales........................................       $59,359           $32,885         $104,151        $57,428
Costs and expenses:
     Product.....................................        27,009            14,563           47,450         25,415
     Operations..................................        11,121             5,912           19,828         10,213
     Selling.....................................        12,361             7,822           22,725         14,136
     General and administrative..................         4,215             2,606            7,752          4,734
     Interest, net...............................          (220)                7             (404)            68
                                                        -------            -------         -------        -------

Income before income taxes.......................         4,873             1,975            6,800          2,862

Provision for income taxes.......................         1,900               770            2,652          1,116
                                                        -------           -------          -------        -------
Net Income.......................................       $ 2,973           $ 1,205          $ 4,148        $ 1,746
                                                        =======           =======          =======        =======

EARNINGS PER SHARE:
Basic:

     Earnings per share..........................       $  0.31           $  0.18          $  0.44        $  0.26
                                                        =======           =======          =======        =======

     Weighted average shares outstanding.........         9,465             6,823            9,376          6,794

Diluted:

     Earnings per share..........................       $  0.28           $  0.16         $   0.40        $  0.23
                                                        =======           =======         ========        =======

     Weighted average shares outstanding.........        10,455             7,727           10,379          7,585






                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                             DM MANAGEMENT COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                  (UNAUDITED)







                                                                                              SIX MONTHS ENDED
                                                                                      ---------------------------------
                                                                                         JUNE 27,          JUNE 28,
                                                                                           1998              1997
                                                                                      ---------------  ----------------


Cash flows from operating activities:

    Net income.............................................................            $   4,148         $     1,746

Adjustments to reconcile net income to net cash provided by operating activities:

    Depreciation...........................................................                1,270                 754
    Deferred income taxes..................................................                   --                 824
    Liability for expected losses..........................................                   --                (152)

Changes in assets and liabilities:

    Decrease in inventory..................................................                  543               1,358
    (Increase) decrease in prepaid catalog expenses........................                1,218              (1,156)
    (Increase) decrease in other current assets............................               (2,529)                 97
    Increase in accounts payable and accrued expenses......................                5,168                 853
    Increase in accrued customer returns...................................                  355               2,114
                                                                                       ---------         -----------
Net cash provided by operating activities..................................               10,173               6,438


Cash flows used in investing activities:


    Additions to property and equipment....................................              (19,675)               (614)
                                                                                       ---------         -----------
Net cash used in investing activities......................................              (19,675)               (614)


Cash flows provided by financing activities:

    Borrowings under debt agreements.......................................               28,616               5,764
    Payments of debt borrowings............................................              (20,019)             (6,039)
    Proceeds from stock transactions.......................................                  945                 455
                                                                                       ---------         -----------
Net cash provided by financing activities..................................                9,542                 180



Net increase in cash and cash equivalents..................................                   40               6,004


Cash and cash equivalents at:

    Beginning of period....................................................               19,260                 384
                                                                                       ---------         -----------
    End of period..........................................................            $  19,300         $     6,388
                                                                                       =========         ===========





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

A.  DEBT:

     The Company's credit facilities at June 27, 1998 consisted of (i) a $1,650,000 real estate loan (the "Real Estate Loan"); (ii) a $3,600,000 term loan (the "Term Loan"); (iii) an $8,500,000 revolving line of credit (the "Revolver"); (iv) a $17,000,000 line of credit (the "Line of Credit"); and (v) a $4,300,000 short-term note (the "Short-Term Note"). All of the Company's credit facilities are collateralized by a security interest in substantially all assets of the Company. These credit facilities contain various lending conditions and covenants, including restrictions on permitted liens and required compliance with certain financial coverage ratios. Subsequent to June 27, 1998 the Company's credit facilities were amended to modify the calculation of certain financial coverage ratio requirements.

     Payments on the Real Estate Loan are due monthly, based on a 15-year amortization, with the remaining balance payable on July 30, 2002. Interest on the Real Estate Loan is fixed at 6.81% per annum until August 31, 1999, at which time the Company may select from several interest rate options. Payments on the Term Loan are due quarterly through its maturity on June 1, 2002. The Term Loan provides for several interest rate options. At June 27, 1998, the Term Loan bore interest at 7.19% per annum. The Revolver provides for several interest rate options and expires on June 1, 1999. There were no amounts outstanding under the revolver at June 27, 1998. The Company is required to pay a commitment fee of 1/8th of 1% per annum on the unused portion of the Revolver commitment. Borrowings under the Line of Credit bear interest at LIBOR plus 125 base points repriced monthly and are payable in full on December 31, 1998. The Company is not required to pay a commitment fee on the unused portion of the Line of Credit commitment. There was $9,016,000 outstanding under the Line of Credit at June 27, 1998. The Short-Term Note matures on December 31, 1998 and bears interest at 7.06% per annum.

     A summary of the Company's outstanding long-term debt follows (in thousands):

                                                         JUNE 27,        JUNE 28,      DECEMBER 27,
                                                           1998            1997            1997
                                                      --------------  --------------  --------------
Real estate loans.................................        $1,558            $1,650           $1,613
Term loans........................................         2,880             3,600            7,540
Capitalized lease obligations.....................            26                32               30
                                                          ------            ------           ------
     Total long-term debt.........................         4,464             5,282            9,183

Less current maturities...........................           837               836              837
                                                          ------            ------           ------
     Long-term debt, less current portion.........        $3,627            $4,446           $8,346
                                                          ======            ======           ======

B.  STOCK SPLIT:

     On May 29, 1998, the Company announced a three-for-two stock split to be effected in the form of a stock dividend payable on June 30, 1998 to shareholders of record on June 12, 1998. The balance sheets and all earnings per share information have been retroactively restated for all periods presented to include the effects of the stock split.

                     DM MANAGEMENT COMPANY AND SUBSIDIARY

                                  (UNAUDITED)

C.  EARNINGS PER SHARE:

     The Company calculates earnings per share ("EPS") in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share." Basic EPS excludes potentially dilutive securities and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares that then shared in the earnings of the entity. EPS data for the period ended June 28, 1997 has been restated to conform to the provisions of SFAS 128. A reconciliation of the numerators and denominators of the basic and diluted
EPS calculation before and after the stock split follows (in thousands, except per share data):

                                                     THREE MONTHS ENDED             SIX MONTHS ENDED
                                                -----------------------------  ---------------------------
                                                  JUNE 27,        JUNE 28,       JUNE 27,       JUNE 28,
POST-STOCK SPLIT                                    1998            1997           1998          1997
                                                -------------  --------------  ------------- -------------
Numerator:
   Net income................................     $ 2,973          $1,205          $ 4,148       $1,746
                                                  =======          ======          =======       ======
Denominator (shares):
   Basic weighted average shares outstanding.       9,465           6,823            9,376        6,794
   Assumed exercise of stock options.........         990             904            1,003          791
                                                  -------          ------          -------       ------
   Diluted weighted average shares
    outstanding..............................      10,455           7,727           10,379        7,585
                                                  =======          ======          =======       ======
Earnings per share:
     Basic...................................     $  0.31          $ 0.18          $  0.44       $ 0.26
     Diluted.................................     $  0.28          $ 0.16          $  0.40       $ 0.23
                                                     THREE MONTHS ENDED             SIX MONTHS ENDED
                                                -----------------------------  ---------------------------
                                                  JUNE 27,        JUNE 28,       JUNE 27,       JUNE 28,
PRE-STOCK SPLIT                                     1998            1997           1998          1997
                                                -------------  --------------  ------------- -------------
Numerator:
   Net income................................      $2,973          $1,205           $4,148       $1,746
                                                   ======          ======           ======       ======
Denominator (shares):
   Basic weighted average shares outstanding.       6,310           4,548            6,251        4,529
   Assumed exercise of stock options.........         660             603              668          528
                                                   ------          ------           ------       ------
   Diluted weighted average shares
    outstanding..............................       6,970           5,151            6,919        5,057
                                                   ======          ======           ======       ======
Earnings per share:
     Basic...................................      $ 0.47          $ 0.26           $ 0.66       $ 0.39
     Diluted.................................      $ 0.43          $ 0.23           $ 0.60       $ 0.35

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

                     DM MANAGEMENT COMPANY AND SUBSIDIARY

                                    (UNAUDITED)


E.  COMMITMENTS:


     In fiscal 1997 the Company began constructing a new operations and fulfillment center in Tilton, New Hampshire. This new facility is expected to be operational by early 1999. The estimated cost of this new facility, including land, construction and equipment, ranges from $39.0 to $41.0 million.

     Subsequent to June 27, 1998 the Company entered into a lease agreement for a new J. Jill catalog outlet store. The original term of the lease is five years, to begin in August 1998. Minimum annual lease payments due under the lease are approximately $40,000. The Company has an option to terminate the lease within one year of its inception.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which involves risks and uncertainties. For this purpose, any statements contained herein or incorporated herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, the words "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. The Company's actual results, performance or achievements may differ significantly from the results discussed in or implied by the forward-looking statements. Factors that might cause such a difference include, but are not limited to the following: delays in completing construction of the Company's new Tilton, New Hampshire operations and fulfillment center; difficulties in managing the transition of operations to the new Tilton facility; delays or problems in implementing the Company's new order management and warehouse management systems; failure of the Company or its significant vendors to become Year 2000 compliant; the ability of the Company to effectively liquidate its overstocked merchandise; significant changes in customer response rates; changes in consumer spending and consumer preferences; increasing competition in the apparel industry; success of operating initiatives; changes in business strategy; advertising and promotional efforts; quality of management; possible future increases in operating costs; availability, terms and deployment of capital; brand awareness; availability of qualified personnel; business abilities and judgment of personnel; labor and employee benefit costs; general economic and business conditions; change in, or the failure to comply with, government regulations, and other factors.


RESULTS OF OPERATIONS

The following table sets forth the Company's consolidated statements of operations expressed as a percentage of net sales and certain selected operating data:

                                                           THREE MONTHS ENDED     SIX MONTHS ENDED
                                                       ----------------------  ----------------------
                                                        JUNE 27,    JUNE 28,    JUNE 27,    JUNE 28,
CONSOLIDATED STATEMENT OF OPERATIONS:                     1998        1997        1998        1997
                                                       ----------  ----------  ----------  ----------
Net sales.........................................       100.0%       100.0%       100.0%       100.0%
Costs and expenses:
     Product......................................        45.5         44.3         45.6         44.3
     Operations...................................        18.8         18.0         19.1         17.8
     Selling......................................        20.8         23.8         21.8         24.6
     General and administrative...................         7.1          7.9          7.4          8.2
     Interest, net................................        (0.4)           -         (0.4)         0.1
                                                         -----       ------       ------       ------
Income before income taxes........................         8.2          6.0          6.5          5.0
Provision for income taxes........................         3.2          2.3          2.5          2.0
                                                         -----       ------       ------       ------
Net income........................................         5.0%         3.7%         4.0%         3.0%
                                                         =====       ======       ======       ======
SELECTED OPERATING DATA (IN THOUSANDS):
Catalog circulation (1)                                 18,600       12,400       33,400       21,500
Active customers (2)                                     1,103          724        1,103          724





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

     (2) As used throughout this Form 10-Q, the term "active customer" means customers who have made a purchase from the Company within the 24 months preceding the stated period end.



COMPARISON OF THE THREE MONTHS ENDED JUNE 27, 1998 WITH THE THREE MONTHS ENDED JUNE 28, 1997

Net Sales


     During the three months ended June 27, 1998 ("second quarter 1998") net sales increased by 80.5% to $59.4 million from $32.9 million during the three months ended June 28, 1997 ("second quarter 1997"). This net sales growth was primarily attributable to significant sales volume increases from the Company's
J. Jill concept. During second quarter 1998 J. Jill net sales and circulation increased by 186.1% and 135.5%, respectively, as compared to second quarter
1997.   J. Jill's net sales growth was primarily attributable to circulation
growth, an increased average order size and improved response rates.   During
second quarter 1998 net sales and circulation for the Nicole Summers concept decreased by 8.3% and 22.9%, respectively, as compared to second quarter 1997 as the

Company focused on improving the concept's profitability. Total Company catalog circulation increased by 50.0% to 18.6 million during second quarter 1998 from
12.4 million during second quarter 1997. The number of active customers grew to
1.1 million at June 27, 1998 from 0.7 million at June 28, 1997, an increase of 52.3%. Although the Company plans to continue its aggressive customer acquisition strategy, it does not expect the same year over year circulation growth it has experienced since implementing the strategy in the third quarter of 1997.


Product


     Product costs consist primarily of merchandise acquisition costs (net of term discounts and advertising allowances), including freight costs, and provisions for markdowns. During second quarter 1998 product costs increased by 85.5% to $27.0 million from $14.6 million during second quarter 1997. As a percentage of net sales, product costs increased to 45.5% during second quarter 1998 from 44.3% during second quarter 1997. The increase in product costs as a percentage of net sales is primarily attributable to an increase in markdown charges associated with the Company's Nicole Summers concept as lower
than anticipated sales volume from the   Nicole Summers  clearance catalogs
resulted in more overstocks than expected. The Company expects product costs as a percentage of net sales to remain at or near the current level for the remainder of fiscal 1998.


Operations


     Operating expenses consist primarily of order processing costs, such as telemarketing, customer service, fulfillment, shipping, warehousing and credit card processing costs. During second quarter 1998 operating expenses increased by 88.1% to $11.1 million from $5.9 million during second quarter 1997. As a percentage of net sales, operating expenses increased to 18.8% during second quarter 1998 from 18.0% during second quarter 1997. The Company's recent growth has accelerated its need to increase its fulfillment capacity. The Company currently fulfills orders out of its Meredith, New Hampshire facility and two leased interim satellite facilities. This arrangement has generated operational inefficiencies, as well as increased costs, both of which are expected to continue through the first year of operation in the Company's new Tilton, New Hampshire facility, which is currently under construction. The Company currently expects the ratio of operating expenses to net sales to improve by fiscal 2000.


Selling


     Selling expenses consist primarily of the cost to produce, print and distribute catalogs. During second quarter 1998 selling expenses increased by 58.0% to $12.4 million from $7.8 million during second quarter 1997. As a percentage of net sales, selling expenses decreased to 20.8% during second quarter 1998 from 23.8% during second quarter 1997. This decrease was primarily the result of improved catalog productivity in second quarter 1998 as compared to second quarter 1997. The Company does not expect to maintain the catalog productivity levels achieved during second quarter 1998. The anticipated decreases in catalog productivity combined with expected paper and printing cost increases may result in selling expenses as a percentage of net sales exceeding second quarter levels during the remainder of fiscal 1998.


General and Administrative


     General and administrative expenses consist primarily of executive, marketing, information systems and finance expenses. During second quarter 1998 general and administrative expenses increased by 61.7% to $4.2 million from $2.6 million during second quarter 1997. This increase is primarily attributable to increased salaries and performance bonuses and increased depreciation and insurance costs. As a percentage of net sales, general and administrative expenses decreased to 7.1% during first quarter 1998 from 7.9% during first quarter 1997.


COMPARISON OF THE SIX MONTHS ENDED JUNE 27, 1998 WITH THE SIX MONTHS ENDED JUNE 28, 1997

Net Sales


     During the six months ended June 27, 1998 net sales increased by 81.4% to $104.2 million from $57.4 million during the six months ended June 28, 1997. This net sales increase was primarily attributable to significant sales volume increases from the Company's J. Jill concept. During the six months ended June 27, 1998 J. Jill net sales and circulation increased by 199.0% and 140.7%, respectively, as compared to the six months ended June 28, 1997. J. Jill's net sales growth was primarily attributable to circulation growth, an increased average order size and improved response rates. During the six months ended June 27, 1998 net sales and circulation for the Nicole Summers concept decreased by 5.4% and 9.9%, respectively, as compared to the six months ended June 28, 1997 as the Company focused on improving the concept's profitability. Total Company catalog circulation increased by 55.3% to 33.4 million during the six months ended June 27, 1998 from 21.5 million during the six months ended June 28, 1997.

Product


     During the six months ended June 27, 1998 product costs increased by 86.7% to $47.5 million from $25.4 million during the six months ended June 28, 1997. As a percentage of net sales, product costs increased to 45.6% during the six months ended June 27, 1998 from 44.3% during the six months ended June 28, 1997. During the first quarter of 1998 the Company implemented a new strategic merchandising initiative designed to maximize the recovery rate of "wear-now" carry-over items and minimize future potential markdowns by offering moderately discounted fall season merchandise in the Company's early Spring season catalogs. This strategy, combined with increased markdown charges associated
with the Company's Nicole Summers concept during second quarter 1998,   resulted
in the increase in product costs as a percentage of net sales during the six months ended June 27, 1998 as compared to the six months ended June 28, 1997.


Operations


     During the six months ended June 27, 1998 operating expenses increased by 94.1% to $19.8 million from $10.2 million during the six months ended June 28, 1997. As a percentage of net sales, operating expenses increased to 19.1% during the six months ended June 27, 1998 from 17.8% during the six months ended June 28, 1997. Inefficiencies associated with the Company's operation of multiple fulfillment centers, discussed above, are primarily responsible for the increase in operating costs as a percentage of net sales.


Selling


     During the six months ended June 27, 1998 selling expenses increased by 60.8% to $22.7 million from $14.1 million during the six months ended June 28, 1997. As a percentage of net sales, selling expenses decreased to 21.8% during the six months ended June 27, 1998 from 24.6% during the six months ended June 28, 1997. This decrease was primarily the result of improved catalog productivity in the six months ended June 27, 1998 as compared to the six months ended June 28, 1997.


General and Administrative



     During the six months ended June 27, 1998 general and administrative expenses increased by 63.8% to $7.8 million from $4.7 million during the six months ended June 28, 1997. This increase is primarily attributable to increased salaries and performance bonuses, increased outside consulting fees, and increased depreciation and insurance costs. As a percentage of net sales, general and administrative expenses decreased to 7.4% during the six months ended June 27, 1998 from 8.2% during the six months ended June 28, 1997.


INCOME TAXES


     The Company provides for income taxes at an effective tax rate that includes the full federal and state statutory tax rates. The Company's effective tax rate for the six months ended June 27, 1998 and six months ended June 28, 1997 was 39.0%.



LIQUIDITY AND CAPITAL RESOURCES


     During the six months ended June 27, 1998, the Company funded its working capital needs through cash generated from operations. The Company used working capital to support costs incurred in advance of revenue generation, primarily inventory acquisition and catalog development, production and mailing costs incurred prior to the beginning of each selling season. The Company has two selling seasons which correspond to the fashion seasons. The Fall season begins in July and ends in December. The Spring season begins in January and ends in early July.



     The Company's credit facilities at June 27, 1998 consisted of (i) a $1.7 million real estate loan (the "Real Estate Loan"); (ii) a $3.6 million term loan (the "Term Loan"); (iii) an $8.5 million revolving line of credit (the "Revolver"); (iv) a $17.0 million line of credit (the "Line of Credit"); and (v) a $4.3 million short-term note (the "Short-Term Note"). All of the Company's credit facilities are collateralized by a security interest in substantially all assets of the Company. These credit facilities contain various lending conditions and covenants, including restrictions on permitted liens and required compliance with certain financial coverage ratios. Subsequent to June 27, 1998 the Company's credit facilities were amended to modify the calculation of certain financial coverage ratio requirements.



     Payments on the Real Estate Loan are due monthly, based on a 15-year amortization, with the remaining balance payable on July 30, 2002. Interest on the Real Estate Loan is fixed at 6.81% per annum until August 31, 1999, at which time the Company may select from several interest rate options. Payments on the Term Loan are due quarterly through its maturity on June 1, 2002. The Term Loan provides for several interest rate options. At June 27, 1998, the Term Loan bore interest at 7.19% per annum. The Revolver provides for several interest rate options and expires on June 1, 1999. The Company is required to pay a commitment fee of 1/8th of 1% per annum on the unused portion of the Revolver commitment. There were no amounts outstanding under the Revolver at June 27,

1998. Borrowings under the Line of Credit bear interest at LIBOR plus 125 basis points repriced monthly and are payable in full on December 31, 1998. The Company is not required to pay a commitment fee on the unused portion of the Line of Credit commitment. There was $9.0 million outstanding under the Line of Credit at June 27, 1998. The Short-Term Note matures on December 31, 1998 and bears interest at 7.06% per annum.


     Cash used in investing activities totaled $19.7 million during the six months ended June 27, 1998 and $0.6 million during the six months ended June 28, 1998. During the six months ended June 27, 1998 investing activities include approximately $17.3 million in construction costs related to the Company's new operations and fulfillment center in Tilton, New Hampshire. At June 27, 1998 approximately $13.3 million of the $17.3 million had been financed through the use of short-term borrowings.



     Inventory levels at June 27, 1998 were 77.6% higher than at June 28, 1997, primarily due to the past and future projected growth in the business. Prepaid catalog expenses at June 27, 1998 were 35.8% higher than at June 28, 1997 primarily due to higher paper inventory balances at June 27, 1998. The increase in paper inventory is primarily a result of the increased circulation levels for the Company's catalogs and increased paper costs.



     In fiscal 1997 the Company began constructing a new operations and fulfillment center in Tilton, New Hampshire. This new facility is expected to be operational by early 1999. The estimated cost of this new facility, including land, construction and equipment, ranges from $39.0 million to $41.0 million, of which approximately $23.3 million had been spent as of June 27, 1998. The Company intends to finance the cost of this new facility with a portion of the net proceeds from its recently completed public offering, bank financing and by other financing arrangements, which may include, without limitation, additional bank financing, a sale-leaseback transaction, government sponsored financing or a public or private placement of debt. The Company is currently upgrading its order management and warehouse management systems. Total expenditures to be capitalized for the systems project are estimated at approximately $4.0 million, of which approximately $2.0 million had been spent as of June 27, 1998.



     Subsequent to June 27, 1998, the Company sold its marketable securities and recognized an after tax loss of $0.1 million. The proceeds from this sale will be used to fund construction of the new operations and fulfillment center and working capital needs.



     The Company expects that its cash and cash equivalents, existing credit facilities, anticipated new credit facilities, and cash flows from operations will be sufficient to provide the capital resources necessary to support the Company's capital and operating needs for the foreseeable future.



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

     Subsequent to June 27, 1998, the Company entered into a lease agreement for a new J. Jill catalog outlet store.


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

                          PART II - OTHER INFORMATION

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The Company held an Annual Meeting of Stockholders on May 28, 1998. At the Annual Meeting, the stockholders of the Company voted to approve the following actions by the following votes:

 1. To fix the number of directors that shall constitute the whole Board of Directors of the Company at six.

                                                                                  NUMBER OF SHARES
                                                                                 ------------------
          For..................................................................           5,522,381
          Against..............................................................              15,250
          Abstain..............................................................               1,007

 2.  To elect the following individuals as Directors of the Company:

                                                                                       WITHHOLDING
Class B                                                             FOR                 AUTHORITY
-------                                                       ------------------  ------------------
  Walter J. Levison.........................................         5,350,398           188,240
  Ruth M. Owades............................................         5,349,298           189,340

3. To amend the 1993 Incentive and Nonqualified Stock Option Plan to increase the number of shares of common stock that may be issued pursuant to the options granted thereunder from 1,200,000 to 1,600,000.

                                                                                 NUMBER OF SHARES
                                                                                 ----------------
               For.............................................................       2,505,079
               Against.........................................................       1,690,746
               Abstain.........................................................           2,577
               Broker non-votes................................................       1,340,236

4.   To approve the 1998 Employee Stock Purchase Plan.

                                                                                 NUMBER OF SHARES
                                                                                 ----------------
               For.............................................................        3,874,965
               Against.........................................................          320,650
               Abstain.........................................................            2,787
               Broker non-votes................................................        1,340,236

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


     10.1 First Amendment to Second Amended and Restated Loan Agreement dated June 30, 1998 between the Company and Citizens Bank of Massachusetts



     10.2 Lease Agreement dated June 11, 1998 between the Company and Reading Outlet Center Associates D/B/A Mass Realty Company



     10.3 Amended and Restated 1993 Incentive and Nonqualified Stock Option Plan (included as Appendix A to the Company's definitive Proxy Statement for its annual meeting of stockholders held on May 28, 1998, File No. 0-22480, and incorporated herein by reference)



     10.4 1998 Employee Stock Purchase Plan (included as Appendix B to the Company's definitive Proxy Statement for its annual meeting of stockholders held on May 28, 1998, File No. 0-22480, and incorporated herein by reference)


FINANCIAL DATA SCHEDULE


     27.1 Financial Data Schedule



     (2)  REPORTS ON FORM 8-K

     The Company has not filed any reports on Form 8-K during the quarter ended June 27, 1998.

                                    SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    DM Management Company



Dated:  August 10, 1998                  By:  /s/ Olga L. Conley
                                             -----------------------------------
                                             Olga L. Conley
                                             Authorized Officer
                                             Senior Vice President - Finance,
                                             Chief Financial Officer and
                                             Treasurer (Principal Financial
                                             Officer)


Dated:  August 10, 1998                  By:  /s/ Peter J. Tulp
                                             -----------------------------------
                                             Peter J. Tulp
                                             Authorized Officer
                                             Vice President - Finance,
                                             Corporate Controller (Principal
                                             Accounting Officer)

                      DM MANAGEMENT COMPANY & SUBSIDIARY

                         QUARTERLY REPORT ON FORM 10-Q

                      FOR THE QUARTER ENDED JUNE 27, 1998



                                 EXHIBIT INDEX



 EXHIBIT NO.    DESCRIPTION
 -----------    -----------


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


     10.1 First Amendment to Second Amended and Restated Loan Agreement dated June 30, 1998 between the Company and Citizens Bank of Massachusetts



     10.2 Lease Agreement dated June 11, 1998 between the Company and Reading Outlet Center Associates D/B/A Mass Realty Company



     10.3 Amended and Restated 1993 Incentive and Nonqualified Stock Option
          Plan (included as Appendix A to the Company's definitive Proxy Statement for its annual meeting of stockholders held on May 28, 1998, File No. 0-22480, and incorporated herein by reference)



     10.4 1998 Employee Stock Purchase Plan (included as Appendix B to the Company's definitive Proxy Statement for its annual meeting of stockholders held on May 28, 1998, File No. 0-22480, and incorporated herein by reference)


FINANCIAL DATA SCHEDULE


     27.1 Financial Data Schedule