Form 10-Q
period 1998-09-26
DM MANAGEMENT CO /DE/
filed 1998-11-09
CIK 910721

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

( Mark One)

[ X ]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    FOR THE QUARTER ENDED SEPTEMBER 26, 1998
                                       OR
[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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





         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Shares outstanding of the Registrant's common stock (par value $0.01) at October 29, 1998: 9,617,652

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              DM MANAGEMENT COMPANY
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 26, 1998




                                                                                                                            Page

PART I - FINANCIAL INFORMATION

         Item 1.  Consolidated Financial Statements..........................................................................3-8

                  Consolidated Balance Sheets at September 26, 1998, September 27, 1997 and December 27, 1997..................3

                  Consolidated Statements of Operations for the three months and the nine months ended
                           September 26, 1998 and September 27, 1997...........................................................4

                  Consolidated Statements of Cash Flows for the nine months ended September 26, 1998 and
                           September 27, 1997..................................................................................5

                  Notes to Consolidated Financial Statements.................................................................6-8

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.....................9-13


PART II - OTHER INFORMATION

         Item 2.  Changes in Securities and Use of Proceeds...................................................................14

         Item 6.  Exhibits and Reports on Form 8-K............................................................................14


Signatures....................................................................................................................15


                              DM MANAGEMENT COMPANY

                           CONSOLIDATED BALANCE SHEETS

                                 (in thousands)
                                   (unaudited)



                                                                             September 26,  September 27,   December 27,
                                                                                 1998            1997            1997
                                                                             -------------  -------------   ------------
                                    ASSETS
Current assets:
     Cash and cash equivalents .............................................   $  18,806    $     582    $  19,260
     Accounts receivable, net ..............................................       3,594        1,492          373
     Marketable securities, net of unrealized loss .........................        --          3,888        3,890
     Inventory .............................................................      29,083       18,498       20,579
     Prepaid catalog expenses ..............................................       6,097        5,949        6,475
     Deferred income taxes .................................................       5,295        2,748        5,295
     Other current assets ..................................................       1,386          726          856
                                                                               ---------    ---------    ---------
          Total current assets .............................................      64,261       33,883       56,728
     Property and equipment, net ...........................................      40,899        7,930       14,174
     Deferred income taxes .................................................       4,479        7,026        4,479
                                                                               ---------    ---------    ---------
          Total assets .....................................................   $ 109,639    $  48,839    $  75,381
                                                                               ---------    ---------    ---------
                                                                               ---------    ---------    ---------

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable ......................................................   $  13,580    $  10,685    $  14,116
     Accrued expenses ......................................................       7,464        3,258        4,161
     Accrued customer returns ..............................................       5,211        3,752        4,779
     Short-term borrowings .................................................      20,701         --           --
     Current portion of  long-term debt ....................................       9,287          836          837
                                                                               ---------    ---------    ---------
          Total current liabilities ........................................      56,243       18,531       23,893

Long-term debt, less current portion .......................................       3,418        6,150        8,346
Commitments
Stockholders' equity:
     Special preferred stock (par value $0.01) 1,000,000 shares authorized .        --           --           --
     Common stock (par value $0.01) 15,000,000 shares authorized,
      9,599,652, 4,675,786 and 6,098,480 shares issued and outstanding as of
      September 26, 1998, September 27, 1997 and December 27, 1997,
      respectively .........................................................          96           47           61
     Additional paid-in capital ............................................      59,182       40,535       58,041
     Unrealized loss on marketable securities ..............................        --           (107)        (105)
     Accumulated deficit ...................................................      (9,300)     (16,317)     (14,855)
                                                                               ---------    ---------    ---------
          Total stockholders' equity .......................................      49,978       24,158       43,142
                                                                               ---------    ---------    ---------
          Total liabilities and stockholders' equity .......................   $ 109,639    $  48,839    $  75,381
                                                                               ---------    ---------    ---------
                                                                               ---------    ---------    ---------







The accompanying notes are an integral part of the consolidated financial statements.

                              DM MANAGEMENT COMPANY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (in thousands, except per share data)
                                   (unaudited)



                                         Three Months Ended                  Nine Months Ended
                                    -----------------------------       ------------------------------
                                    September 26,   September 27,       September 26,    September 27,
                                        1998            1997                1998             1997
                                    -------------   -------------       -------------    -------------


Net sales ..........................   $  46,580    $  31,649              $ 150,731     $  89,077
Costs and expenses:
     Product .......................      20,283       13,984                 67,733        39,399
     Operations ....................      10,349        6,335                 30,177        16,548
     Selling .......................      10,076        7,459                 32,801        21,595
     General and administrative ....       3,623        2,720                 11,375         7,454
     Interest, net .................         (58)          18                   (462)           86
                                       ---------    ---------              ---------     ---------

Income before income taxes .........       2,307        1,133                  9,107         3,995
Provision for income taxes .........         900          442                  3,552         1,558
                                       ---------    ---------              ---------     ---------

Net income .........................   $   1,407    $     691              $   5,555     $   2,437
                                       ---------    ---------              ---------     ---------
                                       ---------    ---------              ---------     ---------

Earnings per share:

     Basic .........................   $    0.15    $    0.10              $    0.59     $    0.36
     Diluted .......................   $    0.14    $    0.09              $    0.53     $    0.32

Weighted average shares outstanding:

     Basic .........................       9,559        7,001                  9,437         6,863
     Diluted .......................      10,419        7,902                 10,392         7,691




The accompanying notes are an integral part of the consolidated financial statements.

                              DM MANAGEMENT COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)
                                   (unaudited)



                                                                                                      Nine Months Ended
                                                                                             ------------------------------
                                                                                             September 26,    September 27,
                                                                                                  1998             1997
                                                                                             -------------    -------------
Cash flows from operating activities:
    Net income ............................................................................    $  5,555       $  2,437
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
    Depreciation ..........................................................................       2,004          1,226
    Loss on sale of marketable securities .................................................         159           --
    Deferred income taxes .................................................................        --              824
    Liability for expected losses .........................................................        --             (162)
Changes in assets and liabilities:
    Increase in accounts receivable, net ..................................................      (3,221)        (1,138)
    Increase in inventory .................................................................      (8,504)        (5,861)
    (Increase) decrease in prepaid catalog expenses .......................................         378         (3,235)
    Increase in other current assets ......................................................        (530)          (195)
    Increase in accounts payable and accrued expenses .....................................       1,968          3,923
    Increase in accrued customer returns ..................................................         432          2,443
                                                                                               --------       --------
Net cash (used in) provided by operating activities .......................................      (1,759)           262

Cash flows from investing activities:
    Additions to property and equipment ...................................................     (27,930)        (1,983)
    Proceeds from sale of marketable securities ...........................................       3,836           --
                                                                                               --------       --------
Net cash used in investing activities .....................................................     (24,094)        (1,983)

Cash flows from financing activities:
    Borrowings under debt agreements ......................................................      48,002         10,679
    Payments of debt borrowings ...........................................................     (23,779)        (9,250)
    Proceeds from stock transactions ......................................................       1,176            490
                                                                                                -------        --------
Net cash provided by financing activities .................................................      25,399          1,919

Net increase (decrease) in cash and cash equivalents ......................................        (454)           198

Cash and cash equivalents at:
    Beginning of period ...................................................................      19,260            384
                                                                                               --------        --------
    End of period .........................................................................    $ 18,806        $   582
                                                                                               --------        --------
                                                                                               --------        --------




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


A.  Debt:

         The Company's credit facilities at September 26, 1998 consisted of
(i) a $1,650,000 real estate loan (the "Real Estate Loan"); (ii) a $3,600,000 term loan (the "Term Loan"); (iii) an $23,500,000 revolving line of credit (the "Revolver"); (iv) a $17,000,000 line of credit (the "Line of Credit"); and (v) a $4,300,000 short-term note (the "Short-Term Note"). All of the Company's credit facilities are collateralized by a security interest in substantially all assets of the Company. These credit facilities contain various lending conditions and covenants, including restrictions on permitted liens and required compliance with certain financial coverage ratios. During the quarter ended September 26, 1998, the Company's credit facilities were amended. The amendments include releasing the lender's security interest in certain collateral that has since been sold, increasing the amount available under the Revolver from $8,500,000 to $23,500,000 and extending certain maturity dates subject to the Company obtaining a satisfactory commitment letter to provide financing for the Company's new Tilton, New Hampshire operations and fulfillment center.

         Payments on the Real Estate Loan are due monthly, based on a 15-year amortization, with the remaining balance payable on July 30, 2002. Interest on the Real Estate Loan is fixed at 6.81% per annum until August 31, 1999, at which time the Company may select from several interest rate options. Payments on the Term Loan are due quarterly through its maturity on June 1, 2002. The Term Loan provides for several interest rate options. At September 26, 1998, the Term Loan bore interest at 7.00% per annum. The Revolver provides for several interest rate options. At September 26, 1998, borrowings under the Revolver bore interest at 8.5%. $15,000,000 of the Revolver expires on December 31, 1998. The remaining $8,500,00 of the Revolver expires on June 1, 1999. The Company is required to pay a commitment fee of 1/8th of 1% per annum on the unused portion of the Revolver commitment. Borrowings under the Line of Credit bear interest at LIBOR plus 125 base points repriced monthly and are payable in full on December 31, 1998. The Company is not required to pay a commitment fee on the unused portion of the Line of Credit commitment. There was $16,401,000 outstanding under the Line of Credit at September 26, 1998. The Short-Term Note bears interest at 7.06% per annum and matures on December 31, 1998. The maturity dates for $15,000,000 of the Revolver, the Line of Credit, and the Short-Term Note may be extended to March 31, 1999 in accordance with the amendments discussed above.

         A summary of the Company's outstanding long-term debt follows (in thousands):


                                          September 26,   September 27,  December 27,
                                                1998          1997          1997
                                          -------------   -------------  ------------
Real estate loans .......................   $ 1,531          $ 1,641       $ 1,613
Term loans ..............................     2,700            3,420         7,540
Revolver borrowings .....................     8,450            1,895          --
Capitalized lease obligations ...........        24               30            30
                                            -------          -------       -------
     Total long-term debt ...............    12,705            6,986         9,183
Less current maturities .................     9,287              836           837
                                            -------          -------       -------
     Long-term debt, less current portion   $ 3,418          $ 6,150       $ 8,346
                                            -------          -------       -------
                                            -------          -------       -------


                              DM MANAGEMENT COMPANY

                                   (unaudited)



B.  Stock split:

         On May 29, 1998, the Company announced a three-for-two stock split to be effected in the form of a stock dividend payable on June 30, 1998 to shareholders of record on June 12, 1998. All historical earnings per share information has been restated to include the effects of the stock split. The consolidated balance sheets as of December 27, 1997 and September 27, 1997 have not been restated to include the effects of the stock split. All common stock amounts and activity after the date of the stock split reflect the three-for-two stock split.

C.  Earnings per share:

         The Company calculates earnings per share ("EPS") in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share." Basic EPS excludes potentially dilutive securities and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares that then shared in the earnings of the entity. EPS data for the period ended September 26, 1997 has been restated to conform to the provisions of SFAS 128. A reconciliation of the numerators and denominators of the basic and diluted EPS calculation follows (in thousands, except per share data):


                                                     Three Months Ended              Nine Months Ended
                                                -----------------------------   ----------------------------
                                                September 26,   September 27,   September 26,  September 27,
                                                    1998            1997            1998           1997
                                                -------------   -------------   -------------  -------------
Numerator:
   Net income ................................     $ 1,407         $   691         $ 5,555       $ 2,437
                                                   -------         -------         -------       -------
                                                   -------         -------         -------       -------
Denominator (shares):
   Basic weighted average shares outstanding .       9,559           7,001           9,437         6,863
   Assumed exercise of stock options .........         860             901             955           828
                                                   -------         -------         -------       -------
   Diluted weighted average shares outstanding      10,419           7,902          10,392         7,691
                                                   -------         -------         -------       -------
                                                   -------         -------         -------       -------
Earnings per share:
     Basic ...................................     $  0.15         $  0.10         $  0.59       $  0.36
     Diluted .................................     $  0.14         $  0.09         $  0.53       $  0.32



D.  Commitments:

         In fiscal 1997 the Company began constructing a new operations and fulfillment center in Tilton, New Hampshire. This new facility is expected to be fully operational by early 1999. The estimated cost of this new facility, including land, construction and equipment, ranges from $39.0 to $41.0 million.

         During the nine months ended September 26, 1998, the Company entered into a lease agreement for a new J. Jill catalog outlet store. The original term of the lease is five years, commencing in August 1998, with minimum annual lease payments due under the lease of $40,000.

         During September 1998 the Company entered into a lease agreement for office space intended to house the Company's new corporate headquarters. The original term of the lease is ten years commencing on the date following the date on which the premises are ready for occupancy. The current estimated completion date is in September 1999. Minimum annual lease payments due under the lease range from $1,600,000 to $1,785,000. In October 1998 the Company placed $1,300,000 on deposit to secure this lease.

         Subsequent to September 26, 1998, the Company entered into lease agreements for two additional J. Jill catalog outlet stores. The term of the first lease is three years, commencing on the earlier of opening the store or December 1999, with minimum annual lease payments due under the lease of $74,000. The term of the second lease is five years, commencing on the earlier of opening the store or April 1999, with minimum annual lease payments due under the lease of $61,000.

E.  Recent accounting standards:

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which involve risks and uncertainties. For this purpose, any statements contained herein or incorporated herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, the words "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. The Company's actual results, performance or achievements may differ significantly from the results discussed in or implied by the forward-looking statements. Factors that might cause such a difference include, but are not limited to the following: difficulties in managing the transition of operations to the Company's new Tilton, New Hampshire operations and fulfillment center; delays or problems in implementing the Company's new order management and warehouse management systems in the new Tilton facility; failure of the Company or its significant vendors or suppliers to become Year 2000 compliant; the ability of the Company to effectively liquidate its overstocked merchandise; significant changes in customer response rates; changes in consumer spending and consumer preferences; increasing competition in the apparel industry; success of operating initiatives; changes in business strategy; advertising and promotional efforts; quality of management; possible future increases in operating costs; availability, terms and deployment of capital; brand awareness; availability of qualified personnel; business abilities and judgment of personnel; labor and employee benefit costs; general economic and business conditions; change in, or the failure to comply with, government regulations, and other factors.

Results of Operations

The following table sets forth the Company's consolidated statements of operations expressed as a percentage of net sales and certain selected operating data:


                                                                 Three Months Ended                      Nine Months Ended
                                                       --------------------------------------  -----------------------------------
                                                          September 26,       September 27,       September 26,      September 27,
Consolidated Statement of Operations:                          1998                 1997                1998                1997
                                                       ------------------  ------------------  ------------------  ---------------

Net sales..........................................        100.0%               100.0%              100.0%              100.0%
Costs and expenses:
     Product.......................................          43.5                 44.2                44.9                44.2
     Operations....................................          22.2                 20.0                20.0                18.6
     Selling.......................................          21.6                 23.6                21.8                24.2
     General and administrative....................           7.8                  8.6                 7.6                 8.4
     Interest, net.................................         (0.1)                  --                (0.3)                 0.1
                                                         --------              -------             -------             -------
Income before income taxes.........................           5.0                  3.6                 6.0                 4.5
Provision for income taxes.........................           2.0                  1.4                 2.3                 1.8
                                                         --------              -------             -------             -------
Net income.........................................          3.0%                 2.2%                3.7%                2.7%
                                                         --------              -------             -------             -------
                                                         --------              -------             -------             -------

Selected Operating Data (in thousands):
Catalog circulation (1)                                    15,100               10,900              48,500              32,300
Active customers (2)                                        1,203                  794               1,203                 794


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


Comparison of the Three Months Ended September 26, 1998 with the Three Months Ended September 27, 1997

Net Sales

         During the three months ended September 26, 1998 ("third quarter 1998") net sales increased by 47.2% to $46.6 million from $31.6 million during the three months ended September 27, 1997 ("third quarter 1997"). This net sales growth was primarily attributable to significant sales volume increases from the Company's J. Jill concept. During third quarter 1998 J.
Jill net sales and circulation increased by 89.1% and 74.3%, respectively, as compared to third quarter 1997. J. Jill net sales growth was primarily attributable to circulation growth. During third quarter 1998 net sales and circulation for the Nicole Summers concept decreased by 17.5% and 20.0%, respectively, as compared to third quarter 1997 as the Company focused on improving the concept's profitability. Total Company catalog circulation increased by 38.5% to 15.1 million during third quarter 1998 from 10.9 million during third quarter 1997. The number of active customers grew to 1.2 million at September 26, 1998 from 0.8 million at September 27, 1997, an increase of 51.5%. Although the Company plans to continue its aggressive customer acquisition strategy, it does not expect the same year over year percentage increase in circulation that it has experienced since implementing the strategy in third quarter 1997.

Product

         Product costs consist primarily of merchandise acquisition costs (net of term discounts and advertising allowances), including freight costs, and provisions for markdowns. During third quarter 1998 product costs increased by 45.0% to $20.3 million from $14.0 million during third quarter 1997. As a percentage of net sales, product costs decreased to 43.5% during third quarter 1998 from 44.2% during third quarter 1997. The decrease in product costs as a percentage of net sales is attributable to the shift in the mix of the business toward J. Jill, which experiences lower product costs as a percentage of net sales than Nicole Summers due to its higher concentration of private label merchandise. The Company does not expect product costs as a percentage of net sales to improve significantly in the near future.

Operations

         Operating expenses consist primarily of order processing costs, such as telemarketing, customer service, fulfillment, shipping, warehousing and credit card processing costs, and merchandising costs. During third quarter 1998 operating expenses increased by 63.4% to $10.3 million from $6.3 million during third quarter 1997. As a percentage of net sales, operating expenses increased to 22.2% during third quarter 1998 from 20.0% during third quarter 1997. The Company's recent growth has accelerated its need to increase its fulfillment capacity. The Company currently fulfills orders out of its Meredith, New Hampshire facility and two leased interim satellite facilities. This arrangement has generated operational inefficiencies, as well as increased costs, both of which are expected to continue through the first year of operation in the Company's new Tilton, New Hampshire facility, which is currently in its testing phase and is expected to be fully operational by early 1999. Also during third quarter 1998 the Company implemented its new order taking and order fulfillment operating systems in its current operating facilities. The implementation process resulted in approximately six weeks of operating inefficiencies before the Company was able to achieve previously maintained order taking and order fulfillment performance levels. In addition the Company's investment in the product development division of merchandising during third quarter 1998 increased substantially as compared to third quarter 1997. The Company currently expects the ratio of operating expenses to net sales to improve by fiscal 2000.

Selling

         Selling expenses consist primarily of the cost to produce, print and distribute catalogs. During third quarter 1998 selling expenses increased by 35.1% to $10.1 million from $7.5 million during third quarter 1997. As a percentage of net sales, selling expenses decreased to 21.6% during third quarter 1998 from 23.6% during third quarter 1997. This decrease was primarily the result of improved catalog productivity in third quarter 1998 as compared to third quarter 1997. This improved productivity more than offset an increase in paper costs during third quarter 1998 as compared to third quarter 1997. The Company does not expect to maintain the catalog productivity levels achieved during third quarter 1998.

General and Administrative

         General and administrative expenses consist primarily of executive, marketing, information systems and finance expenses. During third quarter 1998, general and administrative expenses increased by 33.2% to $3.6 million from $2.7 million during third quarter 1997. This increase is primarily attributable to increased salaries and performance bonuses and increased depreciation. As a percentage of net sales, general and administrative expenses decreased to 7.8% during third quarter 1998 from 8.6% during third quarter 1997.

Comparison of the Nine Months Ended September 26, 1998 with the Nine Months Ended September 27, 1997

Net Sales

         During the nine months ended September 26, 1998 net sales increased by 69.2% to $150.7 million from $89.1 million during the nine months ended September 27, 1997. This net sales increase was primarily attributable to significant sales volume increases from the Company's J. Jill concept. During the nine months ended September 26, 1998 J. Jill net sales and circulation increased by 150.6% and 112.8%, respectively, as compared to the nine months ended September 27, 1997. J. Jill's net sales growth was primarily attributable to circulation growth, an increased average order size and improved response rates. During the nine months ended September 26, 1998 net sales and circulation for the Nicole Summers concept decreased by 8.7% and 12.5%, respectively, as compared to the nine months ended September 27, 1997 as the Company focused on improving the concept's profitability. Total Company catalog circulation increased by 50.2% to 48.5 million during the nine months ended September 26, 1998 from 32.3 million during the nine months ended September 27, 1997.

Product

         During the nine months ended September 26, 1998 product costs increased by 71.9% to $67.7 million from $39.4 million during the nine months ended September 27, 1997. As a percentage of net sales, product costs increased to 44.9% during the nine months ended September 26, 1998 from 44.2% during the nine months ended September 27, 1997. During the first quarter of 1998 the Company implemented a new strategic merchandising initiative designed to maximize the recovery rate of "wear-now" carry-over items and minimize future potential markdowns by offering moderately discounted Fall season merchandise in the Company's early Spring season catalogs. This strategy, combined with increased markdown charges associated with the Company's Nicole Summers concept during second quarter 1998, resulted in the increase in product costs as a percentage of net sales during the nine months ended September 26, 1998 as compared to the nine months ended September 27, 1997. This increase in costs as a percentage of net sales was partially offset by the shift in the mix of the business toward J. Jill, which experiences lower product costs as a percentage of net sales than Nicole Summers due to its higher concentration of private label merchandise.

Operations

         During the nine months ended September 26, 1998 operating expenses increased by 82.4% to $30.2 million from $16.5 million during the nine months ended September 27, 1997. As a percentage of net sales, operating expenses increased to 20.0% during the nine months ended September 26, 1998 from 18.6% during the nine months ended September 27, 1997. Inefficiencies associated with the Company's operation of multiple fulfillment centers and its recent operating systems implementation combined with the Company's continued investment in the product development division of merchandising, discussed above, are primarily responsible for the increase in operating costs as a percentage of net sales.

Selling

         During the nine months ended September 26, 1998 selling expenses increased by 51.9% to $32.8 million from $21.6 million during the nine months ended September 27, 1997. As a percentage of net sales, selling expenses decreased to 21.8% during the nine months ended September 26, 1998 from 24.2% during the nine months ended September 27, 1997. This decrease was primarily the result of improved catalog productivity, despite an increase in paper costs, in the nine months ended September 26, 1998 as compared to the nine months ended September 27, 1997.

General and Administrative

         During the nine months ended September 26, 1998 general and administrative expenses increased by 52.6% to $11.4 million from $7.5 million during the nine months ended September 27, 1997. This increase is primarily attributable to increased salaries and performance bonuses, increased outside consulting fees and increased depreciation and insurance costs. As a percentage of net sales, general and administrative expenses decreased to 7.6% during the nine months ended September 26, 1998 from 8.4% during the nine months ended September 27, 1997.

Income Taxes

         The Company provides for income taxes at an effective tax rate that includes the full federal and state statutory tax rates. The Company's effective tax rate during the nine months ended September 26, 1998 and the nine months ended September 27, 1997 was 39.0%.

Liquidity and Capital Resources

         During the nine months ended September 26, 1998, the Company funded its working capital needs through cash generated from operations and through use of its credit facilities. The Company used working capital to support costs incurred in advance of revenue generation, primarily inventory acquisition and catalog development, production and mailing costs incurred prior to the beginning of each selling season. The Company has two selling seasons which correspond to the fashion seasons. The Fall season begins in July and ends in December. The Spring season begins in January and ends in early July.

         The Company's credit facilities at September 26, 1998 consisted of
(i) a $1.7 million real estate loan (the "Real Estate Loan"); (ii) a $3.6 million term loan (the "Term Loan"); (iii) an $23.5 million revolving line of credit (the "Revolver"); (iv) a $17.0 million line of credit (the "Line of Credit"); and (v) a $4.3 million short-term note (the "Short-Term Note"). All of the Company's credit facilities are collateralized by a security interest in substantially all assets of the Company. These credit facilities contain various lending conditions and covenants, including restrictions on permitted liens and required compliance with certain financial coverage ratios. During the quarter ended September 26, 1998 the Company's credit facilities were amended. The amendments include releasing the lender's security interest in certain collateral that has since been sold, increasing the amount available under the Revolver from $8.5 million to $23.5 million and extending certain maturity dates subject to the Company obtaining a satisfactory commitment letter to provide financing for the Company's new Tilton, New Hampshire operations and fulfillment center.

         Payments on the Real Estate Loan are due monthly, based on a 15-year amortization, with the remaining balance payable on

July 30, 2002. Interest on the Real Estate Loan is fixed at 6.81% per annum until August 31, 1999, at which time the Company may select from several interest rate options. Payments on the Term Loan are due quarterly through its maturity on June 1, 2002. The Term Loan provides for several interest rate options. At September 26, 1998, the Term Loan bore interest at 7.00% per annum. The Revolver provides for several interest rate options. At September 26, 1998, borrowings under the Revolver bore interest at 8.5%. $15.0 million of the Revolver expires on December 31, 1998. The remaining $8.5 million of the Revolver expires on June 1, 1999. The Company is required to pay a commitment fee of 1/8th of 1% per annum on the unused portion of the Revolver commitment. Borrowings under the Line of Credit bear interest at LIBOR plus 125 basis points repriced monthly and are payable in full on December 31, 1998. The Company is not required to pay a commitment fee on the unused portion of the Line of Credit commitment. The Short-Term Note bears interest at 7.06% per annum and matures on December 31, 1998. The maturity dates for $15.0 million of the Revolver, the Line of Credit, and the Short-Term Note may be extended to March 31, 1999 in accordance with the amendments discussed above.

         Cash used in investing activities totaled $24.1 million during the nine months ended September 26, 1998 and $2.0 million during the nine months ended September 27, 1997. During the nine months ended September 26, 1998 investing activities included approximately $24.4 million in costs related to the construction of the Company's new operations and fulfillment center in Tilton, New Hampshire.

         In fiscal 1997 the Company began constructing its new operations and fulfillment center in Tilton, New Hampshire. This new facility is in the testing phase and is expected to be fully operational by early 1999. The estimated cost of this new facility, including land, construction and equipment, ranges from $39.0 million to $41.0 million, of which approximately $30.4 million had been spent as of September 26, 1998. At September 26, 1998 approximately $20.7 million of the $30.4 million had been financed through the use of short-term borrowings. The Company intends to finance the cost of this new facility with a combination of the following: a mortgage from a financing institution, a portion of the net proceeds from its second public offering, a sale-leaseback transaction, proceeds from the Company's recent sale of marketable securities, government sponsored financing and cash flows from operations.

         During third quarter 1998, the Company implemented its new order management and warehouse management operating systems in its current operating facilities. Total expenditures to be capitalized for this systems project are estimated at approximately $2.8 million, of which approximately $2.7 million had been spent as of September 26, 1998.

         During third quarter 1998, the Company sold its marketable securities and recognized an after tax loss of $0.1 million. The proceeds from this sale were used to fund construction of the new operations and fulfillment center.

         Inventory levels at September 26, 1998 were 57.2% higher than at September 27, 1997, primarily due to the past and future projected growth in the business.

         During the nine months ended September 26, 1998, the Company entered into a lease agreement for a new J. Jill catalog outlet store. The original term of the lease is five years, commencing in August 1998, with minimum annual lease payments due under the lease of less than $0.1 million.

         During September 1998 the Company entered into a lease agreement for office space intended to house the Company's new corporate headquarters. The original term of the lease is ten years commencing on the date following the date on which the premises are ready for occupancy. The current estimated completion date is in September 1999. Minimum annual lease payments due under the lease range from $1.6 million to $1.8 million. In October 1998 the Company placed $1.3 million on deposit to secure this lease.

         The Company expects that its cash and cash equivalents, existing credit facilities, anticipated new credit facilities and other financing arrangements, and cash flows from operations will be sufficient to support the Company's capital and operating needs for the foreseeable future.

Future Considerations

         On October 19, 1998 the Company launched "J. Jill Homewear," the Company's foray into the home market, featuring an assortment of bed, bath and accessory items. The Company does not expect this initial offering to significantly affect its financial condition, results of operations or cash flows during fiscal 1998. Additionally, the Company has plans to mail four separate 48-page "J. Jill Homewear" catalogs during 1999.

         Subsequent to September 26, 1998, the Company entered into lease agreements for two additional J. Jill catalog outlet stores. The term of the first lease is three years, commencing on the earlier of opening the store or December 1999, with minimum annual lease payments due under the lease of $0.1 million. The term of the second lease is five years, commencing on the earlier of opening the store or April 1999, with minimum annual lease payments due under the lease of $0.1 million.

Year 2000

         The Year 2000 issue affects most companies that rely on computer systems and involves the computer software and hardware changes necessary to handle the transition from the year 1999 to the Year 2000. During 1997, the Company formulated a plan to address the Year 2000 issue. The Company has assessed its status regarding its Year 2000 compliance in three components: internal information technology (IT) systems, internal non-information technology (non-IT) systems, and external Year 2000 issues related to the Company's vendors, suppliers and service providers ("third party providers").

         As part of the Company's strategic business plan, the Company's major internal IT and non-IT systems have been replaced or upgraded. The Company has received assurances from the vendors of the Company's major internal IT and non-IT systems indicating the new systems and upgrades are designed to be Year 2000 compliant. Due to the fact that these system improvements were primarily motivated by the Company's growth and technology needs, they are not considered to be costs directly attributable to the Year 2000 issue. Certain minor internal IT and non-IT systems have also been upgraded or are planned to be upgraded by January 1999. The Company has received assurances from the vendors of these upgrades indicating that the upgrades are designed to be Year 2000 compliant. These upgrades are part of the Company's continuing maintenance plans and are not considered to be costs directly attributable to the Year 2000 issue. Beginning in the Spring of 1999, the Company plans to run tests focused on verifying the assurances given by the vendors of its internal IT and non-IT systems. At this time there can be no assurance that all of the Company's internal IT and non-IT systems will be Year 2000 compliant. The total historical and estimated future costs to address the Year 2000 issue with respect to internal IT and non-IT systems is currently estimated to be less than $500,000.

         As part of the Company's plan to address the Year 2000 issue, the Company has begun contacting and receiving letters from its significant third party providers either certifying that their company is currently Year 2000 compliant or indicating a date that a compliance certificate is expected. The Company has begun to develop contingency plans to deal with possible non-compliance by the Company's significant third party providers. These plans include the possible replacement of the non-complying third party providers. The current estimated impact to the Company for these replacements is approximately $200,000. At this time there can be no assurance that all of the Company's third party providers will be Year 2000 compliant. The Company plans to further develop its contingency plans beginning in the first quarter of 1999.

         The estimates mentioned above may change materially in the future as further information is obtained. Any failure of the Company or its significant third party providers to become Year 2000 compliant could have a material adverse effect on the Company's financial condition, results of operations, or cash flows.

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

                           Part II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

         The Company's $4.0 million of remaining proceeds from the initial public offering of its common stock (SEC File #33-67512, effective date of registrations statement -November 1, 1993) were used during the quarter ended September 26, 1998. The proceeds were previously held in short term investments. The Company sold the investments during the quarter ended September 26, 1998 and recognized an after tax loss of $0.1 million. These proceeds were used to fund the construction of the Company's new operations and fulfillment center in Tilton, New Hampshire.

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

       10.1 Lease Agreement dated September 18, 1998, between the Company and National Fire Protection Association

       10.2 Second Amendment to Second Amended and Restated Loan Agreement dated September 4, 1998, between the Company and Citizens Bank of Massachusetts

       10.3 Third Amendment to Second Amended and Restated Loan Agreement dated September 4, 1998, between the Company and Citizens Bank of Massachusetts

       10.4 First Amendment to Assignment of Certificate of Deposit dated September 4, 1998, between the Company and Citizens Bank of Massachusetts

       10.5 Second Amendment to Bridge Mortgage dated September 4, 1998, between the Company and Citizens Bank of Massachusetts

       10.6 Third Amendment to Mortgage (Meredith) dated September 4, 1998, between the Company and Citizens Bank of Massachusetts

       10.7 Replacement New Bridge Note dated September 4, 1998, between the Company and Citizens Bank of Massachusetts

       10.8 Replacement Short Term Revolving Note dated September 4, 1998, between the Company and Citizens Bank of Massachusetts

       10.9 Second Replacement Revolving Note dated September 4, 1998, between the Company and Citizens Bank of Massachusetts

       10.10 Third Amendment to Security Agreement dated September 4, 1998, between the Company and Citizens Bank of Massachusetts

       10.11 Lease agreement dated October 5, 1998, between the Company and Chelsea GCA Realty Partnership, L.P.

       10.12 Split Dollar Agreement and Assignment of Life Insurance Policy as Collateral dated October 1, 1998 between the Company and Gordon R. Cooke

       10.13 Lease Agreement dated October 23, 1998, between the Company and Tanger Properties Limited Partnership

Financial Data Schedule

       27.1   Financial Data Schedule

   (2)  Reports on Form 8-K

   The Company has not filed any reports on Form 8-K during the quarter ended September 26, 1998.

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              DM MANAGEMENT COMPANY



Dated:  November 9, 1998              By:  /s/ Olga L. Conley
                                          -------------------
                                           Olga L. Conley
                                           Authorized Officer
                                           Senior Vice President - Finance,
                                           Chief Financial Officer and Treasurer
                                           (Principal Financial Officer)


Dated:  November 9, 1998              By:  /s/ Peter J. Tulp
                                          ------------------
                                           Peter J. Tulp
                                           Authorized Officer
                                           Vice President - Finance,
                                           Corporate Controller
                                           (Principal Accounting Officer)

                              DM MANAGEMENT COMPANY
                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 26, 1998

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

       10.1 Lease Agreement dated September 18, 1998, between the Company and National Fire Protection Association

       10.2 Second Amendment to Second Amended and Restated Loan Agreement dated September 4, 1998, between the Company and Citizens Bank of Massachusetts

       10.3 Third Amendment to Second Amended and Restated Loan Agreement dated September 4, 1998, between the Company and Citizens Bank of Massachusetts

       10.4 First Amendment to Assignment of Certificate of Deposit dated September 4, 1998, between the Company and Citizens Bank of Massachusetts

       10.5 Second Amendment to Bridge Mortgage dated September 4, 1998, between the Company and Citizens Bank of Massachusetts

       10.6 Third Amendment to Mortgage (Meredith) dated September 4, 1998, between the Company and Citizens Bank of Massachusetts

       10.7 Replacement New Bridge Note dated September 4, 1998, between the Company and Citizens Bank of Massachusetts

       10.8 Replacement Short Term Revolving Note dated September 4, 1998, between the Company and Citizens Bank of Massachusetts

       10.9 Second Replacement Revolving Note dated September 4, 1998, between the Company and Citizens Bank of Massachusetts

       10.10 Third Amendment to Security Agreement dated September 4, 1998, between the Company and Citizens Bank of Massachusetts

       10.11 Lease agreement dated October 5, 1998, between the Company and Chelsea GCA Realty Partnership, L.P.

       10.12 Split Dollar Agreement and Assignment of Life Insurance Policy as Collateral dated October 1, 1998 between the Company and Gordon R. Cooke

       10.13 Lease Agreement dated October 23, 1998, between the Company and Tanger Properties Limited Partnership

Financial Data Schedule

       27.1   Financial Data Schedule