Form 10-K
period 1998-12-26
DM MANAGEMENT CO /DE/
filed 1999-03-26
CIK 910721

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

     (Mark One)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 26, 1998

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-22480

                              DM MANAGEMENT COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE                                              04-2973769
(STATE OR OTHER JURISDICTION OF                              (I.R.S.EMPLOYER
 INCORPORATION OR ORGANIZATION)                             IDENTIFICATION NO.)

     25 RECREATION PARK DRIVE
          HINGHAM, MA                                              02043
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes/X/ No /_/

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     As of March 12, 1999, the aggregate market value of common stock held by non-affiliates of the Registrant was $154,354,600 based on the closing price ($ 16 5/8 per share) for the common stock as reported on The Nasdaq Stock Market on March 12, 1999.

     Shares outstanding of the Registrant's common stock at March 12, 1999:
9,707,740

                       DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the Proxy Statement for the Annual Meeting of Stockholders of DM Management Company to be held on May 25, 1999, which will be filed with the Securities and Exchange Commission within 120 days after December 26, 1998, are incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                              DM MANAGEMENT COMPANY
                       INDEX TO ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 26, 1998

                                                                           Page
                                                                           ----

Part I

          Item 1.   Business................................................  3
          Item 2.   Properties..............................................  9
          Item 3.   Legal Proceedings.......................................  9
          Item 4.   Submission of Matters to a Vote of Security Holders.....  9

Part II

          Item 5.   Market for Registrant's Common Equity and Related
                         Stockholder Matters................................ 10
          Item 6.   Selected Consolidated Financial Data.................... 11
          Item 7.   Management's Discussion and Analysis of Financial
                         Condition and Results of Operations................ 12
          Item 7A.  Quantitative and Qualitative Disclosures About Market
                         Risk............................................... 17
          Item 8.   Consolidated Financial Statements and Supplementary
                         Data............................................... 18
          Item 9.   Changes in and Disagreements with Accountants on
                         Accounting and Consolidated Financial Disclosure... 39

Part III

          Item 10.  Directors and Executive Officers of the Registrant...... 39
          Item 11.  Executive Compensation.................................. 39
          Item 12.  Security Ownership of Certain Beneficial Owners and
                         Management......................................... 39
          Item 13.  Certain Relationships and Related Transactions.......... 39

Part IV

          Item 14.  Exhibits, Consolidated Financial Statement Schedules,
                         and Reports on Form 8-K............................ 40

Signatures.................................................................. 44


                                    PART I

ITEM 1. BUSINESS

THE COMPANY

     DM Management Company ("DM Management" or the "Company") is a specialty direct marketer of high quality women's apparel, accessories, shoes and gifts. In 1998 the Company also began featuring bed and bath items. The Company currently markets its products through two discrete catalog concepts, J. JILL and NICOLE SUMMERS. These concepts are designed to appeal to active, affluent women age 35 and older, with each concept aimed at a distinct lifestyle segment within this demographic group. The Company seeks to distinguish its catalogs and reinforce the brand identity of the J. JILL and NICOLE SUMMERS names through exclusive private label merchandise offerings, a broad assortment of extended sizes, "total look" wardrobing and editorial lifestyle photography.

THE CATALOGS

     J. JILL is characterized by the simple, comfortable style of its apparel offerings, which range from relaxed career wear to weekend wear. These apparel offerings are predominantly private label, with emphasis on natural fibers and creative details. J. JILL'S target customers are active, affluent women age 35 to 55. During the twelve months ended December 26, 1998 ("fiscal 1998"), J. JILL net sales accounted for approximately 75% of the Company's total net sales, up from approximately 54% for the twelve months ended December 27, 1997 ("fiscal 1997"). The Company believes that this growth is being driven by J. JILL'S distinctive merchandising, marketing and creative strategies, as well as the emerging market for more casual apparel, particularly for the workplace, and the need active, working women have for comfortable, versatile clothing. The Company also believes that this market has not been well served by other direct marketers or retailers.

     NICOLE SUMMERS is characterized by its edited assortment of updated classic apparel. Its target customers are affluent women age 45 and older who have an active but formal lifestyle and, most importantly, are younger in their outlook than their peers in previous generations. NICOLE SUMMERS operates in a mature marketplace and is currently experiencing negative growth. In an effort to respond to this mature marketplace and focus on potential opportunities in this market the Company hired a new Vice President of Merchandising for NICOLE SUMMERS with experience in product development, planning and women's apparel merchandising.

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

     WELL DIFFERENTIATED MERCHANDISE OFFERINGS. The Company believes that its distinctive approach to merchandising enhances its position as a fashion authority to its target customers. Key components of the Company's merchandising strategy include:

     - PRIVATE LABEL PROGRAM. A substantial portion of the merchandise offered through the Company's catalogs is private label merchandise (i.e., merchandise sold under the DM Management catalog's brand name). All of the Company's private label offerings, particularly under the J. JILL concept, are designed by the Company and are not available in other catalogs or retail stores. In fiscal 1998 private label merchandise represented approximately 91% and 34% of the apparel styles offered in the J. JILL and NICOLE SUMMERS catalogs, respectively. All private label merchandise is exclusive to DM Management. The Company believes that its exclusive private label merchandise offerings reinforce its role as a fashion authority to its target customers and enhance the brand identity of the J. JILL and NICOLE SUMMERS names.

     - EXTENDED SIZES. In addition to offering regular sizes from 4 to 20, the Company offers a broad assortment of apparel in petite and large sizes in the same styles as its regular size offerings. Management believes that the Company has particular expertise in scaling fashionable regular size merchandise to be attractively worn by extended size customers, and that these hard to fit customers currently have few attractive catalog or retail shopping alternatives. In fiscal 1998 extended size apparel offerings accounted for 44% of total merchandise offerings.

     - "TOTAL LOOK" WARDROBING. The Company's "total look" wardrobing approach seeks to satisfy the lifestyle needs of the Company's target customers by offering a coordinated selection of apparel, accessories and shoes to outfit them from head to toe. Management believes that this approach builds brand identity while increasing the Company's potential share of household spending dollars.

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

     INVESTMENT IN MANAGEMENT AND INFRASTRUCTURE. The Company is committed to investments in management and operational infrastructure in order to support its anticipated future growth, serve its customers, improve operating efficiencies and respond to strategic opportunities. In fiscal 1998 DM Management completed the construction of a new operations and fulfillment center and the implementation of two major operating systems - a new order taking system and a new warehouse management system.

     NEW OPPORTUNITIES. In 1999 the Company intends to mail four separate 48 page J. JILL catalogs featuring an assortment of bed, bath and accessory items entitled "peopleplacesthings." Additionally, in an effort to continue to capitalize on the strength of the J. JILL brand, the Company is expanding its channels of distribution to include retail stores and the Internet. Currently, the Company plans to open five to ten specialty retail stores by the end of 2000. The Company also plans to have a fully-transactional website in operation in time for the 1999 holiday season. The Company may incur costs in excess of revenues generated by these new opportunities during the initial phases of their development. There can be no assurance that these new opportunities will be successful.

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

MARKETING AND CUSTOMER DATABASE MANAGEMENT

     At December 26, 1998, the Company's customer database contained approximately 3.3 million individual customer names, including approximately 1,022,000 individuals who had made a purchase within the previous 12 months. The Company estimates that approximately two-thirds of these active customers have made multiple purchases from the Company. DM Management stores detailed information on each of its customers, including demographic data and purchase history. The database is updated on a weekly basis. To determine which of its customers will receive a particular catalog mailing, the Company analyzes this information using sophisticated statistical modeling techniques. The Company's customer database is maintained off-site by a service bureau which sorts and processes the information in accordance with instructions from the Company. The Company's agreement with the service bureau requires the service bureau to safeguard the confidentiality of the Company's database. Additionally, the Company uses customer research techniques such as focus groups and quantitative surveys to assess customer perceptions of its catalog concepts and their competitors, in order to help set distinctive marketing, merchandising and creative strategies appropriate for each catalog concept.

     The Company acquires lists of prospective customers by rental or exchange and from a database cooperative and other sources. The Company also purchases lists of prospective customers. The most productive prospects tend to come from the customer lists of other women's apparel catalogs, including direct competitors. The Company rents its list of customers to and exchanges it with others, including direct competitors. To determine which prospective customers will receive a particular catalog mailing, the Company analyzes available information concerning such prospects using the same types of sophisticated statistical modeling techniques used to target mailings to the Company's own customers.

     As part of its customer retention program and brand building strategy, DM Management offers its own private label credit card. The Company believes that this credit card reinforces the Company's relationship with existing customers and promotes additional purchases by these customers. In fiscal 1998 approximately 7% of net sales were attributable to purchases made using the Company's private label credit card. At December 26, 1998 there were approximately 91,000 holders of the Company's private label credit card. The credit card program is currently administered by a fee-based outside vendor who bears the credit risk associated with the credit card without recourse to the Company.

MERCHANDISING

     The Company provides an edited assortment of high quality merchandise designed to meet the tastes and serve the lifestyle needs of its target customers. Each of the Company's catalog concepts has its own merchandise selection staff. In addition to apparel, shoes and accessories, the Company's catalogs also offer a selection of seasonal items, gifts and other products selected with the specific lifestyle profiles of J. JILL and NICOLE SUMMERS target customers in mind.

     The Company's catalogs offer both brand name and private label merchandise. In fiscal 1998 approximately 91% of the apparel styles offered through J. JILL catalogs were private label. During the same period, approximately 34% of the apparel styles offered through NICOLE SUMMERS catalogs were private label. Private label merchandise is manufactured to the Company's detailed specifications by foreign and domestic vendors. The foreign vendors are primarily located in Hong Kong, Singapore and Israel. Brand name products are selected from the regular offerings of the Company's vendors.

     Both the J. JILL and NICOLE SUMMERS catalogs offer a wide assortment of merchandise in petite and large sizes, in the same styles as their regular sized offerings. In fiscal 1998 extended size apparel offerings accounted for 44% of total merchandise offerings.

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

     The inventory control group utilizes a forecasting system which analyzes sales and returns by sku throughout the selling season to permit purchasing adjustments based on forecasted sales and returns. The Company attempts to minimize overstocks through a variety of promotional efforts, including telemarketing to customers at the time they place orders for other merchandise and circulation of seasonal clearance catalogs. The Company also sells excess inventory through its four outlet stores and to "jobbers." The Company plans to open three new outlet stores in 1999. The Company's outlet stores are run solely for the purpose of liquidating overstocks.

     The Company sells both domestically produced and imported merchandise, which it purchases in the open market. In fiscal 1998 the Company purchased merchandise from approximately 750 vendors. In fiscal 1998 the Company purchased approximately 21% of its merchandise directly from foreign vendors, and the Company expects that it will continue to purchase merchandise from foreign suppliers in the future. In addition, goods purchased by the Company from domestic vendors may be sourced abroad by such vendors. The Company seeks to establish long-term relationships with its merchandise vendors and works closely with them to ensure high standards of merchandise quality.

CONTACT CENTER

     DM Management believes that an emphasis on superior customer service is important to its ability to expand its customer base and build customer loyalty. At December 26, 1998, the Company employed approximately 340 contact center representatives. Customer orders are taken 24 hours a day, 365 days a year, primarily by the Company's contact center representatives at its operations center. The operations center in Meredith, New Hampshire was replaced by a new operations center in Tilton, New Hampshire in February 1999. The Company also accepts orders by mail or facsimile. All orders are input directly into the Company's on-line data processing system, which provides, among other things, customer historical information, merchandise availability, product specifications, available substitutes and accessories and expected shipment date. The Company trains its contact center representatives to be knowledgeable in merchandise specifications and features. These representatives have ready access to samples of the current season's merchandise assortment, which enables them to answer detailed merchandise inquiries from customers on-line.

     DM Management offers an unconditional merchandise guarantee. If a customer is not completely satisfied with any item for any reason, the customer may return it for an exchange or a full refund. To simplify the return process, the Company includes a self-addressed return label with every shipment, which customers can use to return any item to the Company through the United States Postal Service without paying postage fees in advance. Management believes that the Company's return rates are consistent with industry standards for comparable merchandise. Returns experience is closely monitored to identify any product quality or fit issues. Returned merchandise is inspected carefully and, unless damaged, is cleaned, pressed and returned to inventory. Approximately 96% of returned merchandise is recycled into inventory.

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

     The Company's significant growth over the past two fiscal years and the corresponding operating infrastructure investment required to support this growth has resulted in the construction of a new 400,000 square foot, state-of-the-art operations and fulfillment center in Tilton, New Hampshire (the "Tilton facility"). Approximately 370,000 square feet of the new Tilton facility is fulfillment operations. Currently all merchandise is shipped from the Company's new facility in Tilton, New Hampshire.

     In fiscal 1998 the Company operated out of three distribution facilities while awaiting the completion of the Tilton facility. In connection with the Company's transition to the Tilton facility, the Company has vacated its Meredith, New Hampshire operations and fulfillment center, its Laconia, New Hampshire interim fulfillment center and its Laconia, New Hampshire interim returns processing and storage facility. The Company is actively marketing its operations and fulfillment center in Meredith, New Hampshire for sale or lease and is actively seeking a sub-lessor for its interim fulfillment center in Laconia, New Hampshire. The Company has terminated the lease on its interim returns processing and storage facility effective December 31, 1998. The Company incurred no penalties as a result of this early termination.

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

     The Company has made, and continues to make, significant investments in systems to support order taking and customer service, fulfillment, marketing, merchandising, inventory control, financial control and reporting and forecasting. During fiscal 1998 DM Management implemented a new automated warehouse management system which will more efficiently support its warehouse processes and provide additional flexibility to support the Company's growth plans. The Company also implemented a new order management system in fiscal 1998 which provides significant processing enhancements and flexibility as compared to the Company's old system.

     In addition to its in-house data processing and information systems resources, the Company also uses several outside vendors for key services such as list processing and credit card administration and approval.

COMPETITION

     The market for the Company's merchandise is highly competitive. The Company competes with other direct marketers, specialty apparel and accessory retailers and traditional department store retailers. There are few barriers to entry in the women's specialty apparel and accessory market. Moreover, the Company believes that its recent success, as well as the sales growth in the direct marketing industry, has or will encourage many new competitors. In particular, the Company believes that J. JILL serves an emerging market niche in which competition is limited currently but is likely to increase in the future. Many of the Company's competitors are larger and have substantially greater financial, marketing and other resources than the Company. DM Management believes that it competes principally on the basis of its "total look" wardrobing approach, extended size offerings, private label product offerings, creatively distinctive catalogs and superior customer service.

EMPLOYEES

     As of March 6, 1999, the Company employed 935 individuals, of whom 849 were full-time (those employees scheduled to work 30 hours or more per week). None of the Company's employees is represented by a union. The Company considers its employee relations to be good.

TRADEMARKS AND SERVICE MARKS

     The Company has registered various trademarks and service marks with the United States Patent and Trademark Office, including J. JILL and NICOLE SUMMERS.

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

     The Company currently collects sales taxes only on sales to its Massachusetts and Pennsylvania customers. Many states have attempted to require that out-of-state direct marketers collect use taxes on sales of products shipped to their residents. In 1992, the United States Supreme Court held unconstitutional a state's imposition of use tax collection obligations on an out-of-state mail order company whose only significant contacts with the state were the distribution of catalogs and other advertising materials through the mail and subsequent delivery of purchased goods by mail or common carriers, but stated that Congress could enact legislation authorizing the states to impose such obligations. In 1995, however, the United States Supreme Court let stand a decision of New York's highest state court requiring an out-of-state catalog company to collect use tax (including a retroactive assessment and penalties) on its mail order sales in the state, where the catalog company's reported contact with New York included a limited number of visits by sales force employees. If Congress enacts legislation permitting states to impose use tax collection obligations on out-of-state mail order businesses, or if the Company otherwise is required to collect additional sales or use taxes, such tax collection obligations would make it more expensive to purchase the Company's products and increase the Company's administrative costs, and therefore could have a material adverse effect on the Company's financial condition and results of operations.

ITEM 2. PROPERTIES

     The following table sets forth certain information relating to the Company's facilities as of December 26, 1998:


                                     Square                                       Type of      Lease
           Location                  Footage            Function                  Interest  Termination
----------------------------------   -------  ---------------------------------   --------  -----------
Tilton, NH (approx. 360 acres)....   400,000  Operations and Fulfillment Center   Owned(1)       --
Laconia, NH.......................   112,900  Interim Fulfillment Center           Leased     09/14/99
Meredith, NH (approx. 25 acres)...    93,120  Operations and Fulfillment Center    Owned         --
Laconia, NH.......................    37,800  Interim Returns Processing and       Leased     12/31/98
                                              Storage Facility
Hingham, MA.......................    19,642  Corporate Offices                    Leased     03/31/00
Hingham, MA.......................     1,935  Corporate Offices                    Leased     12/31/03
Bedford, MA.......................     5,255  Outlet Store                         Leased     04/30/00
Meredith, NH......................     3,600  Outlet Store                         Leased     07/01/99
Reading, PA.......................     3,059  Outlet Store                         Leased     08/31/03
North Conway, NH..................     2,567  Outlet Store                         Leased     02/28/02


(1) Subsequent to December 26, 1998, the Company contributed its new operations and fulfillment center in Tilton, New Hampshire to Birch Pond Realty Corporation, a wholly owned subsidiary of the Company, in exchange for all of the outstanding shares of Birch Pond Realty Corporation. (See Note D to the accompanying consolidated financial statements.)

     In connection with the Company's transition to the new Tilton, New Hampshire operations and fulfillment center, the Company has vacated its Meredith, New Hampshire operations and fulfillment center, its Laconia, New Hampshire interim fulfillment center and its Laconia, New Hampshire interim returns processing and storage facility. The Company is actively marketing its operations and fulfillment center in Meredith, New Hampshire for sale or lease and is actively seeking a sub-lessor for its interim fulfillment center in Laconia, New Hampshire. The Company has terminated the lease on its interim returns processing and storage facility effective December 31, 1998. The Company incurred no penalties as a result of this early termination.

     During fiscal 1998, the Company entered into lease agreements for two additional J. JILL catalog outlet stores. The leases on these two stores are due to commence in 1999. The term of the first lease is five years, commencing on the earlier of opening the store or April 1999, and includes 2,780 square feet of retail space located in Lancaster, Pennsylvania. The term of the second lease is three years, commencing on the earlier of opening the store or December 1999 and includes 3,500 square feet of retail space located in Wrentham, Massachusetts.

     Also during fiscal 1998, the Company entered into a lease agreement for 60,500 square feet of office space intended to house its new corporate headquarters in Quincy, Massachusetts. The original term of the lease is ten years commencing on the date on which the premises are ready for occupancy. The current estimated completion date is in September 1999.

     The operations and fulfillment centers in Tilton, New Hampshire and Meredith, New Hampshire are subject to certain encumbrances. (See Note D to the accompanying consolidated financial statements.)

ITEM 3. LEGAL PROCEEDINGS

     The Company is not a party to any material legal proceedings and did not settle any material legal proceedings during the quarter ended December 26, 1998.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock trades on The Nasdaq Stock Market under the symbol "DMMC." As of March 12, 1999, the approximate number of holders of record of common stock of the Company was 350. The Company believes that the approximate number of beneficial holders of common stock of the Company is approximately 2,600.

     On May 29, 1998, the Company announced a three-for-two stock split to be effected in the form of a stock dividend payable on June 30, 1998 to shareholders of record on June 12, 1998.

     The following table sets forth, for the periods indicated, the high and low sales prices for the Company's common stock as reported on The Nasdaq Stock Market. All sales price information below has been restated to reflect the effects of the three-for-two stock split.


                                                    High            Low
                                                    ----            ---
     FISCAL 1998
     Quarter ended December 26, 1998 ......      $ 17 3/4        $  5 7/8
     Quarter ended September 26, 1998 .....        27 5/8           7 1/8
     Quarter ended June 27, 1998 ..........        23 1/2          12 5/64
     Quarter ended March 28, 1998 .........        15 3/4         10 21/64

     FISCAL 1997
     Quarter ended December 27, 1997 ......       12 11/64         7 43/64
     Quarter ended September 27, 1997 .....        9 1/2            6 1/2
     Quarter ended June 28, 1997 ..........        7 1/2            4 1/2
     Quarter ended March 29, 1997 .........      $5 27/64        $ 2 27/64



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

     The Company's fiscal year ends on the last Saturday in December. Prior to December 28, 1996, the Company's fiscal year had ended on the last Saturday in June. The Company's change in fiscal year end resulted in a six-month transition period ended December 28, 1996 (the "transition period"). Financial information for the twelve months ended December 28, 1996 has been presented for comparative purposes and is unaudited. On May 29, 1998, the Company announced a three-for-two stock split to be effected in the form of a stock dividend payable on June 30, 1998 to shareholders of record on June 12, 1998. All share and per share information below has been restated to reflect the effects of the three-for-two stock split.


                                                                                     Transition
                                                                                       Period
                                                          Twelve Months Ended           Ended            Twelve Months Ended
                                                   --------------------------------    -------     --------------------------------
                                                   Dec. 26,    Dec. 27,    Dec. 28,    Dec. 28,    June 29,     June 24,   June 25,
                                                     1998        1997     1996(2)(1)   1996 (2)    1996 (1)     1995 (1)     1994
                                                   --------    --------    --------    --------    --------     --------   --------
                                                                          (unaudited)
                                                                         (in thousands, except per share data)
Consolidated Statement of Operations Data:
Net sales ......................................   $218,730    $135,533    $ 84,642    $ 43,324    $ 80,585     $ 72,691   $ 63,337
Income from continuing operations
    before income taxes ........................     13,774       6,392       1,956       1,072         261          851      3,604
Income from continuing operations ..............      8,402       3,899      12,358      11,563         235          765      3,269
Net income (loss) ..............................      8,402       3,899       3,371      11,563      (9,350)         773      3,269
Income from continuing operations
    per share (diluted) ........................       0.81        0.48        1.76        1.63        0.04         0.11       0.53
Net income (loss) per share (diluted) ..........   $   0.81    $   0.48    $   0.48    $   1.63    $  (1.40)    $   0.11   $   0.53
Weighted average shares outstanding (diluted) ..     10,378       8,073       7,019       7,105       6,661        6,914      6,115

Consolidated Balance Sheet Data:
Total assets ...................................   $115,492    $ 75,381    $ 38,109    $ 38,109    $ 27,069     $ 31,612   $ 26,923
Working capital ................................     10,191      32,835      10,662      10,662       6,988        6,315      9,305
Long-term debt, less current portion ...........      9,900       8,346       4,540       4,540       4,380        3,634        248
Stockholders' equity ...........................   $ 53,596    $ 43,142    $ 21,223    $ 21,223    $  9,480     $ 18,851   $ 17,861

Selected Operating Data:
Catalog circulation (3) ........................     73,800      50,500      37,900      18,400      41,600       40,300     32,400
Total twelve-month buyers (4) ..................      1,022         681         455         455         498          479        415


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

(2) During the six-month and twelve-month periods ended December 28, 1996, the Company recognized a deferred tax benefit of $10,598,000. See Note H to the accompanying consolidated financial statements.

(3) In order to more closely match net sales to catalog circulation, the Company calculates catalog circulation on a percentage of completion basis. This calculation takes into account the total number of catalogs mailed during all periods and the Company's estimate of the expected sales life of each catalog edition. As used throughout this Form 10-K, the term "catalog circulation" refers to circulation of the Company's catalogs calculated in such fashion.

(4) As used throughout this Form 10-K, the term "twelve-month buyers" means customers who have made a purchase from the Company within the previous 12 months.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, WHICH INVOLVE RISKS AND UNCERTAINTIES. FOR THIS PURPOSE, ANY STATEMENTS CONTAINED HEREIN OR INCORPORATED HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE GENERALITY OF THE FOREGOING, THE WORDS "ANTICIPATES," "PLANS," "EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN OR IMPLIED BY THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO THE FOLLOWING: THE SUCCESS OR FAILURE OF THE J.JILL RETAIL STORE INITIATIVE; DIFFICULTIES IN MANAGING THE TRANSITION OF OPERATIONS TO THE NEW TILTON, NEW HAMPSHIRE OPERATIONS AND FULFILLMENT CENTER; SIGNIFICANT CHANGES IN CUSTOMER RESPONSE RATES; CHANGE IN COMPETITION IN THE APPAREL INDUSTRY; GENERAL ECONOMIC AND BUSINESS CONDITIONS; SUCCESS OR FAILURE OF OPERATING INITIATIVES; THE ABILITY OF THE COMPANY TO EFFECTIVELY LIQUIDATE ITS OVERSTOCKED MERCHANDISE; CHANGES IN CONSUMER SPENDING AND CONSUMER PREFERENCES; FAILURE OF THE COMPANY OR ITS SIGNIFICANT VENDORS OR SUPPLIERS TO BECOME YEAR 2000 COMPLIANT; CHANGES IN BUSINESS STRATEGY; POSSIBLE FUTURE INCREASES IN EXPENSES; THE EXISTENCE OR ABSENCE OF BRAND AWARENESS; THE EXISTENCE OR ABSENCE OF PUBLICITY, ADVERTISING AND PROMOTIONAL EFFORTS; AVAILABILITY, TERMS AND DEPLOYMENT OF CAPITAL; QUALITY OF MANAGEMENT; BUSINESS ABILITIES AND JUDGMENT OF PERSONNEL; AVAILABILITY OF QUALIFIED PERSONNEL; LABOR AND EMPLOYEE BENEFIT COSTS; CHANGES IN, OR THE FAILURE TO COMPLY WITH, GOVERNMENT REGULATIONS, AND OTHER FACTORS.

RESULTS OF OPERATIONS

     In January 1997 the Company changed its fiscal year end from the last Saturday in June to the last Saturday in December. References to fiscal 1998 and fiscal 1997 mean the Company's fiscal years ended December 26, 1998 and December 27, 1997, respectively. References to the transition period mean the six-month transition period ended December 28, 1996. The following table sets forth, for the fiscal periods indicated, certain items from the Company's consolidated statements of operations expressed as a percentage of net sales:


                                                                              Transition   Twelve
                                                                                Period     Months
                                                   Twelve Months Ended           Ended      Ended
                                               ----------------------------   ----------   --------
                                               Dec. 26,  Dec. 27,  Dec. 28,     Dec. 28,   June 29,
                                                1998       1997     1996          1996      1996
                                               --------  --------  --------     --------   --------
Net sales ...............................      100.0%     100.0%    100.0%       100.0%     100.0%

Costs and expenses:
     Product ............................       44.8       44.1      44.0         44.9       43.5
     Operations .........................       20.0       18.9      16.5         15.9       17.3
     Selling ............................       22.3       24.7      28.0         27.1       30.3
     General and administrative .........        6.8        7.6       8.8          9.3        8.2
     Interest, net ......................       (0.2)       --        0.4          0.3        0.4
                                               -----      -----     -----        -----      -----
Income from continuing operations
     before income taxes ................        6.3        4.7       2.3          2.5        0.3
Provision (benefit) for income taxes ....        2.5        1.8     (12.3)       (24.2)       --
                                               -----      -----     -----        -----      -----
Income from continuing operations .......        3.8        2.9      14.6         26.7        0.3
Loss from discontinued operations .......       --         --       (10.6)         --       (11.9)
                                               -----      -----     -----        -----      -----
Net income (loss) .......................        3.8%       2.9%      4.0%        26.7%     (11.6)%
                                               =====      =====     =====        =====      =====

COMPARISON OF FISCAL 1998 TO FISCAL 1997

     NET SALES

     In fiscal 1998 net sales increased by 61.4%, or $83.2 million, to $218.7 million from $135.5 million in fiscal 1997. The increase in net sales was attributable to significant sales volume increases from J. JILL. In fiscal 1998
J. JILL net sales and circulation increased by 123.7% and 101.5%, respectively, as compared to fiscal 1997. J. JILL net sales growth was attributable to the aforementioned circulation growth, as well as improved response rates and increased units per order. Although the Company plans to continue its aggressive customer acquisition strategy at J. JILL, it does not expect the same year over year percentage increase in circulation that it experienced in fiscal 1998 to continue. In fiscal 1998 net sales and circulation for NICOLE SUMMERS decreased by 12.9% and 17.8%, respectively, as compared to fiscal 1997. The Company expects slight decreases in net sales and circulation at NICOLE SUMMERS in 1999 as compared to fiscal 1998. Total Company catalog circulation increased by 46.1% to 73.8 million in fiscal 1998 from 50.5 million in fiscal 1997. The number of twelve-month buyers grew to 1,022,000 at December 26, 1998 from 681,000 at December 27, 1997, an increase of 50.1%.

     PRODUCT

     Product costs consist primarily of merchandise acquisition costs (net of term discounts and advertising allowances), including freight-in costs, and provisions for markdowns. In fiscal 1998 product costs increased by $38.1 million, or 63.7%, to $97.9 million from $59.8 million in fiscal 1997. As a percentage of net sales, product costs increased to 44.8% in fiscal 1998 from 44.1% in fiscal 1997. Increased use of strategically designed promotional pricing in fiscal 1998 combined with increased markdown charges associated with NICOLE SUMMERS resulted in increased product costs as a percentage of net sales over the prior year. This increase in costs as a percentage of net sales was almost entirely offset by the shift in the mix of the business toward J. JILL, which experiences lower product costs as a percentage of net sales than NICOLE SUMMERS due to its higher concentration of private label merchandise. The Company does not expect product costs as a percentage of net sales to improve significantly in the near future.

     OPERATIONS

     Operating expenses consist primarily of order processing costs, such as telemarketing, customer service, fulfillment, shipping, warehousing and credit card processing costs, and merchandising costs. In fiscal 1998 operating expenses increased by $18.2 million, or 71.2%, to $43.8 million from $25.6 million in fiscal 1997. As a percentage of net sales, operating expenses increased to 20.0% in fiscal 1998 from 18.9% in fiscal 1997. The Company's significant growth over the past two fiscal years and the corresponding operating infrastructure investment required to support this growth has resulted in operational inefficiencies. In fiscal 1998 the Company operated out of three distribution facilities while awaiting the completion of the new state-of-the-art, 400,000 square foot operations and fulfillment facility in Tilton, New Hampshire (the "Tilton facility"). Reduced productivity from operating out of these multiple facilities, inefficiencies attributable to implementing new order taking and warehouse management systems, increased costs associated with third party call center usage and growth in the product development division of merchandising all contributed to the increase in operating expenses as a percentage of net sales in fiscal 1998. The Company currently expects the ratio of operating expenses to net sales to improve in the second half of 1999 with further improvement in 2000.

     SELLING

     Selling expenses consist primarily of the cost to produce, print and distribute catalogs. In fiscal 1998 selling expenses increased by $15.4 million, or 45.8%, to $48.9 million from $33.5 million in fiscal 1997. As a percentage of net sales, selling expenses decreased to 22.3% in fiscal 1998 from 24.7% in fiscal 1997. This decrease was primarily a result of improved catalog productivity, offset by an increase in paper costs, in fiscal 1998 as compared to fiscal 1997. The Company expects the ratio of selling expenses to net sales to increase slightly in 1999 as a result of increased postage rates.

     GENERAL AND ADMINISTRATIVE

     General and administrative expenses consist primarily of executive, marketing, information systems and finance expenses. In fiscal 1998 general and administrative expenses increased by $4.7 million, or 45.5%, to $14.9 million from $10.2 million in fiscal 1997. This increase is primarily attributable to increased salaries and performance bonuses and increased depreciation. As a percentage of net sales, general and administrative expenses decreased to 6.8% in fiscal 1998 from 7.6% in fiscal 1997.

     INTEREST, NET

     Interest income increased to $1.1 million in fiscal 1998 from $0.5 million in fiscal 1997, primarily due to higher cash and cash equivalent balances in fiscal 1998 due to proceeds from the Company's fiscal 1997 public offering. Interest expense increased to $0.6 million in fiscal 1998 as compared to $0.5 million in fiscal 1997 primarily as a result of increased use of the Company's credit facilities. Interest expense does not include capitalized interest of $1.0 million and $0.1 million in fiscal 1998 and fiscal 1997, respectively. The Company expects a decrease in interest income and an increase in interest expense in 1999 as a result of using cash and cash equivalents and new borrowings to finance the Tilton facility.

COMPARISON OF FISCAL 1997 TO THE TWELVE MONTHS ENDED DECEMBER 28, 1996

     NET SALES

     In fiscal 1997 net sales increased by 60.1%, or $50.9 million, to $135.5 million from $84.6 million during the twelve months ended December 28, 1996. The increase in net sales was attributable to significant sales volume increases from J. JILL. In fiscal 1997 J. JILL net sales and circulation increased by 225.5% and 147.3%, respectively, as compared to the twelve months ended December 28, 1996. J. JILL net sales growth was attributable to the aforementioned circulation growth, as well as improved response rates and increased units per order. In fiscal 1997 net sales and circulation for NICOLE SUMMERS decreased by 0.3% and 12.9%, respectively, as compared to the twelve months ended December 28, 1996. Total Company catalog circulation increased by 33.2% to 50.5 million in fiscal 1997 from 37.9 million during the twelve months ended December 28, 1996. The number of twelve-month buyers grew to 681,000 at December 27, 1997 from 455,000 at December 28, 1996, an increase of 49.7%.

     PRODUCT

     In fiscal 1997 product costs increased by $22.6 million, or 60.7%, to $59.8 million from $37.2 million during the twelve months ended December 28, 1996. As a percentage of net sales, product costs increased to 44.1% in fiscal 1997 from 44.0% during the twelve months ended December 28, 1996. The slight increase in product costs as a percentage of net sales in fiscal 1997 was primarily attributable to increased promotional activity and was offset in part by lower markdown charges in fiscal 1997 as compared to the prior year.

     OPERATIONS

     In fiscal 1997 operating expenses increased by $11.6 million, or 82.9%, to $25.6 million from $14.0 million during the twelve months ended December 28, 1996. As a percentage of net sales, operating expenses increased to 18.9% in fiscal 1997 from 16.5% during the twelve months ended December 28, 1996. The Company's dramatic growth in fiscal 1997 resulted in operational inefficiencies and capacity issues. Higher than anticipated call volume resulted in increased costs from greater use of the Company's third party call center. The need for more fulfillment capacity required the Company to lease two interim satellite facilities. This arrangement generated operational inefficiencies, as well as increased costs. Also during the second half of fiscal 1997, the Company experienced higher shipping costs due to the expiration of its contract with Airborne Express, which had favorable pricing terms, and its subsequent shift to the U.S. Postal Service for customer package delivery.

     SELLING

     In fiscal 1997 selling expenses increased by $9.8 million, or 41.2%, to $33.5 million from $23.7 million during the twelve months ended December 28, 1996. As a percentage of net sales, selling expenses decreased to 24.7% in fiscal 1997 from 28.0% during the twelve months ended December 28, 1996. Increased catalog productivity as well as lower paper prices resulted in this decline in selling expenses as a percentage of net sales.

     GENERAL AND ADMINISTRATIVE

     In fiscal 1997 general and administrative expenses increased by $2.8 million, or 37.5%, to $10.2 million from $7.4 million during the twelve months ended December 28, 1996. This increase was primarily attributable to increased management infrastructure, increased outside consulting fees related to various systems and facilities projects and increased depreciation and occupancy costs. As a percentage of net sales, general and administrative expenses decreased to 7.6% in fiscal 1997 from 8.8% during the twelve months ended December 28, 1996.

     INTEREST, NET

     Interest income increased to $0.5 million in fiscal 1997 from $0.2 million during the twelve months ended December 28, 1996 primarily due to earnings on the proceeds from the Company's public offering in October 1997. Interest expense was $0.5 million in fiscal 1997 unchanged from the twelve months ended December 28, 1996. Interest expense does not include capitalized interest of $0.1 million in fiscal 1997.

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

     Because, for financial statement purposes, the benefit associated with the Company's deferred tax assets has been fully realized, the Company's effective tax rate can no longer be reduced by the recognition of this tax benefit over future periods of income generation. As a result, the Company's effective tax rate is substantially larger in fiscal 1998 and fiscal 1997 than in prior periods. Cash payments for income taxes continue to be reduced by available NOL carryforwards. See Note H to the accompanying consolidated financial statements.

DISCONTINUED OPERATIONS

     On May 20, 1996, the Company announced its plan to divest its CARROLL REED segment due to the incompatibility of the customer base and product line of this segment with those of its other segment. Accordingly, the CARROLL REED segment has been accounted for as a discontinued operation, and all assets, liabilities, results of operations and cash flows associated with the CARROLL REED segment have been segregated from those associated with continuing operations. In connection with this divestiture, the Company recorded a charge of $8.5 million in fiscal 1996 for the loss on disposal of discontinued operations, consisting of $5.3 million related to the write-off of the remaining unamortized intangible assets and $3.2 million for expected losses during the phase-out period. The results of the CARROLL REED operations through May 20, 1996 have been classified as loss from discontinued operations. Since May 20, 1996, the results of this discontinued operation have been charged to the liability for expected losses established in connection with the divestiture and have had no impact on the Company's operating results. As of December 26, 1998, the Company had completed the phase-out of its CARROLL REED segment and had utilized its reserve for expected losses, including the recognition of certain tax benefits.

LIQUIDITY AND CAPITAL RESOURCES

     DM Management's principal working capital needs arise from the need to support costs incurred in advance of revenue generation, primarily inventory acquisition and catalog development, production and mailing costs incurred prior to the beginning of each selling season. The Company has two selling seasons which correspond to the fashion seasons. The Fall season begins in July and ends in January. The Spring season begins in January and ends in July. Capital needs arise from capital expenditures related to expansions and improvements to the Company's operating infrastructure. In fiscal 1998 these capital expenditures included costs related to the construction of the Tilton facility and the implementation of two major operating systems - a new order taking system and a new warehouse management system (the "new operating systems"). In fiscal 1998 the Company funded its operating and capital needs through its bank credit facilities, cash generated from operations, proceeds from its fiscal 1997 public offering and proceeds from the sale of its marketable securities.

     The Company's operating activities provided net cash of $7.7 million and $5.7 million in fiscal 1998 and fiscal 1997, respectively. Net cash provided by operations in fiscal 1998 and fiscal 1997 was primarily the result of the significant net sales growth during these periods. This sales growth resulted in corresponding increases in net income and accrued customer returns. In order to support this sales growth and the projected future growth in the business, the Company used cash from operations to increase inventory levels. Inventory levels at December 26, 1998 were 30.5% higher than at December 27, 1997. Fiscal 1997 operating cash flows were also affected by an increase in prepaid catalog expenses which resulted from increased catalog circulation and page counts and higher paper inventory balances.

     The Company's investing activities used net cash of $31.4 million and $8.5 million in fiscal 1998 and fiscal 1997, respectively. In fiscal 1998 and fiscal 1997 the use of cash in investing activities was primarily attributable to costs related to the construction of the new Tilton facility. Construction of the Tilton facility began in fiscal 1997 and was completed as of December 26, 1998. The estimated total cost of this facility including land, construction, equipment and furniture is approximately $41.0 million, of which approximately $37.2 million had been spent as of December 26, 1998. In fiscal 1998 the Company sold its marketable securities and generated cash from investing activities of approximately $3.8 million. This cash was used to fund construction of the Tilton facility.

     DM Management's financing activities provided net cash of $24.4 million and $21.6 million in fiscal 1998 and fiscal 1997, respectively. Cash provided by financing activities in fiscal 1998 was primarily the result of borrowings used to finance the Tilton facility construction. In fiscal 1998 cash provided from financing activities also included $1.9 million in cash provided from stock transactions, primarily the exercise of stock options. Cash provided by financing activities in fiscal 1997 was primarily due to proceeds received from the Company's $17.5 million fiscal 1997 public offering.

     During the twelve months ended December 28, 1996 net cash provided by operating activities was affected by two significant events - the recognition of a $10.6 million reduction in the Company's valuation allowance on its deferred tax assets and the write off of its discontinued CARROLL REED segment. Net cash used in investing and financing activities included additions to property and equipment and payments made related to the CARROLL REED purchase and certain debt borrowings.

     The Company's credit facilities at December 26, 1998 consisted of (i) a $1.7 million real estate loan (the "Real Estate Loan"); (ii) a $3.6 million term loan (the "Term Loan"); (iii) a $9.5 million equipment loan (the "Equipment Loan"); (iv) a $15.9 million revolving line of credit (the "Revolver"); (v) a $17.0 million line of credit (the "Line of Credit"); and (vi) a $4.3 million short-term note (the "Short-Term Note"). The Equipment Loan was collateralized by substantially all of the Company's materials handling equipment. The remaining credit facilities were collateralized by substantially all of the Company's remaining assets. All of these credit facilities contain various lending conditions and covenants, including restrictions on permitted liens and required compliance with certain debt coverage ratios.

     The Real Estate Loan requires monthly payments, based on a 15-year amortization, with the balance payable on July 30, 2002. Interest on the Real Estate Loan is fixed at 6.81% per annum until August 31, 1999, at which time the Company may select from several interest rate options. The Term Loan requires quarterly payments through its maturity on June 1, 2002 and provides for several interest rate options (6.78% per annum at December 26, 1998). The Equipment Loan requires monthly payments through its maturity on December 1, 2005 with the interest rate fixed at 7.5% per annum. The Revolver is available for borrowings and for letters of credit. At December 26, 1998 there were no borrowings outstanding and $11.6 million of outstanding letters of credit under the Revolver. At December 26, 1998 the Revolver bore interest at 7.75% per annum. The outstanding letters of credit do not bear interest. The Revolver matures June 1, 1999. The Company is required to pay a commitment fee of 1/8th of 1% per annum on the unused portion of the Revolver. The Line of Credit bears interest at LIBOR plus 125 basis points repriced monthly (6.81% per annum at December 26, 1998), expires on March 31, 1999 and does not require a commitment fee. The Short-Term Note bears interest at 7.06% per annum and matures on March 31, 1999.

     Subsequent to December 26, 1998, the Company obtained long-term financing for the Tilton facility. In connection with the long-term financing, the Company contributed the new Tilton facility to Birch Pond Realty Corporation ("Birch Pond"), a wholly owned subsidiary of the Company, in exchange for all the outstanding shares of Birch Pond. On March 1, 1999, Birch Pond entered into a $12.0 million loan (the "Loan") with a financial institution and granted a mortgage lien on the Tilton facility to the financial institution. Cash received from the Loan, cash from the Company's fiscal 1997 public offering and cash from operations were used to pay off the Short-Term Note and the Line of Credit and to release the existing mortgage on the Tilton facility.

     Also during fiscal 1998, the Company entered into a lease agreement for office space intended to house its new corporate headquarters. The original term of the lease is ten years commencing on the date on which the premises are ready for occupancy. The current estimated completion date is in September 1999. Minimum annual lease payments due under the lease range from $1.6 million to $1.8 million. In October 1998 the Company placed $1.3 million on deposit to secure this lease.

     The Company expects that its cash and cash equivalents, existing credit facilities, anticipated new credit facilities and cash flows from operations will be sufficient to support the Company's capital and operating needs for the foreseeable future.

FUTURE CONSIDERATIONS

     In 1999 the Company intends to mail four separate 48-page J. JILL catalogs featuring an assortment of bed, bath and accessory items entitled "peopleplacesthings." Additionally, in an effort to continue to capitalize on the strength of the J. JILL brand, the Company is expanding its channels of distribution to include retail stores and the Internet. Currently, the Company plans to open five to ten specialty retail stores by the end of 2000. The Company also plans to have a fully-transactional website in operation in time for the 1999 holiday season. The Company may incur costs in excess of revenues generated by these new opportunities during the initial phases of their development. There can be no assurance that these new opportunities will be successful.

YEAR 2000 READINESS DISCLOSURE

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

     As part of the Company's strategic business plan, the Company's major internal IT and non-IT systems have been replaced or upgraded. The Company has received assurances from the vendors of all of the Company's major internal IT and non-IT systems indicating the new systems and upgrades are designed to be Year 2000 compliant. Because these system improvements were primarily motivated by the Company's growth and technology needs, they are not considered to be costs directly attributable to the Year 2000 issue. Certain minor internal IT and non-IT systems have also been upgraded or are planned to be upgraded by June 1999. The Company has received assurances from the vendors of these upgrades indicating that the upgrades are designed to be Year 2000 compliant. These upgrades are part of the Company's continuing maintenance plans and are not considered to be costs directly attributable to the Year 2000 issue. Beginning in the Spring of 1999, the Company plans to run tests focused on verifying the assurances given by the vendors of its internal IT and non-IT systems. At this time there can be no assurance that all of the Company's internal IT and non-IT systems will be Year 2000 compliant. The total historical and estimated future costs to address the Year 2000 issue with respect to internal IT and non-IT systems is currently estimated to be less than $500,000.

     As part of the Company's plan to address the Year 2000 issue, the Company has begun contacting and receiving letters from its significant third party providers either certifying that their company is currently Year 2000 compliant or indicating a date that a compliance certificate is expected. The Company has begun to develop contingency plans to deal with possible non-compliance by the Company's significant third party providers. These plans include the possible replacement of the noncomplying third party providers. The current estimated impact to the Company for these replacements is approximately $200,000. At this time there can be no assurance that all of the Company's third party providers will be Year 2000 compliant. The Company intends to further develop its contingency plans beginning in the first half of 1999.

     The estimates mentioned above may change materially in the future as further information is obtained. Any failure of the Company or its significant third party providers to become Year 2000 compliant could have a material adverse effect on the Company's financial condition, results of operations, or cash flows.

RECENT ACCOUNTING STANDARDS

     The Company reports segment information in accordance with Financial Accounting Standards Board issued Statement No. 131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION." This statement, which is based on the management approach to segment reporting establishes new standards for the way public companies report information about operating segments and requires companies to report selected segment information quarterly to stockholders. The Company holds assets and reports sales in one operating segment.

     In April 1998 the American Institute of Certified Public Accountants issued Statement of Position No. 98-5, "REPORTING ON THE COSTS OF START-UP ACTIVITIES," which provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. The Company adopted this statement in fiscal 1998. The adoption of this statement was immaterial to the accompanying consolidated financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's objective in managing its exposure to interest rate changes and foreign currency rate changes is to limit the material impact of the changes on cash flows and earnings and to lower its overall borrowing costs. To achieve its objectives, the Company identifies these risks and manages them through its regular operating and financing activities, including periodic refinancing of debt obligations to lower financing costs and adjust fixed and variable rate debt positions. The Company does not currently use derivative financial instruments or enter into foreign currency denominated contracts. Management has calculated the effect of a 10% change in interest rates over a month and determined the effect to be immaterial. Management does not foresee or expect any significant changes in the management of foreign currency or interest rate exposures or in the strategies it employs to manage such exposures in the near future.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                              DM MANAGEMENT COMPANY
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                           Page
                                                                           ----


Report of Independent Accountants .........................................  19

Consolidated Balance Sheets at December 26, 1998 and December 27, 1997 ....  20

Consolidated Statements of Operations for the twelve months ended
  December 26, 1998, December 27, 1997 and December 28, 1996 (unaudited), the six months ended December 28, 1996 and the twelve months ended
  June 29, 1996 ...........................................................  21

Consolidated Statements of Changes in Stockholders' Equity for the   twelve
  months ended December 26, 1998 and December 27, 1997, the six months ended
  December 28, 1996 and the twelve months ended June 29, 1996 .......  22

Consolidated Statements of Cash Flows for the twelve months ended
  December 26, 1998, December 27, 1997 and December 28, 1996 (unaudited), the six months ended December 28, 1996 and the twelve months ended
  June 29, 1996 ...........................................................  23

Notes to Consolidated Financial Statements ................................  24


                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of DM Management Company:

          In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of DM Management Company and its subsidiary at December 26, 1998 and December 27, 1997, and the results of their operations and their cash flows for each of the two years in the period ended December 26, 1998 and for the six month period ended December 28, 1996 and the twelve month period ended June 29, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                        PricewaterhouseCoopers LLP

Boston, Massachusetts

February 5, 1999, except for Note D,
as to which the date is
March 1, 1999

                              DM MANAGEMENT COMPANY

                           CONSOLIDATED BALANCE SHEETS

                                 (in thousands)


                                                                      December 26, 1998  December 27, 1997
                                                                      -----------------  -----------------
                                ASSETS
Current assets:
  Cash and cash equivalents .........................................      $  19,996       $  19,260
  Marketable securities, net of unrealized loss .....................           --             3,890
  Inventory .........................................................         26,847          20,579
  Prepaid catalog expenses ..........................................          5,254           6,475
  Deferred income taxes .............................................          6,934           5,295
  Other current assets ..............................................          3,156           1,229
                                                                           ---------       ---------
    Total current assets ............................................         62,187          56,728
Property and equipment, net .........................................         47,485          14,174
Deferred income taxes ...............................................          4,520           4,479
Other non-current assets ............................................          1,300            --
                                                                           ---------       ---------
    Total assets ....................................................      $ 115,492       $  75,381
                                                                           =========       =========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ..................................................      $  12,057       $  14,116
  Accrued expenses ..................................................          8,571           4,161
  Accrued customer returns ..........................................          8,333           4,779
  Short-term borrowings .............................................         21,300            --
  Current portion of long-term debt .................................          1,735             837
                                                                           ---------       ---------
    Total current liabilities .......................................         51,996          23,893
Long-term debt, less current portion ................................          9,900           8,346
Commitments
Stockholders' equity:
  Special preferred stock (par value $0.01)1,000,000 shares
    authorized ......................................................           --              --

  Common stock (par value $0.01) 15,000,000 shares authorized,
       9,631,401 and 6,098,480 shares issued and outstanding as of
       December 26, 1998 and December 27, 1997, respectively ........             96              61
  Additional paid-in capital ........................................         59,953          58,041
  Unrealized loss on marketable securities ..........................           --              (105)
  Accumulated deficit ...............................................         (6,453)        (14,855)
                                                                           ---------       ---------
    Total stockholders' equity ......................................         53,596          43,142
                                                                           ---------       ---------
    Total liabilities and stockholders' equity ......................      $ 115,492       $  75,381
                                                                           =========       =========


   The accompanying notes are an integral part of the consolidated financial statements.

                              DM MANAGEMENT COMPANY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (in thousands, except per share data)


                                                                                              Transition        Twelve
                                                                                                Period           Months
                                                          Twelve Months Ended                    Ended           Ended
                                              --------------------------------------------    ----------       ----------
                                               Dec. 26,         Dec. 27,         Dec. 28,       Dec. 28,        June 29,
                                                 1998             1997             1996           1996            1996
                                              (52 weeks)       (52 weeks)       (52 weeks)     (26 weeks)      (53 weeks)
                                              ----------       ----------       ----------    -----------      ----------
                                                                                (unaudited)
Net sales ...............................      $ 218,730       $ 135,533        $  84,642      $  43,324       $  80,585
Costs and expenses:
     Product ............................         97,870          59,788           37,205         19,436          35,046
     Operations .........................         43,843          25,615           14,007          6,915          13,954
     Selling ............................         48,864          33,505           23,727         11,730          24,416
     General and administrative .........         14,898          10,236            7,442          4,045           6,602
     Interest, net ......................           (519)             (3)             305            126             306
                                               ---------       ---------        ---------      ---------       ---------
Income from continuing operations
     before income taxes ................         13,774           6,392            1,956          1,072             261
Provision (benefit) for income taxes ....          5,372           2,493          (10,402)       (10,491)             26
                                               ---------       ---------        ---------      ---------       ---------
Income from continuing operations .......          8,402           3,899           12,358         11,563             235
Discontinued operations:
     Loss from operations ...............           --              --               (476)          --            (1,074)
     Loss on disposal ...................           --              --             (8,511)          --            (8,511)
                                               ---------       ---------        ---------      ---------       ---------
Loss from discontinued operations .......           --              --             (8,987)          --            (9,585)
                                               ---------       ---------        ---------      ---------       ---------
Net income (loss) .......................      $   8,402       $   3,899        $   3,371      $  11,563       $  (9,350)
                                               =========       =========        =========      =========       =========
Net income (loss) per share:
Basic:
    Continuing operations ...............      $    0.89       $    0.54        $    1.90      $    1.77       $    0.04
    Discontinued operations .............           --              --              (1.38)          --             (1.50)
                                               ---------       ---------        ---------      ---------       ---------
    Net income (loss) per share .........      $    0.89       $    0.54        $    0.52      $    1.77       $   (1.46)
                                               =========       =========        =========      =========       =========
Weighted average shares outstanding .....          9,483           7,202            6,494          6,547           6,415

Diluted:
     Continuing operations ..............      $    0.81       $    0.48        $    1.76      $    1.63       $    0.04
     Discontinued operations ............           --              --              (1.28)          --             (1.44)
                                               ---------       ---------        ---------      ---------       ---------
     Net income (loss) per share ........      $    0.81       $    0.48        $    0.48      $    1.63       $   (1.40)
                                               =========       =========        =========      =========       =========
Weighted average shares outstanding .....         10,378           8,073            7,019          7,105           6,661


   The accompanying notes are an integral part of the consolidated financial statements.

                              DM MANAGEMENT COMPANY

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                        (in thousands, except share data)


                                                                                     Unrealized
                                                                      Additional      Loss on                        Total
                                                            Common      Paid-In      Marketable     Accumulated   Stockholders'
                                                            Stock       Capital      Securities       Deficit        Equity
                                                            ------      --------       -------       --------       --------

Balance at June 24, 1995 .............................      $   42      $ 39,827       $   (51)      $(20,967)      $ 18,851

Exercise of stock options ............................           1            29          --             --               30
Stock granted under the 1993 Employee
    Stock Purchase Plan ..............................        --              34          --             --               34
Change in unrealized losses, net of tax ..............        --            --             (85)          --              (85)
Net loss .............................................        --            --            --           (9,350)        (9,350)
                                                            ------      --------       -------       --------       --------
Balance at June 29, 1996 .............................          43        39,890          (136)       (30,317)         9,480

Exercise of stock options ............................           1           145          --             --              146
Tax benefit from exercise of stock options ...........        --              13          --             --               13
Change in unrealized losses, net of tax ..............        --            --              21           --               21
Net income ...........................................        --            --            --           11,563         11,563
                                                            ------      --------       -------       --------       --------
Balance at December 28, 1996 .........................          44        40,048          (115)       (18,754)        21,223

Issuance of 1,412,861 shares of common stock, net ....          14        17,440          --             --           17,454
Exercise of stock options ............................           3           408          --             --              411
Tax benefit from exercise of stock options ...........        --              87          --             --               87
Stock granted under the 1993 Employee
    Stock Purchase Plan ..............................        --              58          --             --               58
Change in unrealized losses, net of tax ..............        --            --              10           --               10
Net income ...........................................        --            --            --            3,899          3,899
                                                            ------      --------       -------       --------       --------
Balance at December 27, 1997 .........................          61        58,041          (105)       (14,855)        43,142

Exercise of stock options ............................           3         1,115          --             --            1,118
Tax benefit from exercise of stock options ...........        --             734          --             --              734
Stock granted under 1993 Employee
    Stock Purchase Plan ..............................        --              96          --             --               96
Adjustment for stock split ...........................          32           (33)         --             --               (1)
Change in unrealized losses, net of tax ..............        --            --             105           --              105
Net income ...........................................        --            --            --            8,402          8,402
                                                            ------      --------       -------       --------       --------
Balance at December 26, 1998 .........................      $   96      $ 59,953       $  --         $ (6,453)      $ 53,596
                                                            ======      ========       =======       ========       ========


   The accompanying notes are an integral part of the consolidated financial statements.

                              DM MANAGEMENT COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)


                                                                                                           Transition     Twelve
                                                                                                           Period         Months
                                                                          Twelve Months Ended               Ended         Ended
                                                                 ------------------------------------      --------      --------
                                                                 Dec. 26,     Dec. 27,       Dec. 28,      Dec. 28,      June 29,
                                                                   1998          1997          1996          1996          1996
                                                                (52 weeks)    (52 weeks)    (52 weeks)    (26 weeks)    (53 weeks)
                                                                 --------      --------      --------      --------      --------
                                                                                           (unaudited)
Cash flows from operating activities:
  Net income (loss) ........................................     $  8,402      $  3,899      $  3,371      $ 11,563      $ (9,350)

Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
  Depreciation and amortization ............................        2,853         1,493         1,049           571           910
  Loss on sale of marketable securities ....................          159          --            --            --            --
  Deferred income taxes ....................................       (1,680)          824       (10,598)      (10,598)         --
  Liability for expected losses ............................         --            (231)          231        (2,427)        2,658
  Write-off of intangible assets ...........................         --            --           5,336          --           5,336
  Amortization related to discontinued operations ..........         --            --             189          --             415

Changes in assets and liabilities:
  Increase in inventory ....................................       (6,268)       (7,942)       (2,783)       (1,771)         (622)
  (Increase) decrease in prepaid catalog expenses ..........        1,221        (3,761)        2,952         1,440           270
  (Increase) decrease in other current assets ..............       (1,927)         (314)          795           182          (557)
  Increase (decrease) in accounts payable and
    accrued expenses .......................................        1,408         8,257         2,084        (1,069)        3,432
  Increase in accrued customer returns .....................        3,554         3,470           444            78            40
  (Increase) decrease in net current assets (liabilities)
    of discontinued operations .............................         --              39         1,845         2,619        (2,265)
                                                                 --------      --------      --------      --------      --------
Net cash provided by operating activities ..................        7,722         5,734         4,915           588           267

Cash flows used in investing activities:
  Additions to property and equipment ......................      (35,221)       (8,494)       (1,512)         (834)         (796)
  Proceeds from sale of marketable securities ..............        3,836          --               6          --               6
  Payments for purchase of CARROLL REED (Note B) ...........         --            --            (907)         --            (907)
                                                                 --------      --------      --------      --------      --------
Net cash used in investing activities ......................      (31,385)       (8,494)       (2,413)         (834)       (1,697)

Cash flows provided by (used in) financing activities:
  Deposit on lease .........................................       (1,300)         --            --            --            --
  Borrowings under debt agreements .........................       70,702        21,224        21,972         8,863        30,103
  Payments of debt borrowings ..............................      (46,950)      (17,598)      (24,617)       (8,613)      (28,747)
  Proceeds from stock transactions .........................        1,947           556           186           159            64
  Issuance of common stock, net ............................         --          17,454          --            --            --
                                                                 --------      --------      --------      --------      --------
Net cash provided by (used in) financing activities ........       24,399        21,636        (2,459)          409         1,420
                                                                 --------      --------      --------      --------      --------
Net increase (decrease) in cash and cash equivalents .......          736        18,876            43           163           (10)

Cash and cash equivalents at:
  Beginning of period ......................................       19,260           384           341           221           231
                                                                 --------      --------      --------      --------      --------
  End of period ............................................     $ 19,996      $ 19,260      $    384      $    384      $    221
                                                                 ========      ========      ========      ========      ========
Supplemental information:
Non-cash investing activities:
  Construction in progress accrued, not paid ...............     $    943      $   --        $   --        $   --        $   --
Cash paid for interest .....................................     $    557      $    493      $    545      $    252      $    506

Cash paid for income taxes..................................     $  5,994      $  1,068      $    --       $   --        $      2



   The accompanying notes are an integral part of the consolidated financial statements.

                              DM MANAGEMENT COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

NATURE OF BUSINESS

     DM Management Company and subsidiary (the "Company") is a specialty direct marketer. The Company's primary products include high quality women's apparel, accessories, shoes and gifts. In 1998 the Company also began featuring bed and bath items. The Company currently markets its products through two discrete catalog concepts, J. JILL and NICOLE SUMMERS.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. Intercompany balances and transactions have been eliminated.

FISCAL YEAR

     The Company's fiscal year ends on the last Saturday in December. The twelve months ended December 26, 1998 ("fiscal 1998") and the twelve months ended December 27, 1997 ("fiscal 1997") were 52-week periods. Prior to December 28, 1996, the Company's fiscal year had ended on the last Saturday in June. The Company's change in fiscal year end resulted in a six-month transition period ended December 28, 1996 (a 26-week period) (the "transition period"). Financial information for the twelve months ended December 28, 1996 (a 52-week period) has been presented for comparative purposes and is unaudited. The twelve months ended June 29, 1996 ("fiscal 1996") was a 53-week period.

STOCK SPLIT

     On May 29, 1998, the Company announced a three-for-two stock split to be effected in the form of a stock dividend payable on June 30, 1998 to shareholders of record on June 12, 1998. All historical earnings per share information has been restated to include the effects of the stock split. The consolidated balance sheet as of December 27, 1997 and the consolidated statements of changes in stockholders' equity for dates prior to the stock split have not been restated to include the effects of the stock split. All common stock amounts and activity after the date of the stock split reflect the three-for-two split.

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

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents consist primarily of cash on deposit in banks and may also include cash invested in money market mutual funds and overnight repurchase agreements. The Company considers all highly liquid instruments, including certificates of deposits, with maturity at time of purchase of three months or less to be cash equivalents.

                              DM MANAGEMENT COMPANY

MARKETABLE SECURITIES

     The Company sold its marketable securities during fiscal 1998 and recognized a loss of $97,000 net of a deferred tax benefit of $62,000. There were no realized gains or losses recorded in fiscal 1997.

     At December 27, 1997 the Company's marketable securities consisted of investments in mutual funds which were primarily invested in U.S. Treasury, U.S. government and corporate bonds. The marketable securities were classified as available-for-sale and carried at fair market value based on quoted market prices at December 27, 1997. Unrealized holding losses at December 27, 1997 of $105,000, net of a deferred tax benefit of $65,000, were included as a separate component of stockholders' equity.

INVENTORY

     Inventory, consisting of merchandise for sale, is stated at the lower of cost or market, with cost determined using the first-in, first-out method. The Company provides for markdown reserves based on expected net realizable market value.

SELLING EXPENSES

     Selling expenses consist primarily of the cost to produce, print and distribute catalogs. These costs are considered direct-response advertising and as such are capitalized as incurred and amortized over the expected sales life of each catalog, which is generally a period not exceeding four months.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets, which are 30 years for buildings and 1-7 years for computers, computer software, equipment, furniture and fixtures. Improvements to leased premises are amortized on a straight-line basis over the shorter of the estimated useful life or the lease term. Maintenance and repairs are charged to expense as incurred. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to income. Assets under capital leases are recorded at the present value of future lease payments and are depreciated over the term of the lease.

     The Company accounts for its internal use software in accordance with American Institute of Certified Public Accountants issued Statement of Position No. 98-1 ("SOP 98-1"), "ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE." SOP 98-1 requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. SOP 98-1 also requires that costs related to the preliminary project stage and the post-implementation/operations stage of an internal-use computer software development project be expensed as incurred. The Company has determined the impact of SOP 98-1 to be immaterial to these consolidated financial statements.

LONG-LIVED ASSETS

     Management periodically considers whether there has been a permanent impairment in the value of its long-lived assets, primarily property and equipment, by evaluating various factors, including current and projected future operating results and undiscounted cash flows. Based on this assessment, management concluded that as of December 26, 1998 and December 27, 1997, the Company's long-lived assets were not permanently impaired.

                              DM MANAGEMENT COMPANY

NET INCOME PER SHARE

     The Company calculates net income per share ("EPS") in accordance with Financial Accounting Standards Board issued Statement No. 128 ("SFAS 128"), "EARNINGS PER SHARE." A reconciliation of the numerators and denominators of the basic and diluted per share computation for income from continuing operations follows (in thousands, except per share data). All share and per share information below has been restated to reflect the effects of the three-for-two stock split.


                                                                                       Transition    Twelve
                                                                                         Period      Months
                                                          Twelve Months Ended            Ended       Ended
                                                    --------------------------------   ----------  ----------

                                                    Dec. 26,    Dec. 27,    Dec. 28,    Dec. 28,    June 29,
                                                      1998        1997        1996       1996        1996
                                                   (52 weeks)  (52 weeks)  (52 weeks)  (26 weeks)  (53 weeks)
                                                    --------    --------    --------    --------    --------
                                                                         (unaudited)
Numerator:
    Income from continuing operations .........     $ 8,402     $ 3,899     $12,358     $11,563     $   235
                                                    -------     -------     -------     -------     -------
Denominator (shares):
    Basic weighted average shares outstanding .       9,483       7,202       6,494       6,547       6,415
    Assumed exercise of stock options .........         895         871         525         558         246
                                                    -------     -------     -------     -------     -------
    Diluted weighted average shares outstanding      10,378       8,073       7,019       7,105       6,661
                                                    =======     =======     =======     =======     =======
Income from continuing operations per share:
    Basic .....................................     $  0.89     $  0.54     $  1.90     $  1.77     $  0.04
    Diluted ...................................     $  0.81     $  0.48     $  1.76     $  1.63     $  0.04


     Options to purchase 447,500, 129,000, 306,810, and 153,810 shares of common stock were outstanding at December 26, 1998, December 27, 1997, December 28, 1996 and June 29, 1996, respectively, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares during the respective periods.

     Between December 26, 1998 and March 12, 1999 options to purchase 50,000 shares of the Company's common stock were granted pursuant to the Company's stock option plans and options to purchase 92,597 shares of common stock were exercised pursuant to the Company's stock option plans.

COMPREHENSIVE INCOME

     The Company calculates comprehensive income in accordance with Financial Accounting Standards Board issued Statement No. 130 ("SFAS 130"), "REPORTING COMPREHENSIVE INCOME," which establishes standards for reporting and display of comprehensive income. The Company's comprehensive income (loss) includes net income (loss) as reported in the accompanying consolidated statements of operations plus the change in unrealized losses on marketable securities, net of deferred tax benefit. Comprehensive income (loss) totaled $8,507,000 in fiscal 1998, $3,909,000 in fiscal 1997, $11,584,000 during the transition period and ($9,435,000) in fiscal 1996. The unrealized loss on marketable securities represents accumulated other comprehensive income. There was no accumulated other comprehensive income at December 26, 1998.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company periodically assesses the fair value of its financial instruments. Based on a detailed analysis, the Company's long-term debt, including current maturities, approximates fair value.

                              DM MANAGEMENT COMPANY

CONCENTRATIONS OF CREDIT RISK

     Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist principally of cash investments. The Company maintains cash and cash equivalents with various major financial institutions. The Company performs periodic evaluations of the relative credit standing of these financial institutions.

RECLASSIFICATIONS

     Certain financial statement amounts have been reclassified to be consistent with the presentation for fiscal 1998.

RECENT ACCOUNTING STANDARDS

     The Company reports segment information in accordance with Financial Accounting Standards Board issued Statement No. 131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION." This statement, which is based on the management approach to segment reporting establishes new standards for the way public companies report information about operating segments and requires companies to report selected segment information quarterly to stockholders. The Company holds assets and reports sales in one operating segment.

     In April 1998 the American Institute of Certified Public Accountants issued Statement of Position No. 98-5, "REPORTING ON THE COSTS OF START-UP ACTIVITIES," which provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. The Company adopted this statement in fiscal 1998. The adoption of this statement was immaterial to these consolidated financial statements.

B.   DISCONTINUED OPERATIONS:

     On May 20, 1996, the Company announced its plan to divest its CARROLL REED segment due to the incompatibility of the customer base and product line of this segment with those of its other segment. Accordingly, the CARROLL REED segment has been accounted for as a discontinued operation, and all assets, liabilities, results of operations and cash flows associated with the CARROLL REED segment have been segregated from those associated with continuing operations. In connection with this divestiture, the Company recorded a charge of $8,511,000 in fiscal 1996 for the loss on disposal of discontinued operations, consisting of $5,336,000 related to the write-off of the remaining unamortized intangible assets and $3,175,000 for expected losses during the phase-out period. The results of the CARROLL REED operations through May 20, 1996, including fiscal 1996 net sales through May 20, 1996 of $12,415,000, have been classified as loss from discontinued operations in the accompanying consolidated statements of operations. Since May 20, 1996, the results of this discontinued operation have been charged to the liability for expected losses established in connection with the divestiture and have had no impact on the Company's operating results. As of December 26, 1998, the Company had completed the phase-out of its CARROLL REED segment and had utilized its reserve for expected losses, including the recognition of certain tax benefits.

                              DM MANAGEMENT COMPANY

C.   PROPERTY AND EQUIPMENT:

     Property and equipment consists of the following (in thousands):


                                                      December 26, 1998     December 27, 1997
                                                      -----------------     -----------------
Land and building .................................       $  9,657              $  9,657
Equipment .........................................          8,704                 4,176
Furniture, fixtures and leasehold improvements ....          1,870                 1,684
Construction in progress ..........................         34,124                 2,674
                                                          --------              --------
     Total property and equipment .................         54,355                18,191
Less accumulated depreciation and amortization ....         (6,870)               (4,017)
                                                          --------              --------
     Property and equipment, net ..................       $ 47,485              $ 14,174
                                                          ========              ========


     At December 26, 1998 construction in progress was comprised primarily of costs of constructing the new operations and fulfillment center in Tilton, New Hampshire (the "Tilton Facility"). This facility was placed in full operation in early 1999. Included in construction in progress at December 26, 1998 and December 27, 1997 was $1,071,000 and $50,000, respectively, of capitalized interest.

D.   DEBT:

     The Company's credit facilities at December 26, 1998 consisted of (i) a $1,650,000 real estate loan (the "Real Estate Loan"); (ii) a $3,600,000 term loan (the "Term Loan"); (iii) a $9,500,000 equipment loan (the "Equipment Loan"); (iv) a $15,910,000 revolving line of credit (the "Revolver"); (v) a $17,000,000 line of credit (the "Line of Credit"); and (vi) a $4,300,000 short-term note (the "Short-Term Note"). The Equipment Loan was collateralized by substantially all of the Company's materials handling equipment. The remaining credit facilities were collateralized by substantially all of the Company's remaining assets. All of these credit facilities contain various lending conditions and covenants, including restrictions on permitted liens and required compliance with certain debt coverage ratios.

     The Real Estate Loan requires monthly payments, based on a 15-year amortization, with the balance payable on July 30, 2002. Interest on the Real Estate Loan is fixed at 6.81% per annum until August 31, 1999, at which time the Company may select from several interest rate options. The Term Loan requires quarterly payments through its maturity on June 1, 2002 and provides for several interest rate options (6.78% per annum at December 26, 1998). The Equipment Loan requires monthly payments through its maturity on December 1, 2005 with the interest rate fixed at 7.5% per annum. The Revolver is available for borrowings and for letters of credit. At December 26, 1998 there were no borrowings outstanding under the Revolver. At December 26, 1998 the Revolver bore interest at 7.75% per annum. The outstanding letters of credit do not bear interest. The Revolver matures on June 1, 1999. The Company is required to pay a commitment fee of 1/8th of 1% per annum on the unused portion of the Revolver. The Line of Credit bears interest at LIBOR plus 125 basis points repriced monthly (6.81% per annum at December 26, 1998), expires on March 31, 1999 and does not require a commitment fee. There was $17,000,000 outstanding under the Line of Credit at December 26, 1998. The Short-Term Note bears interest at 7.06% per annum and matures on March 31, 1999. There was $4,300,000 outstanding under the Short-Term Note at December 26, 1998.

                              DM MANAGEMENT COMPANY

     A summary of the Company's outstanding long-term debt follows (in thousands):


                                                December 26, 1998  December 27, 1997
                                                -----------------  -----------------
Real estate loans ............................       $ 1,503           $ 1,613
Term loans ...................................         2,520             7,540
Equipment loans ..............................         7,590              --
Capitalized lease obligations ................            22                30
                                                     -------           -------
     Total long-term debt ....................        11,635             9,183
Less current maturities ......................         1,735               837
                                                     -------           -------
     Long-term debt, less current portion ....       $ 9,900           $ 8,346
                                                     =======           =======


     Subsequent to December 26, 1998, the Company obtained long-term financing for the Tilton facility. In connection with the long-term financing, the Company contributed the new Tilton facility to Birch Pond Realty Corporation ("Birch Pond"), a wholly owned subsidiary of the Company, in exchange for all the outstanding shares of Birch Pond. On March 1, 1999, Birch Pond entered into a $12,000,000 loan (the "Loan") with a financial institution and granted a mortgage lien on the Tilton facility to the financial institution. Cash received from the Loan, cash from the Company's fiscal 1997 public offering and cash from operations were used to pay off the Short-Term Note and the Line of Credit and to release the existing mortgage on the Tilton facility.

     At December 26, 1998, aggregate maturities of long-term debt for the next five fiscal years and thereafter were as follows: 1999--$1,735,000; 2000--$1,756,000; 2001--$1,826,000; 2002--$2,599,000; 2003 --$1,148,000; and
thereafter --$2,571,000.

     Import letters of credit are for commitments issued through the Company's bank to guarantee payment of foreign-sourced merchandise within agreed upon time periods according to the terms of the agreements. Outstanding import letters of credit totaled approximately $11,612,000 and $3,993,000 at December 26, 1998 and December 27, 1997, respectively.

E.   STOCKHOLDERS' EQUITY:

COMMON STOCK

     In fiscal 1997 the Company completed its second offering of common stock to the public, issuing 1,412,861 shares of common stock at a price to the public of $13.50 per share. The Company received approximately $17,454,000 in net proceeds from the offering, after underwriting discounts and commissions and expenses. Expenses incurred by the Company in connection with the offering totaled approximately $567,000. Also in connection with this public offering, 1,752,404 shares of the Company's common stock were sold by selling stockholders. The Company did not receive any of the proceeds from the sale of shares by selling stockholders. The information in this paragraph has not been restated to reflect the effects of the three-for-two stock split.

SPECIAL PREFERRED STOCK

     The Company has 1,000,000 shares of special preferred stock, $0.01 par value per share, authorized. No special preferred stock was outstanding at either of the reported balance sheet dates.

                              DM MANAGEMENT COMPANY

F.   STOCK-BASED PLANS:

     At December 26, 1998, the Company had three stock-based plans--the 1988 Incentive Stock Option Plan (the "1988 Stock Option Plan"), the 1993 Incentive and Nonqualified Stock Option Plan (the "1993 Stock Option Plan") and the 1998 Employee Stock Purchase Plan (the "1998 Stock Purchase Plan"). The Company applies Accounting Principles Board Opinion No. 25 ("APB 25"), "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES," and related interpretations to account for its stock option plans and employee stock purchase plans. No compensation cost has been recognized for these plans.

STOCK OPTION PLANS

     The 1988 Stock Option Plan provides for the grant of options to purchase common stock intended to qualify as incentive stock options as defined in
Section 422 of the Internal Revenue Code of 1986, as amended ("ISO's"). During fiscal 1994, the Board of Directors voted not to issue any additional options under the 1988 Stock Option Plan. The maximum term of options granted under the 1988 Stock Option Plan is ten years.

     The 1993 Stock Option Plan authorizes (i) the grant of options to purchase common stock intended to qualify as ISO's, and (ii) the grant of options that do not so qualify. At December 26, 1998, the 1993 Stock Option Plan authorized the issuance of options to purchase up to 2,400,000 shares of common stock (as adjusted to reflect the effects of the three-for-two stock split). The Compensation Committee of the Board of Directors administers the 1993 Stock Option Plan and within certain limits has discretion to determine the terms and conditions of options granted under the plan. The 1993 Stock Option Plan also provides for the automatic grant of options to purchase a specified number of shares to non-employee directors. The maximum term of options granted under the 1993 Stock Option Plan is ten years.

STOCK PURCHASE PLANS

     Under the Company's stock purchase plans, eligible employees may be granted the opportunity to purchase common stock of the Company at 85% of market value on the first or last business day of the calendar year, whichever is lower. The 1993 Stock Purchase Plan authorized the issuance of up to 150,000 shares (as adjusted to reflect the effects of the three-for-two stock split) of the Company's common stock to eligible employees. Issuances of common stock under the 1993 Stock Purchase Plan have been made as follows. All share information below has been restated to reflect the effects of the three-for-two stock split.


                                                  Aggregate
                                                  Purchase
                                   Shares          Price
                                   ------         ---------
     December 31, 1997 ..........  45,156        $ 96,000
     December 31, 1996 ..........  51,267          58,000
     December 30, 1995 ..........  29,078          34,000
     Prior Periods ..............  13,702        $ 37,000



     Immediately following the December 31, 1997 issuance, the 1993 Stock Purchase Plan was terminated.

     The 1998 Stock Purchase Plan authorizes the issuance of up to 150,000 shares (as adjusted to reflect the effects of the three-for-two stock split) of the Company's common stock to eligible employees. A total of 150,000 shares of common stock were available for issuance under the 1998 Stock Purchase Plan at December 26, 1998. On December 31, 1998, 23,891 shares of common stock were issued under the 1998 Stock Purchase Plan at an aggregate purchase price of $211,000.

                              DM MANAGEMENT COMPANY

     The following table reflects the activity under the 1988 Stock Option Plan and the 1993 Stock Option Plan. All amounts have been restated to reflect the effects of the three-for-two stock split:


                                           1988 Stock Option Plan                   1993 Stock Option Plan
                                   -------------------------------------   ------------------------------------------
                                                 Exercise      Wtd. Avg.                  Exercise          Wtd. Avg.
                                    Number        Price        Exercise     Number          Price            Exercise
                                   of Shares    Per Share       Price      of Shares      Per Share           Price
                                   ---------    ---------      ---------   --------     --------------      ---------
Balance at June 24, 1995 ........   734,016    $ 0.11-4.07     $    1.03     183,000     $  1.83-10.00      $    6.84
    Granted .....................      --            --             --       631,500         1.38-3.33           1.93
    Exercised ...................   (37,275)     0.11-1.11          0.77        --              --                 --
    Canceled ....................    (2,250)          1.11          1.11     (34,500)        2.67-7.25           5.57
                                    -------                                  -------
Balance at June 29, 1996 ........   694,491      0.11-4.07          1.04     780,000        1.38-10.00           2.92
    Granted .....................      --            --             --        93,750         2.09-2.17           2.13
    Exercised ...................  (224,695)     0.11-1.11          0.63      (2,727)             1.83           1.83
    Canceled ....................    (4,245)          1.11          1.11     (37,500)            10.00          10.00
                                    -------                                  -------
Balance at December 28, 1996 ....   465,551      0.11-4.07          1.24     833,523        1.38-10.00           2.51
    Granted .....................      --            --             --       648,750        2.42-10.75           6.31
    Exercised ...................  (255,702)     0.11-4.07          1.35     (36,098)      1.50 - 3.33           1.81
    Canceled ....................    (2,250)          1.11          1.11     (11,700)      1.83 - 3.33           2.29
                                    -------                                  -------
Balance at December 27, 1997 ....   207,599           1.11          1.11   1,434,475        1.38-10.75           4.25
    Granted .....................      --            --             --       595,000       10.13-20.83          16.02
    Exercised ...................  (194,099)          1.11          1.11    (244,475)     1.38 - 10.00           3.69
    Canceled ....................      --            --             --       (38,250)      2.08 - 7.46           5.51
                                    -------                                  -------
Balance at December 26, 1998 ....    13,500    $      1.11     $    1.11   1,746,750     $  1.38-20.83      $    8.32
                                    =======                                  =======



     Options exercisable under the 1988 Stock Option Plan and the 1993 Stock Option Plan were as follows. Amounts as of December 27, 1997 have been restated to reflect the effects of the three-for-two stock split.


                                                     December 26, 1998  December 27, 1997
                                                     -----------------  -----------------
     1988 Stock Option Plan .......................       13,500           207,599
     1993 Stock Option Plan .......................      567,099           410,073
                                                         -------           -------
          Total ...................................      580,599           617,672
                                                         =======           =======
     Weighted average exercise price per share ....     $   4.53          $   2.45
                                                         =======           =======


                              DM MANAGEMENT COMPANY

     The following table summarizes information about options outstanding under the 1988 Stock Option Plan and the 1993 Stock Option Plan at December 26, 1998:


                                           Options Outstanding                      Options Exercisable
                           ------------------------------------------------   -------------------------------
                                Number            Wtd. Avg.       Wtd. Avg.       Number            Wtd. Avg.
       Range of Exercise    Outstanding at        Remaining       Exercise     Exercisable at       Exercise
            Prices         December 26, 1998   Contractual Life    Price      December 26, 1998       Price
-------------------------  -----------------   ----------------   ---------   -----------------     ---------
     $ 1.11-- 1.50 ......        310,500           3.3 years      $  1.46          205,875           $  1.45
       1.83-- 2.42 ......        253,400           4.5 years         2.30          122,975              2.31
       2.83-- 3.83 ......        152,000           4.6 years         3.13           60,000              3.08
       5.00-- 7.25 ......        290,350           5.3 years         6.46          118,300              6.07
       7.79-- 10.75 .....        406,500           6.1 years        10.27           35,949             10.09
       14.13-- 20.83 ....        347,500           6.5 years        20.08           37,500             20.83
                               ---------                                           -------
              Total .....      1,760,250           5.2 years      $  8.26          580,599           $  4.53
                               =========                                           =======


     The Company discloses stock-based compensation information in accordance with Financial Accounting Standards Board issued Statement No. 123 ("SFAS 123"), "ACCOUNTING FOR STOCK-BASED COMPENSATION," which requires disclosure of pro forma net income, EPS and other information as if the fair value method of accounting for stock options and other equity instruments described in SFAS 123 had been adopted. Pro forma disclosures include the effects of all options granted after December 25, 1994. The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards made prior to December 25, 1994. Additional awards in future years are anticipated.

     Had compensation cost for the Company's stock-based plans been based on the fair value at the grant dates for awards made under these plans consistent with SFAS 123, the Company's net income (loss) and EPS would have been as follows (in thousands, except per share data). Prior period EPS amounts have been restated to reflect the effects of the three-for-two stock split:


                                                                               Transition      Twelve
                                                                                Period         Months
                                           Twelve Months Ended                   Ended          Ended
                                  -------------------------------------        ----------     ---------
                                    Dec. 26,      Dec. 27,     Dec. 28,         Dec. 28,       June 29,
                                     1998           1997         1996            1996           1996
                                  (52 weeks)     (52 weeks)   (52 weeks)       (26 weeks)     (53 weeks)
                                  ---------      ---------    ----------       ----------     ----------
                                                              (unaudited)
     Net income (loss):
          As reported ......      $   8,402      $   3,899    $     3,371      $   11,563     $   (9,350)
          Pro forma ........          7,135          3,478          3,233          11,498         (9,420)
     Basic EPS:
          As reported ......           0.89           0.54           0.52            1.77          (1.46)
          Pro forma ........           0.75           0.48           0.50            1.76          (1.47)
     Diluted EPS:
          As reported ......           0.81           0.48           0.48            1.63          (1.40)
          Pro forma ........      $    0.69      $    0.43    $      0.46      $     1.62     $    (1.41)


                              DM MANAGEMENT COMPANY

          The Black-Scholes option-pricing model is used to estimate the fair value on the date of grant of each option granted after December 25, 1994. The Black-Scholes model is also used to estimate the fair value of the employees' purchase rights. In each case, the following assumptions were used for stock option grants and employee purchase right grants in fiscal 1998:


                                                                      1993 Stock           1998 Stock
                                                                     Option Plan         Purchase Plan
                                                                     -----------         -------------
Dividend yield.............................................                0.0%                 0.0%
Expected volatility........................................               75.0%                75.0%
Risk free interest rate....................................                5.3%                 5.7%
Expected lives.............................................           4.5 years               1 year

          The weighted average fair value of stock options granted and the average fair value of the employee purchase rights granted were as follows. All prior period amounts have been restated to reflect the effects of the three-for-two stock split.



                                                                                          Transition     Twelve
                                                                                            Period       Months
                                                           Twelve Months Ended              Ended         Ended
                                                ----------------------------------------  ----------     -------
                                                 Dec. 26,      Dec. 27,       Dec. 28,      Dec. 28,     June 29,
                                                   1998         1997           1996          1996         1996
                                                (52 weeks)   (52 weeks)     (52 weeks)    (26 weeks)    (53 weeks)
                                                ---------    ----------      ----------  -----------   ----------
                                                                             (unaudited)
Fair value of stock options granted...........  $  10.11     $    3.53       $  1.17     $  1.22        $   1.08
Fair value of employee purchase rights granted  $   4.73     $    0.91       $  0.45     $    --        $   0.45

G.   BENEFIT PLANS:

     The Company offers a savings plan (the "Savings Plan") to its employees, which permits participants to make contributions by salary reduction pursuant to
Section 401(k) of the Internal Revenue Code. At the discretion of the Board of Directors, the Company may also make contributions dependent on profits each year for the benefit of all eligible employees under the Savings Plan. Employee eligibility is based on minimum age and employment requirements. The Company contributed approximately $200,000, $100,000, $10,000 and $0 to the Savings Plan for fiscal 1998, fiscal 1997, the transition period and fiscal 1996, respectively.

H.   INCOME TAXES:

     The Company accounts for income taxes in accordance with of Financial Accounting Standards Board issued Statement No. 109 ("SFAS 109"), "ACCOUNTING FOR INCOME TAXES." Under SFAS 109, deferred tax assets and liabilities are recognized based on temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. SFAS 109 requires current recognition of net deferred tax assets to the extent that it is more likely than not that such net assets will be realized. To the extent that the Company believes that its net deferred tax assets will not be realized, a valuation allowance must be placed against those assets.

                              DM MANAGEMENT COMPANY

     Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):


                                                                           December 26, 1998         December 27, 1997
                                                                           -----------------         -----------------
Deferred tax assets:
     Net operating losses...........................................         $     4,333               $  4,787
     Inventory......................................................               4,123                  2,593
     Reserve for customer returns...................................               3,316                  1,743
     Discontinued segment...........................................                  --                  1,947
     Property and equipment.........................................                 708                    229
     Other..........................................................                 745                    539
                                                                             -----------               --------
          Total deferred tax assets.................................              13,225                 11,838
                                                                             -----------               --------
Deferred tax liabilities:
     Prepaid catalogs...............................................               1,771                  1,899
     Other..........................................................                  --                    165
                                                                             -----------               --------
          Total deferred tax liabilities............................               1,771                  2,064
                                                                             -----------               --------
               Net deferred tax assets..............................         $    11,454               $  9,774
                                                                             ===========               ========

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

     At December 26, 1998, the Company had available net operating loss ("NOL") carryforwards of approximately $12,379,000, of which $7,466,000 expires in 2004, $2,530,000 expires in 2005 and $2,383,000 expires in 2006.

     Section 382 of the Internal Revenue Code of 1986, as amended, restricts a corporation's ability to use its NOL carryforwards following certain "ownership changes." The Company determined that such an ownership change occurred as a result of its initial public offering ("IPO") and accordingly the amount of the Company's pre-IPO NOL carryforwards available for use in any particular taxable year is limited to approximately $1.5 million annually. To the extent that the Company does not utilize the full amount of the annual NOL limit, the unused amount may be used to offset taxable income in future years. NOL carryforwards expire 15 years after the tax year in which they arise, and the last of the Company's current NOL carryforwards will expire in its 2006 tax year.

                              DM MANAGEMENT COMPANY

     The components of the Company's provision (benefit) for income taxes for continuing operations are as follows (in thousands):


                                                                                             Transition     Twelve
                                                                                               Period       Months
                                                        Twelve Months Ended                    Ended        Ended
                                             ----------------------------------------        ----------     --------
                                             Dec. 26,       Dec. 27,          Dec. 28,         Dec. 28,     June 29,
                                               1998           1997              1996             1996         1996
                                            (52 weeks)      (52 weeks)        (52 weeks)       (26 weeks)   (53 weeks)
                                            ----------    ------------       -----------     -----------    ---------
                                                                             (unaudited)
Current:
     Federal................................   $5,717        $1,379          $     98       $     53        $      8
     State..................................    1,335           750                98             54              18
Deferred:
     Federal................................   (1,365)          213            (9,164)        (9,164)             --
     State..................................     (315)          151            (1,434)        (1,434)             --
                                               ------        ------          --------       --------        --------
Provision (benefit) for income taxes........   $5,372        $2,493          $(10,402)      $(10,491)       $     26
                                               ======        ======          ========       ========        ========

     The difference in income taxes at the U. S. federal statutory rate and the income tax provision (benefit) reported in the accompanying consolidated statements of operations is as follows (in thousands):


                                                                                                             Transition    Twelve
                                                                                                               Period      Months
                                                                        Twelve Months Ended                    Ended       Ended
                                                              -------------------------------------------     ---------    -------
                                                              Dec. 26,        Dec. 27,        Dec. 28,        Dec. 28,     June 29,
                                                                1998            1997            1996            1996        1996
                                                             (52 weeks)      (52 weeks)       (52 weeks)     (26 weeks)  (53 weeks)
                                                              ---------      ----------       ----------      ---------    -------
                                                                                              (unaudited)
Provision for income taxes at the U.S. federal
     statutory rate..........................................$  4,821         $  2,173         $     665   $      364     $     89
State taxes, net of federal tax benefits.....................     551              320                88           35           12
Valuation allowance change...................................      --               --           (10,598)     (10,598)          --
Utilization of NOL carryforward..............................      --               --              (557)        (275)         (75)
Other........................................................      --               --                --          (17)          --
                                                             --------         --------         ---------    ---------     --------
Provision (benefit) for income taxes at effective rate.......$  5,372         $  2,493         $ (10,402)   $ (10,491)    $     26
                                                             ========         ========         =========    =========     ========

I.   COMMITMENTS:

     The Company leases certain of its facilities under noncancellable operating leases having initial or remaining terms of more than one year. The majority of these real estate leases require the Company to pay maintenance, insurance and real estate taxes. Total rent expense, including these costs, amounted to approximately $1,622,000 in fiscal 1998, $1,052,000 in fiscal 1997, $362,000 during the transition period and $666,000 in fiscal 1996.

     At December 26, 1998, future minimum lease payments for operating leases having a remaining term in excess of one year at such date totaled $19,458,000 and for the next five fiscal years and thereafter were as follows:
1999--$1,733,000; 2000-- $2,061,000; 2001-- $1,944,000; 2002--$1,911,000;
2003--$1,834,000; and thereafter--$9,975,000.

J.   RELATED PARTY:

     In fiscal 1996 the Company terminated its relationship with Shannon North America, Limited ("Shannon"), a joint venture between the Company and Aer Rianta cpt. The Company's investment in Shannon was immaterial. In fiscal 1998 and fiscal 1997 the Company continued to provide various operational services to Shannon. Amounts charged to Shannon totaled approximately $86,000 in fiscal 1998, $174,000 in fiscal 1997, $180,000 during the transition period and $690,000 in fiscal 1996.

                              DM MANAGEMENT COMPANY

K.   QUARTERLY FINANCIAL DATA (UNAUDITED): (in thousands, except per share data)


                                                                          Fiscal 1998 Quarter Ended
                                                       ----------------------------------------------------------------------------
                                                       March  28, 1998      June  27, 1998        Sept. 26, 1998      Dec. 26, 1998
                                                       ---------------      --------------        --------------      -------------
Net sales..............................................$  44,792             $   59,359            $   46,580          $  67,999
Net income.............................................    1,175                  2,973                 1,407              2,847
Income per share (basic)...............................     0.13                   0.31                  0.15               0.30
Income per share (diluted).............................$    0.11             $     0.28            $     0.14          $    0.28


                                                                                  Fiscal 1997 Quarter Ended
                                                       ----------------------------------------------------------------------------
                                                       March 29, 1997       June 28, 1997         Sept. 27, 1997      Dec. 27, 1997
                                                       --------------       -------------         --------------      -------------
Net sales..............................................$   24,543            $   32,885            $   31,649          $   46,456
Net income.............................................       541                 1,205                   691               1,462
Net income per share (basic)...........................      0.08                  0.18                  0.10                0.18
Net income per share (diluted).........................$     0.07            $     0.16            $     0.09          $     0.16


                                                                                Transition Period Quarter Ended
                                                       ----------------------------------------------------------------------------
                                                                                                  Sept. 28, 1996      Dec. 28, 1996
                                                                                                  --------------      -------------
Net sales..............................................                                            $   20,541          $   22,783
Net income.............................................                                                   250              11,313
Net income per share (basic)...........................                                                  0.04                1.71
Net income per share (diluted).........................                                            $     0.04          $     1.59


                                                                                Fiscal 1996 Quarter Ended
                                                            -----------------------------------------------------------------------
                                                            Sept. 30, 1995   Dec. 30, 1995       March 30, 1996      June 29, 1996
                                                            --------------   -------------       --------------      --------------
Net sales................................................... $   22,312      $   16,955           $    19,736        $   21,582
Income (loss) from continuing operations....................       (274)           (286)                  250               545
Net income (loss)...........................................       (667)           (491)                  264            (8,456)
Income (loss) from continuing operations per share (basic)..      (0.04)          (0.04)                 0.04              0.08
Income (loss) from continuing operations per share (diluted)      (0.04)          (0.04)                 0.04              0.08
Net income (loss) per share (basic).........................      (0.10)          (0.08)                 0.04             (1.31)
Net income (loss) per share (diluted)....................... $    (0.10)     $    (0.08)          $      0.04        $    (1.19)

     On May 29, 1998, the Company announced a three-for-two stock split to be effected in the form of a stock dividend payable on June 30, 1998 to shareholders of record on June 12, 1998. All per share information above has been restated to reflect the effects of the three-for-two stock split.

     During the transition period the Company recorded a deferred tax benefit of $10,598,000 (see Note H).

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

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of DM Management Company:


     Our audits of the consolidated financial statements referred to in our report dated February 5, 1999, except for Note D, as to which the date is March 1, 1999, appearing on page 19 of the 1998 Annual Report to Shareholders of DM Management Company (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                                      PricewaterhouseCoopers LLP


Boston, Massachusetts

February 5, 1999, except for Note D,
as to which the date is
March 1, 1999

                              DM MANAGEMENT COMPANY

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

                                 (in thousands)




                                              Balance,               Amounts                  Write-Offs               Balance,
                                              Beginning              Charged to                  Against                  End
Accrued Customer Returns:                     of Period              Net Income                  Reserve               of Period
                                              ---------              ----------               ----------               ----------

Year ended December 26, 1998............... $      4,779          $     63,838               $   60,284             $     8,333
                                            ============          ============               ==========             ===========

Year ended December 27, 1997............... $      1,309          $     40,276               $   36,806             $     4,779
                                            ============          ============               ==========             ===========

Six months ended December 28, 1996......... $      1,231          $     11,634               $   11,556             $     1,309
                                            ============          ============               ==========             ===========

Year ended June 29, 1996................... $      1,191          $     22,534               $   22,494             $     1,231
                                            ============          ============               ==========             ===========


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND CONSOLIDATED FINANCIAL DISCLOSURE

        Not applicable.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth under the captions "Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" appearing in the Company's definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 25, 1999, which will be filed with the Securities and Exchange Commission not later than 120 days after December 26, 1998, is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information set forth under the caption "Remuneration of Executive Officers and Directors" appearing in the Company's definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 25, 1999, which will be filed with the Securities and Exchange Commission not later than 120 days after December 26, 1998, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" appearing in the Company's definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 25, 1999, which will be filed with the Securities and Exchange Commission not later than 120 days after December 26, 1998, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

                                     PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(1)  FINANCIAL STATEMENTS

     The financial statements filed as part of this report are listed on the Index to Consolidated Financial Statements on Page 18.

(2)  FINANCIAL STATEMENT SCHEDULE


     Index to Consolidated Financial Statement Schedule                    Page
                                                                           ----
          Report of Independent Accountants                                 37
          Schedule II - Valuation and Qualifying Accounts                   38


(3)  EXHIBITS

     Exhibits 10.11 through 10.26 include the Company's compensatory plans or arrangements required to be filed as exhibits pursuant to Item 14(c) of Form 10-K.


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



10.1  Lease Agreement dated September 14, 1989, between the Company and Richard
      D. Matthews and Richard J. Valentine, Trustees of Bare Cove Realty Trust established u/d/t dated January 10, 1984, as amended (included as Exhibit
      10.13 to the Company's Registration Statement on Form S-1, Registration No. 33-67512, and incorporated herein by reference)


10.2 Third Amendment to Lease Agreement dated September 14, 1989, between the Company and Richard D. Matthews and Richard J. Valentine, Trustees of Bare Cove Realty Trust established u/d/t dated January 10, 1984, as previously amended (included as Exhibit 10.3 to the Company's Transition Report on Form 10-K for the transition period from June 30, 1996 to December 28, 1996, File No. 0-22480, and incorporated herein by reference)


10.3 Fourth Amendment to Lease Agreement dated September 14, 1989, between the Company and Richard D. Matthews and Richard J. Valentine, Trustees of Bare Cove Realty Trust established u/d/t dated January 10, 1984, as previously amended (included as Exhibit 10.4 to the Company's Transition Report on Form 10-K for the transition period from June 30, 1996 to December 28, 1996, File No. 0-22480, and incorporated herein by reference)


10.4 Fifth Amendment to Lease Agreement dated August 27, 1998, between the Company and Richard D. Matthews and Richard J. Valentine, as Trustees of Bare Cove Realty Trust established u/d/t dated January 10, 1984, as amended

10.5 Lease dated August 15, 1997 between the Company and Central NH Realty, Inc.(included as Exhibit 10.27 to the Company's Registration Statement on Form S-2 dated September 10, 1997, File No. 0-22480, and incorporated herein by reference)


10.6 Lease Agreement dated June 11, 1998 between the Company and Reading Outlet Center Associates D/B/A Mass Realty Company (included as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter year ended June 27, 1998, File No. 0-22480, and incorporated herein by reference)


10.7 Lease Agreement dated September 18, 1998, between the Company and National Fire Protection Association (included as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 26, 1998, File No. 0-22480, and incorporated herein by reference)


10.8 Lease Agreement dated October 5, 1998, between the Company and Chelsea GCA Realty Partnership, L.P. (included as Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 26, 1998, File No. 0-22480, and incorporated herein by reference)


10.9 Lease Agreement dated October 23, 1998, between the Company and Tanger Properties Limited Partnership (included as Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 26, 1998, File No. 0-22480, and incorporated herein by reference)


10.10 Lease dated March 1, 1999 between the Company and Birch Pond Realty Corporation

10.11 1988 Incentive Stock Option Plan (included as Exhibit 10.17 to the Company's Registration Statement on Form S-1, Registration No. 33-67512, and incorporated herein by reference)

10.12 Amended and Restated 1993 Incentive and Nonqualified Stock Option Plan

10.13 1998 Employee Stock Purchase Plan (included as Appendix B to the Company's definitive Proxy Statement for its annual meeting of stockholders held on May 28, 1998, File No. 0-22480, and incorporated herein by reference)

10.14 1998 Incentive Compensation Plan (included as Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 27, 1997, File No. 0-22480, and incorporated herein by reference)

10.15 1999 Incentive Compensation Plan

10.16 Employment Letter Agreement dated December 21, 1995, between the Company and Gordon R. Cooke (included as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 30, 1995, File No. 0-22480, and incorporated herein by reference)

10.17 Employment Letter Agreement dated May 7, 1996, between the Company and John J. Hayes (included as Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended June 29, 1996, File No. 0-22480, and incorporated herein by reference)

10.18 Employment Letter Agreement between the Company and Kevin E. Burns (included as Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 27, 1997, File No. 0-22480, and incorporated herein by reference)

10.19 Split Dollar Agreement and Assignment of Life Insurance Policy as Collateral dated October 1, 1998 between the Company and Gordon R. Cooke (included as Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 26, 1998, File No. 0-22480, and incorporated herein by reference)

10.20 Split Dollar Agreement and Assignment of Life Insurance Policy as Collateral dated February 22, 1999 between the Company and Kevin Burns

10.21 Split Dollar Agreement and Assignment of Life Insurance Policy as Collateral dated February 24, 1999 between the Company and Olga Conley

10.22 Split Dollar Agreement and Assignment of Life Insurance Policy as Collateral dated February 24, 1999 between the Company and Gordon Cooke

10.23 Split Dollar Agreement and Assignment of Life Insurance Policy as Collateral dated February 24, 1999 between the Company and John Hayes

10.24 Split Dollar Agreement and Assignment of Life Insurance Policy as Collateral dated February 24, 1999 between the Company and Patricia Lee

10.25 Split Dollar Agreement and Assignment of Life Insurance Policy as Collateral dated February 24, 1999 between the Company and Peter Tulp

10.26 Split Dollar Agreement and Assignment of Life Insurance Policy as Collateral dated March 3, 1999 between the Company and Jane Dunning

10.27 Merchant Services Agreement between the Company and Hurley State Bank, dated July 18, 1995 (included as Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended June 24, 1995, File No. 0-22480, and incorporated herein by reference)

10.28 Construction Agreement dated October 24, 1997 between the Company and Clayco Construction Company, Inc. (included as Exhibit 10.39 to the Company's Annual Report on Form 10-K for the fiscal year ended December 27, 1997, File No. 0-22480, and incorporated herein by reference)

10.29 Contract dated April 1, 1998, between the Company and Designed Conveyor Systems, Inc. (included as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 28, 1998, File No. 0-22480, and incorporated herein by reference)

10.30 Grant of Security Interest in Trademarks dated June 5, 1997 between the Company and Citizens Bank of Massachusetts (included as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 1997, File No. 0-22480, and incorporated herein by reference)

10.31 Account Control Agreement dated June 5, 1997 between the Company, Citizens Bank of Massachusetts and Fleet National Bank (included as Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 1997, File No. 0-22480, and incorporated herein by reference)

10.32 Real Estate Note dated July 30, 1997 between the Company and Citizens Bank of Massachusetts (included as Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 1997, File No. 0-22480, and incorporated herein by reference)

10.33 Mortgage dated July 30, 1997 between the Company and Citizens Bank of Massachusetts (included as Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 1997, File No. 0-22480, and incorporated herein by reference)

10.34 Mortgage (Bridge Mortgage) dated October 31, 1997 between the Company and Citizens Bank of Massachusetts (included as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 27, 1997, File No. 0-22480, and incorporated herein by reference)

10.35 First Amendment to Security Agreement dated October 31, 1997 between the Company and Citizens Bank of Massachusetts (included as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 27, 1997, File No. 0-22480, and incorporated herein by reference)

10.36 First Amendment to Mortgage dated October 31, 1997 between the Company and Citizens Bank of Massachusetts (included as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 27, 1997, File No. 0-22480, and incorporated herein by reference)

10.37 Replacement Revolving Note dated October 31, 1997 between the Company and Citizens Bank of Massachusetts (included as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 27, 1997, File No. 0-22480, and incorporated herein by reference)

10.38 Second Amended and Restated Loan Agreement dated March 5, 1998 between the Company and Citizens Bank of Massachusetts (included as Exhibit 10.27 to the Company's Annual Report on Form 10-K for the fiscal year ended December 27, 1997, File No. 0-22480, and incorporated herein by reference)

10.39 New Bridge Note dated March 5, 1998 between the Company and Citizens Bank of Massachusetts (included as Exhibit 10.28 to the Company's Annual Report on Form 10-K for the fiscal year ended December 27, 1997, File No. 0-22480, and incorporated herein by reference)

10.40 Short Term Revolving Note dated March 5, 1998 between the Company and Citizens Bank of Massachusetts (included as Exhibit 10.29 to the Company's Annual Report on Form 10-K for the fiscal year ended December 27, 1997, File No. 0-22480, and incorporated herein by reference)

10.41 Second Amendment to Security Agreement dated March 5, 1998 between the Company and Citizens Bank of Massachusetts (included as Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended December 27, 1997, File No. 0-22480, and incorporated herein by reference)

10.42 Assignment of Certificate of Deposit dated March 5, 1998 between the Company and Citizens Bank of Massachusetts (included as Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended December 27, 1997, File No. 0-22480, and incorporated herein by reference)

10.43 Amended Bridge Mortgage dated March 5, 1998 between the Company and Citizens Bank of Massachusetts (included as Exhibit 10.32 to the Company's Annual Report on Form 10-K for the fiscal year ended December 27, 1997, File No. 0-22480, and incorporated herein by reference)

10.44 Second Amendment to Mortgage (Meredith) dated March 5, 1998 between the Company and Citizens Bank of Massachusetts (included as Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended December 27, 1997, File No. 0-22480, and incorporated herein by reference)

10.45 First Amendment to Second Amended and Restated Loan Agreement dated June 30, 1998 between the Company and Citizens Bank of Massachusetts (included as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 27, 1998, File No. 0-22480, and incorporated herein by reference)

10.46 Second Amendment to Second Amended and Restated Loan Agreement dated September 4, 1998, between the Company and Citizens Bank of Massachusetts (included as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 26, 1998, File No. 0-22480, and incorporated herein by reference)

10.47 Third Amendment to Second Amended and Restated Loan Agreement dated September 4, 1998, between the Company and Citizens Bank of Massachusetts (included as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 26, 1998, File No. 0-22480, and incorporated herein by reference)

10.48 First Amendment to Assignment of Certificate of Deposit dated September 4, 1998, between the Company and Citizens Bank of Massachusetts (included as
      Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 26, 1998, File No. 0-22480, and incorporated herein by reference)


10.49 Second Amendment to Bridge Mortgage dated September 4, 1998, between the Company and Citizens Bank of Massachusetts (included as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 26, 1998, File No. 0-22480, and incorporated herein by reference)

10.50 Third Amendment to Mortgage (Meredith) dated September 4, 1998, between the Company and Citizens Bank of Massachusetts (included as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 26, 1998, File No. 0-22480, and incorporated herein by reference)

10.51 Replacement New Bridge Note dated September 4, 1998, between the Company and Citizens Bank of Massachusetts (included as Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended
      September 26, 1998, File No. 0-22480, and incorporated herein by reference)

10.52 Replacement Short Term Revolving Note dated September 4, 1998, between the Company and Citizens Bank of Massachusetts (included as Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 26, 1998, File No. 0-22480, and incorporated herein by reference)

10.53 Second Replacement Revolving Note dated September 4, 1998, between the Company and Citizens Bank of Massachusetts (included as Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 26, 1998, File No. 0-22480, and incorporated herein by reference)

10.54 Third Amendment to Security Agreement dated September 4, 1998, between the Company and Citizens Bank of Massachusetts (included as Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 26, 1998, File No. 0-22480, and incorporated herein by reference)

10.55 Fourth Amendment to Second Amended and Restated Loan Agreement, dated as of December 31, 1998, by and between the Company and Citizens Bank of Massachusetts

10.56 Second Amendment to Assignment of Certificate of Deposit, dated as of December 31, 1998, by and between the Company and Citizens Bank of Massachusetts

10.57 Second Replacement New Bridge Note, dated as of December 31, 1998, by and between the Company and Citizens Bank of Massachusetts

10.58 Second Replacement Short Term Revolving Note, dated as of December 31, 1998, by and between the Company and Citizens Bank of Massachusetts

10.59 Master Security Agreement, dated as of December 23, 1998, by and between the Company and Citizens Leasing Corporation

10.60 Amendment No. 1 to the Master Security Agreement, dated as of December 23, 1998, by and between the Company and Citizens Leasing Corporation

10.61 Secured Promissory Note, dated as of December 23, 1998, by and between the Company and Citizens Leasing Corporation

10.62 Secured Promissory Note, dated as of December 23, 1998, by and between the Company and Citizens Leasing Corporation

10.63 Mortgage Note dated March 1, 1999 between Birch Pond Realty Corporation and John Hancock Real Estate Finance, Inc.

10.64 Assignment of Leases and Rents dated March 1, 1999 between Birch Pond Realty Corporation and John Hancock Real Estate Finance, Inc.

10.65 Mortgage, Assignment of Leases and Rents and Security Agreement dated March 1, 1999 between Birch Pond Realty Corporation and John Hancock Real Estate Finance, Inc.

10.66 Assignment of Agreements, Permits and Contracts dated March 1, 1999 between Birch Pond Realty Corporation and John Hancock Real Estate Finance, Inc.

10.67 Indemnification Agreement dated March 1, 1999 between the Company, Birch Pond Realty Corporation and John Hancock Real Estate Finance, Inc.

10.68 Guaranty Agreement dated March 1, 1999 between the Company and John Hancock Real Estate Finance, Inc.

10.69 Replacement Reserve Agreement dated March 1, 1999 by and between Birch Pond Realty Corporation and John Hancock Real Estate Finance, Inc.

10.70 Tenant Improvement and Leasing Commissions Agreement dated March 1, 1999 between Birch Pond Realty Corporation and John Hancock Real Estate Finance, Inc.

10.71 Consent Agreement dated March 1, 1999 between the Company and Citizens Bank of Massachusetts

CONSENT OF EXPERTS AND COUNSEL

23.1 Consent of PricewaterhouseCoopers LLP dated March 24, 1999

FINANCIAL DATA SCHEDULE

27.1 Financial Data Schedule for the year ended December 26, 1998

     (4)  REPORTS ON FORM 8-K
          There were no reports on Form 8-K filed during the quarter ended December 26, 1998.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          DM Management Company


Dated:  March 25, 1999                    By:  /s/  Gordon R. Cooke
                                               ---------------------------
                                          Gordon R. Cooke
                                          President, Chief Executive Officer,
                                          Chairman of the Board of Directors and
                                          Director (Principal Executive Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                         Title                                Date
---------                         -----                                ----
                        President, Chief Executive Officer,      March 25, 1999
/s/ Gordon R. Cooke     Chairman of the Board of Directors and
--------------------    Director (PRINCIPAL EXECUTIVE OFFICER)
    Gordon R. Cooke

/s/ Olga L. Conley      Senior Vice President-- Finance, Chief   March 25, 1999
 --------------------   Financial Officer and Treasurer
    Olga L. Conley      (PRINCIPAL FINANCIAL OFFICER)

/s/ Peter J. Tulp       Vice President Finance, Corporate        March 25, 1999
---------------------   Controller (PRINCIPAL ACCOUNTING OFFICER)
       Peter J. Tulp

/s/ William E. Engbers  Director                                 March 25, 1999
----------------------
    William E. Engbers

/s/ Walter J. Levison   Director                                 March 25, 1999
----------------------
    Walter J. Levison

/s/ Thomas J. Litle     Director                                 March 25, 1999
----------------------
    Thomas J. Litle

/s/ Ruth M. Owades      Director                                 March 25, 1999
----------------------
    Ruth M. Owades

/s/ Samuel L. Shanaman  Director                                 March 25, 1999
----------------------
    Samuel L. Shanaman


                              DM MANAGEMENT COMPANY

                                    FORM 10-K

                   FOR THE FISCAL YEAR ENDED DECEMBER 26, 1998

                                  EXHIBIT INDEX


Exhibit
No.                                                              Description
-------                                                          -----------
      MATERIAL CONTRACTS
10.4  Fifth Amendment to Lease Agreement dated August 27, 1998, between the
      Company and Richard D. Matthews and Richard J. Valentine, as Trustees of
      Bare Cove Realty Trust established u/d/t dated January 10, 1984, as amended

10.10 Lease dated March 1, 1999 between the Company and Birch Pond Realty
      Corporation

10.12 Amended and Restated 1993 Incentive and Nonqualified Stock Option Plan

10.15 1999 Incentive Compensation Plan

10.20 Split Dollar Agreement and Assignment of Life Insurance Policy as
      Collateral dated February 22, 1999 between the Company and Kevin Burns

10.21 Split Dollar Agreement and Assignment of Life Insurance Policy as
      Collateral dated February 24, 1999 between the Company and Olga Conley

10.22 Split Dollar Agreement and Assignment of Life Insurance Policy as
      Collateral dated February 24, 1999 between the Company and Gordon Cooke

10.23 Split Dollar Agreement and Assignment of Life Insurance Policy as
      Collateral dated February 24, 1999 between the Company and John Hayes

10.24 Split Dollar Agreement and Assignment of Life Insurance Policy as
      Collateral dated February 24, 1999 between the Company and Patricia Lee

10.25 Split Dollar Agreement and Assignment of Life Insurance Policy as
      Collateral dated February 24, 1999 between the Company and Peter Tulp

10.26 Split Dollar Agreement and Assignment of Life Insurance Policy as
      Collateral dated March 3, 1999 between the Company and Jane Dunning

10.55 Fourth Amendment to Second Amended and Restated Loan Agreement, dated as of December 31, 1998, by and between the Company and Citizens Bank of Massachusetts

10.56 Second Amendment to Assignment of Certificate of Deposit, dated as of December 31, 1998, by and between the Company and Citizens Bank of Massachusetts

10.57 Second Replacement New Bridge Note, dated as of December 31, 1998, by and between the Company and Citizens Bank of Massachusetts

10.58 Second Replacement Short Term Revolving Note, dated as of December 31,
      1998, by and between the Company and Citizens Bank of Massachusetts

10.59 Master Security Agreement, dated as of December 23, 1998, by and between the Company and Citizens Leasing Corporation

10.60 Amendment No. 1 to the Master Security Agreement, dated as of December 23,
      1998, by and between the Company and Citizens Leasing Corporation

10.61 Secured Promissory Note, dated as of December 23, 1998, by and between the Company and Citizens Leasing Corporation

10.62 Secured Promissory Note, dated as of December 23, 1998, by and between the Company and Citizens Leasing Corporation

10.63 Mortgage Note dated March 1, 1999 between Birch Pond Realty Corporation and John Hancock Real Estate Finance, Inc.

10.64 Assignment of Leases and Rents dated March 1, 1999 between Birch Pond
      Realty Corporation and John Hancock Real Estate Finance, Inc.

10.65 Mortgage, Assignment of Leases and Rents and Security Agreement dated
      March 1, 1999 between Birch Pond Realty Corporation and John Hancock Real
      Estate Finance, Inc.


10.66 Assignment of Agreements, Permits and Contracts dated March 1, 1999 between Birch Pond Realty Corporation and John Hancock Real Estate Finance,
      Inc.

10.67 Indemnification Agreement dated March 1, 1999 between the Company, Birch
      Pond Realty Corporation and John Hancock Real Estate Finance, Inc.

10.68 Guaranty Agreement dated March 1, 1999 between the Company and John
      Hancock Real Estate Finance, Inc.

10.69 Replacement Reserve Agreement dated March 1, 1999 by and between Birch
      Pond Realty Corporation and John Hancock Real Estate Finance, Inc.

10.70 Tenant Improvement and Leasing Commissions Agreement dated March 1, 1999 between Birch Pond Realty Corporation and John Hancock Real Estate Finance,
      Inc.

10.71 Consent Agreement dated March 1, 1999 between the Company and Citizens
      Bank of Massachusetts

      CONSENT OF EXPERTS AND COUNSEL

23.1  Consent of PricewaterhouseCoopers LLP dated March 24, 1999

      FINANCIAL DATA SCHEDULE

27.1  Financial Data Schedule for the year ended December 26, 1998
