Form 10-Q
period 1999-03-27
DM MANAGEMENT CO /DE/
filed 1999-05-10
CIK 910721

--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                      -------------------------------------

                                    FORM 10-Q
( MARK ONE)
/ X /             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                      FOR THE QUARTER ENDED MARCH 27, 1999
                                       OR
/   /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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





         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Shares outstanding of the Registrant's common stock (par value $0.01) at April 29, 1999: 9,910,647


--------------------------------------------------------------------------------

                              DM MANAGEMENT COMPANY
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 27, 1999



                                                                                                                            PAGE
PART I - FINANCIAL INFORMATION
         Item 1.  Consolidated Financial Statements..........................................................................3-8

                  Consolidated Balance Sheets at March 27, 1999, March 28, 1998 and December 26, 1998..........................3

                  Consolidated Statements of Operations for the three months ended March 27, 1999 and March 28, 1998 ..........4

                  Consolidated Statements of Cash Flows for the three months ended March 27, 1999 and March 28, 1998 ..........5

                  Notes to Consolidated Financial Statements ................................................................6-8

         Item 2.  Management's Discussion and Analysis of  Financial Condition and Results of Operations ...................9-12

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk .................................................12


PART II - OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K............................................................................13

Signatures....................................................................................................................14

                                                        DM MANAGEMENT COMPANY
                                                    CONSOLIDATED BALANCE SHEETS
                                                           (IN THOUSANDS)
                                                            (UNAUDITED)

                                                                                     March 27,   March 28,   December 26,
                                      ASSETS                                           1999         1998         1998
                                                                                    ---------    ---------   ------------
Current assets:
       Cash and cash equivalents ................................................   $     773    $  19,023    $  19,996
       Marketable securities, net of unrealized loss ............................        --          3,886         --
       Inventory ................................................................      31,503       24,104       26,847
       Prepaid catalog expenses .................................................       7,739        3,477        5,254
       Deferred income taxes ....................................................       6,934        5,295        6,934
       Other current assets .....................................................       5,478        1,641        3,156
                                                                                    ---------    ---------    ---------
          Total current assets ..................................................      52,427       57,426       62,187
 Property and equipment, net ....................................................      48,927       19,917       47,485
 Deferred income taxes ..........................................................       4,520        4,479        4,520
 Other non-current assets .......................................................       1,733         --          1,300
                                                                                    ---------    ---------    ---------

          Total assets ..........................................................   $ 107,607    $  81,822    $ 115,492
                                                                                    ---------    ---------    ---------
                                                                                    ---------    ---------    ---------
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Accounts payable .........................................................   $  11,822    $  11,356    $  12,057
       Accrued expenses .........................................................       7,624        3,569        8,571
       Accrued customer returns .................................................       7,454        3,838        8,333
       Short-term borrowings ....................................................        --          9,571       21,300
       Current portion of long-term debt ........................................       1,939        1,017        1,735
                                                                                    ---------    ---------    ---------
          Total current liabilities .............................................      28,839       29,351       51,996

Long-term debt, less current portion ............................................      23,139        7,296        9,900
Commitments
Stockholders' equity:
       Special preferred stock (par value $0.01) 1,000,000 shares authorized ....        --           --           --
       Common stock (par value $0.01) 15,000,000 shares authorized,
          9,776,164, 6,298,007, and 9,631,401 shares issued and outstanding as of
          March 27, 1999, March 28, 1998 and December 26, 1998,  respectively ...          98           63           96
       Additional paid-in capital ...............................................      60,674       58,900       59,953
       Unrealized loss on marketable securities .................................        --           (108)        --
       Accumulated deficit ......................................................      (5,143)     (13,680)      (6,453)
                                                                                    ---------    ---------    ---------

          Total stockholders' equity ............................................      55,629       45,175       53,596
                                                                                    ---------    ---------    ---------
          Total liabilities and stockholders' equity ............................   $ 107,607    $  81,822    $ 115,492
                                                                                    ---------    ---------    ---------
                                                                                    ---------    ---------    ---------


         The accompanying notes are an integral part of the consolidated financial statements.

                                                  DM MANAGEMENT COMPANY
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                       (UNAUDITED)


                                                                                THREE MONTHS ENDED
                                                                               --------------------
                                                                               MARCH 27,  MARCH 28,
                                                                                 1999       1998
                                                                               ---------  ---------

Net sales ..................................................................   $ 64,719   $ 44,792
Costs and expenses:
     Product ...............................................................     28,598     20,441
     Operations ............................................................     15,386      8,707
     Selling ...............................................................     13,804     10,364
     General and administrative ............................................      4,335      3,537
     Interest, net .........................................................        412       (184)
                                                                               --------   --------
Income before income taxes .................................................      2,184      1,927

Provision for income taxes .................................................        874        752
                                                                               --------   --------
Net income .................................................................   $  1,310   $  1,175
                                                                               --------   --------
                                                                               --------   --------
EARNINGS PER SHARE:

     Basic .................................................................   $   0.14   $   0.13
     Diluted ...............................................................   $   0.13   $   0.11

WEIGHTED AVERAGE SHARES OUTSTANDING:

      Basic ................................................................      9,688      9,287
      Diluted ..............................................................     10,471     10,303



                  The accompanying notes are an integral part
                    of the consolidated financial statements.

                              DM MANAGEMENT COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                THREE MONTHS ENDED
                                                                               ----------------------
                                                                               MARCH 27,    MARCH 28,
                                                                                 1999         1998
                                                                               ---------    ---------

Cash flows from operating activities:
     Net income .............................................................   $  1,310    $  1,175
Adjustments to reconcile net income to net cash used in operating activities:
     Depreciation ...........................................................      1,130         618
Changes in assets and liabilities:
     Increase in inventory ..................................................     (4,656)     (3,525)
     (Increase) decrease in prepaid catalog expenses ........................     (2,485)      2,998
     Increase in other current assets .......................................     (2,322)       (412)
     Decrease in accounts payable and accrued expenses ......................       (489)     (3,352)
     Decrease in accrued customer returns ...................................       (879)       (941)
                                                                                --------    --------
Net cash used in operating activities .......................................     (8,391)     (3,439)

Cash flows used in investing activities:
     Investment in cash surrender value .....................................       (433)       --
     Additions to property and equipment ....................................     (3,265)     (6,361)
                                                                                --------    --------
Net cash used in investing activities .......................................     (3,698)     (6,361)

Cash flows provided by (used in) financing activities:
     Borrowings under debt agreements .......................................     14,200      18,731
     Payments of debt borrowings ............................................    (22,057)    (10,029)
     Proceeds from stock transactions .......................................        723         861
                                                                                --------    --------
Net cash provided by (used in) financing activities .........................     (7,134)      9,563

Net decrease in cash and cash equivalents ...................................    (19,223)       (237)

Cash and cash equivalents at:

    Beginning of period .....................................................     19,996      19,260
                                                                                --------    --------
    End of period ...........................................................   $    773    $ 19,023
                                                                                --------    --------
                                                                                --------    --------





                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                              DM MANAGEMENT COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     The financial statements included herein have been prepared by DM Management Company (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and in the opinion of management contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. Accordingly, although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report to Stockholders for the fiscal year ended December 26, 1998.

A. PRINCIPLES OF CONSOLIDATION:

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany balances and transactions have been eliminated.

B.  DEBT:

     The Company's credit facilities at March 27, 1999 consisted of (i) a $12,000,000 real estate loan (the "Tilton Facility Loan"); (ii) a $9,500,000 equipment loan (the "Equipment Loan"); (iii) a $3,600,000 term loan (the "Term Loan"); (iv) a $1,650,000 real estate loan (the "Meredith Facility Loan"); and
(v) a $15,910,000 revolving line of credit (the "Revolver").

     The Tilton Facility Loan is collateralized by a mortgage lien on the new operations and fulfillment center in Tilton, New Hampshire (the "Tilton facility"). The Tilton facility is owned by DM Management Company's wholly owned subsidiary, Birch Pond Realty Corporation ("Birch Pond") and leased to DM Management Company. During the first quarter of 1999, Birch Pond entered into the Tilton Facility Loan with a third party financial institution. The Equipment Loan is collateralized by substantially all of the Company's materials handling equipment. The remaining credit facilities are collateralized by substantially all of the Company's remaining assets. All of these credit facilities contain various lending conditions and covenants including restrictions on permitted liens and certain credit facilities also require compliance with certain debt coverage ratios.

     Payments on the Tilton Facility Loan are due monthly through its maturity on March 1, 2009 with the interest rate fixed at 7.3% per annum. The Equipment Loan requires monthly payments through its maturity on December 1, 2005 with the interest rate fixed at 7.5% per annum. The Term Loan requires quarterly payments through its maturity on June 1, 2002 and provides for several interest rate options (6.44% per annum at March 27, 1999). Payments on the Meredith Facility Loan are due monthly, based on a 15-year amortization, with the remaining balance payable on July 30, 2002. Interest on the Meredith Facility Loan is fixed at 6.81% per annum until August 31, 1999, at which time the Company may select from several interest rate options. The Revolver is available for borrowings and for letters of credit and matures on June 1, 1999. At March 27, 1999 there were $1,950,000 in borrowings and $4,375,000 in letters of credit outstanding under the Revolver. At March 27, 1999 the Revolver bore interest at 7.75% per annum. The outstanding letters of credit do not bear interest.

                              DM MANAGEMENT COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)



     A summary of the Company's outstanding long-term debt follows (in thousands):

                                            MARCH 27, MARCH 28, DECEMBER 26,
                                              1999      1998       1998
                                            -------   -------   ------------

Real estate loans .......................   $13,476   $ 1,586   $ 1,503
Term loans ..............................     2,340     3,240     2,520
Equipment loans .........................     7,293      --       7,590
Revolving credit facilities .............     1,950     3,460      --
Capitalized lease obligations ...........        19        27        22
                                            -------   -------   -------

     Total long-term debt ...............    25,078     8,313    11,635
Less current maturities .................     1,939     1,017     1,735
                                            -------   -------   -------

     Long-term debt, less current portion   $23,139   $ 7,296   $ 9,900
                                            -------   -------   -------
                                            -------   -------   -------



     Subsequent to March 27, 1999, the Company obtained $1,841,000 of additional financing and provided additional collateral under its Equipment Loan. The interest rate on this additional financing is fixed at 8.08% per annum. The Company also entered into a $980,000 furniture loan (the "Furniture Loan"). The Furniture Loan is collateralized by certain workstations and office furniture and is payable in monthly installments of principle and interest through its maturity on March 30, 2002. The interest rate on the Furniture Loan is fixed at 6.25% per annum. Additionally, the Company amended the terms of the Revolver to extend its maturity date to June 1, 2001 and provide for a $14,090,000 increase in availability. In connection with this amendment, the Company paid off the Term Loan.

C.  STOCK SPLIT:

     On May 29, 1998, the Company announced a three-for-two stock split effected in the form of a stock dividend payable on June 30, 1998 to shareholders of record on June 12, 1998. All historical earnings per share information has been restated to include the effects of the stock split. The consolidated balance sheet as of March 28, 1998 has not been restated to include the effects of the stock split.

                              DM MANAGEMENT COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


D.  EARNINGS PER SHARE:

     The Company calculates earnings per share ("EPS") in accordance with Statement of Financial Accounting Standards Statement No. 128 ("SFAS
128"), "EARNINGS PER SHARE." EPS data for the quarter ended March 28, 1998 has been restated to reflect the effects of the three-for-two stock split. A reconciliation of the numerators and denominators of the basic and diluted EPS computation follows (in thousands, except per share data):

                                                  THREE MONTHS ENDED
                                                 --------------------
                                                 MARCH 27,  MARCH 28,
                                                    1999       1998
                                                 ---------  ---------
Numerator:

   Net income ................................    $ 1,310    $ 1,175
                                                  -------    -------
                                                  -------    -------
Denominator (shares):
   Basic weighted average shares outstanding .      9,688      9,287
   Assumed exercise of stock options .........        783      1,016
                                                  -------    -------
   Diluted weighted average shares outstanding     10,471     10,303
                                                  -------    -------
                                                  -------    -------
Earnings per share:
   Basic .....................................    $  0.14    $  0.13
   Diluted ...................................    $  0.13    $  0.11


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, WHICH INVOLVE RISKS AND UNCERTAINTIES. FOR THIS PURPOSE, ANY STATEMENTS CONTAINED HEREIN OR INCORPORATED HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE GENERALITY OF THE FOREGOING, THE WORDS "ANTICIPATES," "PLANS," "EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN OR IMPLIED BY THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO THE FOLLOWING: THE SUCCESS OR FAILURE OF THE J. JILL RETAIL STORE INITIATIVE; SIGNIFICANT CHANGES IN CUSTOMER RESPONSE RATES; CHANGE IN COMPETITION IN THE APPAREL INDUSTRY; GENERAL ECONOMIC AND BUSINESS CONDITIONS; SUCCESS OR FAILURE OF OPERATING INITIATIVES; THE ABILITY OF THE COMPANY TO EFFECTIVELY LIQUIDATE ITS OVERSTOCKED MERCHANDISE; CHANGES IN CONSUMER SPENDING AND CONSUMER PREFERENCES; FAILURE OF THE COMPANY OR ITS SIGNIFICANT VENDORS OR SUPPLIERS TO BECOME YEAR 2000 COMPLIANT; CHANGES IN BUSINESS STRATEGY; POSSIBLE FUTURE INCREASES IN EXPENSES; THE EXISTENCE OR ABSENCE OF BRAND AWARENESS; THE EXISTENCE OR ABSENCE OF PUBLICITY, ADVERTISING AND PROMOTIONAL EFFORTS; AVAILABILITY, TERMS AND DEPLOYMENT OF CAPITAL; QUALITY OF MANAGEMENT; BUSINESS ABILITIES AND JUDGMENT OF PERSONNEL; AVAILABILITY OF QUALIFIED PERSONNEL; LABOR AND EMPLOYEE BENEFIT COSTS; CHANGES IN, OR THE FAILURE TO COMPLY WITH, GOVERNMENT REGULATIONS, AND OTHER FACTORS.


RESULTS OF OPERATIONS

     The following table sets forth the Company's consolidated statements of operations expressed as a percentage of net sales and certain selected operating data:

                                               THREE MONTHS ENDED
                                             ----------------------
                                             MARCH 27,    MARCH 28,
                                               1999         1998
                                             ---------    ---------

CONSOLIDATED STATEMENTS OF OPERATIONS:
Net sales .............................         100.0%       100.0%
Costs and expenses:
     Product ..........................          44.2         45.6
     Operations .......................          23.8         19.5
     Selling ..........................          21.3         23.1
     General and administrative .......           6.7          7.9
     Interest, net ....................           0.6         (0.4)
                                             --------     --------

Income before income taxes ............           3.4          4.3
Provision for income taxes ............           1.4          1.7
                                             --------     --------
Net income ............................           2.0%         2.6%
                                             --------     --------
                                             --------     --------

SELECTED OPERATING DATA (IN THOUSANDS):
Catalog circulation (1)                        21,400       14,800
Total twelve-month buyers (2)                   1,156          749




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

     (2) As used throughout this Form 10-Q, the term "twelve-month buyers" means customers who have made a purchase from the Company within the previous 12 months.

COMPARISON OF THE THREE MONTHS ENDED MARCH 27, 1999 WITH THE THREE MONTHS ENDED MARCH 28, 1998

NET SALES

     During the three months ended March 27, 1999 ("first quarter 1999") net sales increased by 44.5% to $64.7 million from $44.8 million during the three months ended March 28, 1998 ("first quarter 1998"). This net sales increase was primarily attributable to significant sales volume increases from J. JILL. During first quarter 1999 J. JILL net sales and circulation increased by 75.6% and 71.5%, respectively, as compared to first quarter 1998. J. JILL net sales growth was primarily attributable to the aforementioned circulation growth. During first quarter 1999 net sales for NICOLE SUMMERS decreased by 18.2% and circulation remained relatively flat as compared to first quarter 1998. Total Company catalog circulation increased by 44.6% to 21.4 million during first quarter 1999 from 14.8 million during first quarter 1998. The number of twelve-month buyers grew to 1,156,000 at March 27, 1999 from 749,000 at March 28, 1998, an increase of 54.3%.

PRODUCT

     Product costs consist primarily of merchandise acquisition costs (net of term discounts and advertising allowances), including freight-in costs, and provisions for markdowns. During first quarter 1999 product costs increased by 39.9% to $28.6 million from $20.4 million during first quarter 1998. As a percentage of net sales, product costs decreased to 44.2% during first quarter 1999 from 45.6% during first quarter 1998. This decrease in product costs as a percentage of net sales was primarily attributable to the shift in the mix of the business toward J. JILL, which experiences lower product costs as a percentage of net sales than NICOLE SUMMERS due to its higher concentration of private label merchandise. The Company does not expect product costs as a percentage of net sales to change significantly during the remainder of 1999.

OPERATIONS

     Operating expenses consist primarily of order processing costs, such as telemarketing, customer service, fulfillment, shipping, warehousing and credit card processing costs, and merchandising costs. During first quarter 1999 operating expenses increased by 76.7% to $15.4 million from $8.7 million during first quarter 1998. As a percentage of net sales, operating expenses increased to 23.8% during first quarter 1999 from 19.5% during first quarter 1998. This increase was primarily attributable to inefficiencies and reduced employee productivity associated with the transition and consolidation of the Company's operations from three distribution facilities into one new operations and fulfillment facility in Tilton, New Hampshire (the "Tilton facility"). In addition, better-than-expected sales demand early in first quarter 1999 resulted in further employee productivity loss and increased labor costs. The Company expects operating costs as a percentage of net sales to improve during the remainder of 1999, with further improvement expected in 2000.

SELLING

     Selling expenses consist primarily of the cost to produce, print and distribute catalogs. During first quarter 1999 selling expenses increased by 33.2% to $13.8 million from $10.4 million during first quarter 1998. As a percentage of net sales, selling expenses decreased to 21.3% during first quarter 1999 from 23.1% during first quarter 1998. This decrease was primarily the result of improved catalog productivity during first quarter 1999 as compared to first quarter 1998. The Company expects selling expenses as a percentage of net sales to increase slightly during the remainder of 1999.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses consist primarily of executive, marketing, information systems and finance expenses. During first quarter 1999 general and administrative expenses increased by 22.6% to $4.3 million from $3.5 million during first quarter 1998. This increase was primarily attributable to increased salaries and performance bonuses. As a percentage of net sales, general and administrative expenses decreased to 6.7% during first quarter 1999 from 7.9% during first quarter 1998.

INTEREST, NET

     Interest expense increased to $0.6 million during first quarter 1999 as compared to $0.1 million during first quarter 1998 primarily as a result of increased use of the Company's credit facilities. Interest income decreased to $0.2 million during first quarter 1999 from $0.3 million during first quarter 1998 primarily due to lower cash and cash equivalent balances. The Company expects an increase in net interest expense in 1999 as a result of lower invested balances and higher debt levels associated with the financing of the Tilton facility.

INCOME TAXES

     The Company provides for income taxes at an effective tax rate that includes the full federal and state statutory tax rates. The Company's effective tax rate for first quarter 1999 and first quarter 1998 was 40.0% and 39.0%, respectively. The increased effective tax rate in first quarter 1999 reflects the effect of an increased federal statutory tax rate due to expected annual taxable income levels.

LIQUIDITY AND CAPITAL RESOURCES

     DM Management's principal working capital needs arise from the need to support costs incurred in advance of revenue generation, primarily inventory acquisition and catalog development, production and mailing costs incurred prior to the beginning of each selling season. The Company has two selling seasons which correspond to the fashion seasons. The Fall season begins in July and ends in January. The Spring season begins in January and ends in July. Capital needs arise from capital expenditures related to expansions and improvements to the Company's operating infrastructure. During first quarter 1999 these capital expenditures included costs related to the construction of the Tilton facility. During first quarter 1999 the Company funded its operating and capital needs through its bank credit facilities, a new loan from a financial institution, cash generated from operations, and proceeds from its 1997 public offering.

     The Company's operating activities used net cash of $8.4 million and $3.4 million during first quarter 1999 and first quarter 1998, respectively, primarily to support sales growth with increased inventory purchases. Inventory levels at March 27, 1999 were 30.7% higher than at March 28, 1998.

     The Company's investing activities used net cash of $3.7 million and $6.4 million during first quarter 1999 and first quarter 1998, respectively, primarily for property and equipment additions related to the construction of the new Tilton facility. Construction of the Tilton facility began in 1997 and was completed as of December 26, 1998. The estimated total cost of this facility, including land, construction, equipment and furniture is approximately $41.0 million of which approximately $40.1 million had been spent as of March 27, 1999.

     The Company's financing activities used net cash of $7.1 million during first quarter 1999. This usage was primarily the net result of a $21.3 million paydown of short-term borrowings and a $12.0 million increase in long-term debt in connection with the refinancing of the Tilton facility on a long-term basis. During first quarter 1998, net cash of $9.6 million was provided by financing activities, primarily as a result of borrowings used to finance the Tilton facility construction.

     The Company's credit facilities at March 27, 1999 consisted of (i) a $12.0 million real estate loan (the "Tilton Facility Loan"); (ii) a $9.5 million equipment loan (the "Equipment Loan"); (iii) a $3.6 million term loan (the "Term Loan"); (iv) a $1.7 million real estate loan; and (v) a $15.9 million revolving line of credit (the "Revolver"). The weighted average interest rate for amounts outstanding under the Company's credit facilities during first quarter 1999 was 6.86%. The Tilton Facility Loan is collateralized by a mortgage lien on the Tilton facility. The Tilton facility is owned by DM Management Company's wholly owned subsidiary, Birch Pond Realty Corporation ("Birch Pond") and leased to DM Management Company. During the first quarter of 1999, Birch Pond entered into the Tilton Facility Loan with a third party financial institution. The Equipment Loan is collateralized by substantially all of the Company's materials handling equipment. The remaining credit facilities are collateralized by substantially all of the Company's remaining assets. All of these credit facilities contain various lending conditions and covenants including restrictions on permitted liens and certain credit facilities also require compliance with certain debt coverage ratios.

     Subsequent to March 27, 1999, the Company obtained additional financing of $1.8 million and provided additional collateral under its Equipment Loan. The interest rate on this additional financing is fixed at 8.08% per annum. The Company also entered into a $1.0 million furniture loan (the "Furniture Loan"). The Furniture Loan is collateralized by certain furniture and is payable in monthly installments of principle and interest through its maturity on March 30, 2002. The interest rate on the Furniture Loan is fixed at 6.25% per annum. Additionally, the Company amended the terms of the Revolver to extend its maturity date to June 1, 2001 and provide for a $14.1 million increase in availability. In connection with this amendment, the Company paid off the Term Loan.

FUTURE CONSIDERATIONS

     In an effort to continue to capitalize on the strength of the J. JILL brand, the Company is expanding its channels of distribution to include retail stores and the Internet. Currently, the Company plans to open five to ten specialty retail stores by the end of 2000 and an additional 50 stores in 2001. The Company also plans to have a fully-transactional website in operation in time for the 1999 holiday season. The Company expects to incur costs in excess of revenues generated by these new opportunities during the initial phases of their development. There can be no assurance that these new opportunities will be successful.

     NICOLE SUMMERS operates in a mature marketplace and is currently experiencing negative growth. In an effort to respond to this negative growth and focus on potential opportunities for NICOLE SUMMERS, the Company hired a new Vice President of Merchandising for NICOLE SUMMERS with experience in product development, planning and women's apparel merchandising, and will be updating the NICOLE SUMMERS merchandising assortment and circulation strategy beginning with the Fall 1999 catalogs. This may result in a temporary decline in response rates and net sales for NICOLE SUMMERS, however, the Company does not expect the effects to be material to its consolidated results of operations.

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

     As part of the Company's strategic business plan, the Company's major internal IT and non-IT systems have been replaced or upgraded. The Company has received assurances from the vendors of all of the Company's major internal IT and non-IT systems indicating the new systems and upgrades are designed to be Year 2000 compliant. Because these system improvements were primarily motivated by the Company's growth and technology needs, they are not considered to be costs directly attributable to the Year 2000 issue. Certain minor internal IT and non-IT systems have also been upgraded or are planned to be upgraded by June 1999. The Company has received assurances from the vendors of these upgrades indicating that the upgrades are designed to be Year 2000 compliant. These upgrades are part of the Company's continuing maintenance plans and are not considered to be costs directly attributable to the Year 2000 issue. The Company has begun testing focused on verifying the assurances given by the vendors of its internal IT and non-IT systems. At this time there can be no assurance that all of the Company's internal IT and non-IT systems will be Year 2000 compliant. The total historical and estimated future costs to address the Year 2000 issue with respect to internal IT and non-IT systems is currently estimated to be less than $500,000.

     As part of the Company's plan to address the Year 2000 issue, the Company has continued to contact and receive letters from its significant third party providers either certifying that their company is currently Year 2000 compliant or indicating a date that a compliance certificate is expected. The Company has begun to develop contingency plans to deal with possible non-compliance by the Company's significant third party providers. These plans include the possible replacement of the non-complying third party providers. The current estimated impact to the Company for these replacements is approximately $200,000. At this time, there can be no assurance that all of the Company's third party providers will be Year 2000 compliant. The Company intends to further develop its contingency plans during the remainder of 1999.

     The estimates mentioned above may change materially in the future as further information is obtained. Any failure of the Company or its significant third party providers to become Year 2000 compliant could have a material adverse effect on the Company's financial condition, results of operations, or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     10.1 Employment Letter Agreement, dated March 11, 1999, between the Company and Dennis Adomaitis

     10.2 Fifth Amendment to Second Amended and Restated Loan Agreement, dated March 30, 1999, by and between the Company and Citizens Bank of Massachusetts

     10.3 Secured Promissory Note, dated March 30, 1999, between the Company and Citizens Leasing Corporation

     10.4 Secured Promissory Note, dated March 30, 1999, between the Company and Citizens Leasing Corporation

     10.5 Loan Agreement, dated March 30, 1999, between the Company and Belknap County Economic Development Council, Inc.

     10.6 Security Agreement, dated March 30, 1999, between the Company and Belknap County Economic Development Council, Inc.

     10.7 Note, dated March 30, 1999, between the Company and Belknap County Economic Development Council, Inc.

     10.8 Third Amended and Restated Loan Agreement, dated May 4, 1999, between the Company and Citizens Bank of Massachusetts

     10.9 Third Replacement Revolving Note, dated May 4, 1999, between the Company and Citizens Bank of Massachusetts


FINANCIAL DATA SCHEDULE

     27.1 Financial Data Schedule

     (2)  REPORTS ON FORM 8-K

          The Company has not filed any reports on Form 8-K during the quarter ended March 27, 1999.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                             DM MANAGEMENT COMPANY



Dated:  May 10, 1999         By:/s/ Olga L. Conley
                                ------------------------------------------------
                                Olga L. Conley
                                Authorized Officer
                                Senior Vice President - Finance, Chief Financial Officer and Treasurer (PRINCIPAL FINANCIAL OFFICER)



Dated: May 10, 1999        By:  /s/ Peter J. Tulp
                                ------------------------------------------------
                                Peter J. Tulp
                                Authorized Officer
                                Vice President - Finance and
                                Corporate Controller
                                (PRINCIPAL ACCOUNTING OFFICER)

                              DM MANAGEMENT COMPANY
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 27, 1999
                                  EXHIBIT INDEX




   EXHIBIT NO.    DESCRIPTION
                  MATERIAL CONTRACTS

         10.1     Employment Letter Agreement, dated March 11, 1999, between the
                  Company and Dennis Adomaitis

         10.2 Fifth Amendment to Second Amended and Restated Loan Agreement, dated March 30, 1999, by and between the Company and Citizens
                  Bank of Massachusetts

         10.3     Secured Promissory Note, dated March 30, 1999, between the
                  Company and Citizens Leasing Corporation

         10.4     Secured Promissory Note, dated March 30, 1999, between the
                  Company and Citizens Leasing Corporation

         10.5     Loan Agreement, dated March 30, 1999, between the Company and
                  Belknap County Economic Development Council, Inc.

         10.6 Security Agreement, dated March 30, 1999, between the Company and Belknap County Economic Development Council, Inc.

         10.7     Note, dated March 30, 1999, between the Company and Belknap
                  County Economic Development Council, Inc.

         10.8 Third Amended and Restated Loan Agreement, dated May 4, 1999, between the Company and Citizens Bank of Massachusetts

         10.9 Third Replacement Revolving Note, dated May 4, 1999, between the Company and Citizens Bank of Massachusetts


                  FINANCIAL DATA SCHEDULE

         27.1     Financial Data Schedule
