Form 10-Q
period 1999-06-26
J JILL GROUP INC
filed 1999-08-09
CIK 910721

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                          -----------------------------


                                    FORM 10-Q
(MARK ONE)

          [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                        FOR THE QUARTER ENDED JUNE 26, 1999
                                       OR
          [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 0-22480

                             THE J. JILL GROUP, INC.
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




         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

         Shares outstanding of the Registrant's common stock (par value $0.01) at August 2, 1999: 9,964,222

                             THE J. JILL GROUP, INC.

                        (FORMERLY DM MANAGEMENT COMPANY)

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 26, 1999


PART I - FINANCIAL INFORMATION

      Item 1.  Consolidated Financial Statements...........................................................................3-7

               Consolidated Balance Sheets at June 26, 1999, June 27, 1998 and December 26, 1998.............................3

               Consolidated Statements of Operations for the three months and the six months ended June 26, 1999 and June 27, 1998.....................................................................4

               Consolidated Statements of Cash Flows for the six months ended June 26, 1999 and June 27, 1998.........................................................................................5

               Notes to Consolidated Financial Statements..................................................................6-7

      Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations......................8-12

      Item 3.  Quantitative and Qualitative Disclosures About Market Risk...................................................12

PART II - OTHER INFORMATION

      Item 4.  Submission of Matters to a Vote of Security Holders..........................................................13

      Item 6.  Exhibits and Reports on Form 8-K.............................................................................14

Signatures..................................................................................................................15


                             THE J. JILL GROUP, INC.

                        (FORMERLY DM MANAGEMENT COMPANY)

                           CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                                    June 26,          June 27,         December 26,
                                                                                      1999              1998               1998
                                                                                 ---------------    -------------     -------------
                                         ASSETS
Current assets:
     Cash and cash equivalents...................................................    $ 12,276        $ 19,300            $ 19,996
     Marketable securities, net of unrealized loss...............................           -           3,898                   -
     Inventory...................................................................      22,058          20,036              26,847
     Prepaid catalog expenses....................................................       4,311           5,257               5,254
     Deferred income taxes.......................................................       6,934           5,295               6,934
     Other current assets........................................................       4,443           3,758               3,156
                                                                                 ------------- --------------    ----------------
         Total current assets....................................................      50,022          57,544              62,187
Property and equipment, net......................................................      49,369          32,579              47,485
Deferred income taxes............................................................       4,520           4,479               4,520
Other non-current assets.........................................................       1,723               -               1,300
                                                                                 ------------- --------------    ----------------
         Total assets............................................................    $105,634        $ 94,602            $115,492
                                                                                 ------------- --------------    ----------------
                                                                                 ------------- --------------    ----------------

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable............................................................    $  8,565        $ 17,279            $ 12,057
     Accrued expenses............................................................       5,387           6,166               8,571
     Accrued customer returns....................................................       8,565           5,134               8,333
     Short-term borrowings.......................................................           -          13,316              21,300
     Current portion of long-term debt...........................................       1,911             837               1,735
                                                                                 ------------- --------------    ----------------
         Total current liabilities...............................................      24,428          42,732              51,996
Long-term debt, less current portion.............................................      21,344           3,627               9,900
Commitments
Stockholders' equity:
     Special preferred stock (par value $0.01) 1,000,000 shares
        authorized...............................................................           -               -                   -
     Common stock (par value $0.01) 15,000,000 shares authorized,
        9,919,221, 9,505,802, and 9,631,401 shares issued and outstanding as of
        June 26, 1999, June 27, 1998 and
        December 26, 1998, respectively..........................................          99              95                  96
     Additional paid-in capital..................................................      61,128          58,983              59,953
     Unrealized loss on marketable securities....................................           -             (96)                  -
     Accumulated deficit.........................................................      (1,365)        (10,739)             (6,453)
                                                                                 ------------- --------------    ----------------
         Total stockholders' equity..............................................      59,862          48,243              53,596
                                                                                 ------------- --------------    ----------------
         Total liabilities and stockholders' equity..............................    $105,634        $ 94,602            $115,492
                                                                                 ------------- --------------    ----------------
                                                                                 ------------- --------------    ----------------




The accompanying notes are an integral part of the consolidated financial statements.

                             THE J. JILL GROUP, INC.

                        (FORMERLY DM MANAGEMENT COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                                        THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                  --------------------------------     ----------------------------

                                                                     JUNE 26,         JUNE 27,          JUNE 26,          JUNE 27,
                                                                       1999             1998              1999              1998
                                                                  ---------------    ------------     -------------     -----------

Net sales.........................................................       $78,041        $59,359         $142,760          $104,151
Costs and expenses:
      Product.....................................................        33,944         27,009           62,542            47,450
      Operations..................................................        15,831         11,121           31,217            19,828
      Selling.....................................................        17,310         12,361           31,114            22,725
      General and administrative..................................         4,306          4,215            8,641             7,752
      Interest, net...............................................           354           (220)             766              (404)
                                                                    ------------  -------------    -------------      ------------
Income before income taxes........................................         6,296          4,873            8,480             6,800
Provision for income taxes........................................         2,518          1,900            3,392             2,652
                                                                    ------------  -------------    -------------      ------------
Net income........................................................       $ 3,778        $ 2,973         $  5,088          $  4,148
                                                                    ------------  -------------    -------------      ------------
                                                                    ------------  -------------    -------------      ------------
EARNINGS PER SHARE:

      Basic.......................................................       $  0.38        $  0.31         $   0.52          $   0.44
      Diluted.....................................................       $  0.36        $  0.28         $   0.48          $   0.40

WEIGHTED AVERAGE SHARES OUTSTANDING:

      Basic.......................................................         9,881          9,465            9,785             9,376
      Diluted.....................................................        10,628         10,455           10,550            10,379





             The accompanying notes are an integral part of the consolidated financial statements.

                             THE J. JILL GROUP, INC.

                        (FORMERLY DM MANAGEMENT COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                                                          Six Months Ended
                                                                                                   --------------------------------

                                                                                                      JUNE 26,          JUNE 27,
                                                                                                        1999              1998
                                                                                                   ----------------    ------------

Cash flows provided by operating activities:
     Net income....................................................................................   $  5,088          $  4,148
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation..................................................................................      2,244             1,270
Changes in assets and liabilities:
     Decrease in inventory.........................................................................      4,789               543
     Decrease in prepaid catalog expenses..........................................................        943             1,218
     Increase in other current assets..............................................................     (1,287)           (2,529)
     Increase (decrease) in accounts payable and accrued expenses..................................     (5,983)            5,168
     Increase in accrued customer returns..........................................................        232               355
                                                                                                   ------------   --------------
Net cash provided by operating activities..........................................................      6,026            10,173

Cash flows used in investing activities:
     Investment in cash surrender value............................................................       (423)                -
     Additions to property and equipment...........................................................     (4,821)          (19,675)
                                                                                                   -----------      ------------
Net cash used in investing activities..............................................................     (5,244)          (19,675)

Cash flows provided by (used in) financing activities:
     Borrowings under debt agreements..............................................................     17,021            28,616
     Payments of debt borrowings...................................................................    (26,701)          (20,019)
     Proceeds from stock transactions..............................................................      1,178               945
                                                                                                   -----------    --------------
Net cash provided by (used in) financing activities................................................     (8,502)            9,542

Net increase (decrease) in cash and cash equivalents...............................................     (7,720)               40

Cash and cash equivalents at:
     Beginning of period...........................................................................     19,996            19,260
                                                                                                   -----------      ------------
     End of period.................................................................................   $ 12,276          $ 19,300
                                                                                                   -----------      ------------
                                                                                                   -----------      ------------








             The accompanying notes are an integral part of the consolidated financial statements.

                             THE J. JILL GROUP, INC.

                        (FORMERLY DM MANAGEMENT COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


         The consolidated financial statements included herein have been prepared by The J. Jill Group, Inc. (the "Company" or the "J. Jill Group"), formerly known as DM Management Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and in the opinion of management contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. Accordingly, although the Company believes that the disclosures are adequate to make the information presented not misleading, these consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report to Stockholders for the fiscal year ended December 26, 1998.

A.   PRINCIPLES OF CONSOLIDATION:

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany balances and transactions have been eliminated.

B.   DEBT:

         The Company's credit facilities at June 26, 1999 consisted of (i) a $12,000,000 real estate loan (the "Tilton Facility Loan"); (ii) a $9,500,000 equipment loan (the "Equipment Loan"); (iii) a $980,000 furniture loan (the "Furniture Loan"); (iv) a $1,650,000 real estate loan (the "Meredith Facility Loan"); and (v) a $30,000,000 revolving line of credit (the "Revolver").

         The Tilton Facility Loan is collateralized by a mortgage lien on the new operations and fulfillment center in Tilton, New Hampshire (the "Tilton facility"). The Tilton facility is owned by the J. Jill Group's wholly owned subsidiary, Birch Pond Realty Corporation ("Birch Pond") and leased to the J. Jill Group. During the first quarter of 1999, Birch Pond entered into the Tilton Facility Loan with a third party financial institution. The Equipment Loan is collateralized by substantially all of the Company's materials handling equipment. The Furniture Loan is collateralized by certain workstations and office furniture. The remaining credit facilities are collateralized by substantially all of the Company's remaining assets. All of these credit facilities contain various lending conditions and covenants including restrictions on permitted liens and certain credit facilities also require compliance with certain debt coverage ratios.

         Payments of principal and interest on the Tilton Facility Loan are due monthly through its maturity on March 1, 2009 with the interest rate fixed at 7.30% per annum. The Equipment Loan requires monthly payments of principal and interest through its maturity on December 1, 2005 and has two components with different fixed interest rates, with a weighted average interest rate of 7.62% per annum. Interest on the Furniture Loan is fixed at 6.25% per annum and requires monthly payments of principal and interest through its maturity on March 30, 2002. Payments of principal and interest on the Meredith Facility Loan are due monthly, based on a 15-year amortization, with the remaining balance payable on July 30, 2002. Interest on the Meredith Facility Loan is fixed at 6.81% per annum until August 31, 1999, at which time the Company may select from several interest rate options including a prime rate option. The Revolver is available for borrowings and for letters of credit and matures on June 1, 2001. At June 26, 1999 there were no borrowings and $10,880,000 in letters of credit outstanding under the Revolver. At June 26, 1999 the Revolver bore interest at 7.75% per annum. The outstanding letters of credit do not bear interest.

                             THE J. JILL GROUP, INC.

                        (FORMERLY DM MANAGEMENT COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

A summary of the Company's outstanding long-term debt follows (in thousands):



                                                                           JUNE 26,            JUNE 27,         DECEMBER 26,
                                                                             1999                1998               1998
                                                                       -----------------    ---------------    ----------------
Real estate loans......................................................        $13,403             $1,558             $ 1,503
Term loans.............................................................              -              2,880               2,520
Equipment loans........................................................          8,905                  -               7,590
Furniture loans........................................................            930                  -                   -
Capitalized lease obligations..........................................             17                 26                  22
                                                                        --------------  -----------------     ---------------
       Total long-term debt............................................         23,255              4,464              11,635
Less current maturities................................................          1,911                837               1,735
                                                                        --------------  -----------------     ---------------
       Long-term debt, less current portion............................        $21,344             $3,627             $ 9,900
                                                                        --------------  -----------------     ---------------
                                                                        --------------  -----------------     ---------------


C.  STOCK SPLIT:

         On May 29, 1998, the Company announced a three-for-two stock split effected in the form of a stock dividend payable on June 30, 1998 to shareholders of record on June 12, 1998. All historical earnings per share information includes the effects of the stock split. The consolidated balance sheets at June 26, 1999, June 27, 1998 and December 26, 1998 include the effects of the stock split.

D.  EARNINGS PER SHARE:

         The Company calculates earnings per share ("EPS") in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "EARNINGS PER SHARE." A reconciliation of the numerators and denominators of the basic and diluted EPS calculation follows (in thousands, except per share data):



                                                                     THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                               --------------------------------    -------------------------------
                                                                 JUNE 26,           JUNE 27,         JUNE 26,          JUNE 27,
                                                                   1999               1998             1999              1998
                                                               --------------     -------------    -------------     -------------
Numerator:
     Net income..............................................       $ 3,778          $ 2,973          $ 5,088           $ 4,148
                                                             --------------    -------------    -------------     -------------
                                                             --------------    -------------    -------------     -------------
Denominator (shares):
     Basic weighted average shares outstanding...............         9,881            9,465            9,785             9,376
     Assumed exercise of stock options.......................           747              990              765             1,003
                                                             --------------    -------------    -------------     -------------
     Diluted weighted average shares outstanding.............        10,628           10,455           10,550            10,379
                                                             --------------    -------------    -------------     -------------
                                                             --------------    -------------    -------------     -------------
Earnings per share:
     Basic...................................................       $  0.38          $  0.31          $  0.52           $  0.44
     Diluted.................................................       $  0.36          $  0.28          $  0.48           $  0.40


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, WHICH INVOLVE RISKS AND UNCERTAINTIES. FOR THIS PURPOSE, ANY STATEMENTS CONTAINED HEREIN OR INCORPORATED HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE GENERALITY OF THE FOREGOING, THE WORDS "ANTICIPATES," "PLANS," "EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN OR IMPLIED BY THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO THE FOLLOWING: THE SUCCESS OR FAILURE OF THE J. JILL RETAIL STORE AND E-COMMERCE INITIATIVES; THE SUCCESS OR FAILURE OF THE REPOSITIONING OF THE NICOLE SUMMERS CONCEPT; THE SUCCESS OR FAILURE OF NEW CUSTOMER ACQUISITION EFFORTS; FAILURE OF THE COMPANY OR ITS SIGNIFICANT VENDORS OR SUPPLIERS TO BECOME YEAR 2000 COMPLIANT; SIGNIFICANT CHANGES IN CUSTOMER RESPONSE RATES; CHANGES IN COMPETITION IN THE APPAREL INDUSTRY; GENERAL ECONOMIC AND BUSINESS CONDITIONS; SUCCESS OR FAILURE OF OPERATING INITIATIVES; THE ABILITY OF THE COMPANY TO EFFECTIVELY LIQUIDATE ITS OVERSTOCKED MERCHANDISE; CHANGES IN CONSUMER SPENDING AND CONSUMER PREFERENCES; CHANGES IN BUSINESS STRATEGY; POSSIBLE FUTURE INCREASES IN EXPENSES; THE EXISTENCE OR ABSENCE OF BRAND AWARENESS; THE EXISTENCE OR ABSENCE OF PUBLICITY, ADVERTISING AND PROMOTIONAL EFFORTS; AVAILABILITY, TERMS AND DEPLOYMENT OF CAPITAL; QUALITY OF MANAGEMENT; BUSINESS ABILITIES AND JUDGMENT OF PERSONNEL; AVAILABILITY OF QUALIFIED PERSONNEL; LABOR AND EMPLOYEE BENEFIT COSTS; CHANGES IN, OR THE FAILURE TO COMPLY WITH, GOVERNMENT REGULATIONS, AND OTHER FACTORS.

RESULTS OF OPERATIONS

         The following table sets forth the consolidated statements of operations for The J. Jill Group, Inc. (the "Company" or the "J. Jill Group"), formerly known as DM Management Company, expressed as a percentage of net sales and certain selected operating data:



                                                                      THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                               ---------------------------------    -------------------------------
                                                                  JUNE 26,           JUNE 27,         JUNE 26,          JUNE 27,
                                                                    1999               1998             1999              1998
                                                               ---------------     -------------    -------------     -------------
CONSOLIDATED STATEMENT OF OPERATIONS:
Net sales......................................................     100.0%           100.0%            100.0%           100.0%
Costs and expenses:
     Product...................................................      43.5             45.5              43.8             45.6
     Operations................................................      20.3             18.8              21.9             19.1
     Selling...................................................      22.2             20.8              21.7             21.8
     General and administrative................................       5.5              7.1               6.1              7.4
     Interest, net.............................................       0.5             (0.4)              0.5             (0.4)
                                                                  -------         --------          --------         --------
Income before income taxes.....................................       8.0              8.2               6.0              6.5
Provision for income taxes.....................................       3.2              3.2               2.4              2.5
                                                                  -------         --------          --------         --------
Net income.....................................................       4.8%             5.0%              3.6%             4.0%
                                                                  -------         --------          --------         --------
                                                                  -------         --------          --------         --------
SELECTED OPERATING DATA (IN THOUSANDS):
Catalog circulation (1)........................................    30,400           18,600            51,800            33,400
Twelve-month buyers (2)........................................     1,233              834             1,233               834



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

COMPARISON OF THE THREE MONTHS ENDED JUNE 26, 1999 WITH THE THREE MONTHS ENDED JUNE 27, 1998

   NET SALES

     During the three months ended June 26, 1999 ("second quarter 1999") net sales increased by 31.5% to $78.0 million from $59.4 million during the three months ended June 27, 1998 ("second quarter 1998"). This net sales increase was primarily attributable to significant sales volume increases from J. JILL. J. JILL net sales comprised 83.7% of the Company's total net sales during second quarter 1999 as compared to 72.4% during second quarter 1998. During second quarter 1999 J. JILL net sales and circulation increased by 52.0% and 94.6%, respectively, as compared to second quarter 1998. J. JILL net sales growth was primarily attributable to the aforementioned circulation growth as well as an increase in fulfillment rates and a decrease in return rates. During second quarter 1999 net sales and circulation for NICOLE SUMMERS decreased by 22.3% and 15.8%, respectively, as compared to second quarter 1998. The Company is in the process of refocusing its NICOLE SUMMERS concept. The first new NICOLE catalog will debut in mid-August, 1999, and will target younger, more career conscious women (see Future Considerations). Total Company catalog circulation increased by 63.4% to 30.4 million during second quarter 1999 from 18.6 million during second quarter 1998. The number of total Company twelve-month buyers grew to 1,233,000 at June 26, 1999 from 834,000 at June 27, 1998, an increase of 47.8%.

   PRODUCT

     Product costs consist primarily of merchandise acquisition costs, including freight-in costs, and provisions for markdowns. During second quarter 1999 product costs increased by 25.7% to $33.9 million from $27.0 million during second quarter 1998. As a percentage of net sales, product costs decreased to 43.5% during second quarter 1999 from 45.5% during second quarter 1998. This decrease in product costs as a percentage of net sales is primarily attributable to higher markdown charges incurred during the second quarter of 1998 as compared to second quarter 1999 associated with the Company's NICOLE SUMMERS concept and lower markdown charges during second quarter 1999 as compared to second quarter 1998 as the Company's off-price liquidation vehicles began generating better than anticipated margins. In addition, product margins improved during second quarter 1999 as compared to second quarter 1998 as a result of the continued shift in the mix of the business towards J. JILL. This improvement was offset by increased promotional activity. The Company expects product costs as a percentage of net sales to improve slightly during the remainder of 1999.

   OPERATIONS

     Operating expenses consist primarily of order processing costs, such as order taking, customer service, fulfillment, shipping, warehousing and credit card processing costs, and merchandising costs. During second quarter 1999 operating expenses increased by 42.4% to $15.8 million from $11.1 million during second quarter 1998. As a percentage of net sales, operating expenses increased to 20.3% during second quarter 1999 from 18.8% during second quarter 1998, primarily as a result of higher costs associated with order taking and customer service. Operating costs as a percentage of net sales trended favorably during the six months ended June 26, 1999 decreasing from 23.8% during the first quarter of 1999 to 20.3% during second quarter 1999 as the Company continued to make progress adjusting to the new operations and fulfillment facility in Tilton, New Hampshire (the "Tilton facility"). The Company expects operating costs as a percentage of net sales to improve slightly during the fall 1999 season, with further improvement expected in 2000.

   SELLING

     Selling expenses consist primarily of the cost to produce, print and distribute catalogs. During second quarter 1999 selling expenses increased by 40.0% to $17.3 million from $12.4 million during second quarter 1998. As a percentage of net sales, selling expenses increased to 22.2% during second quarter 1999 from 20.8% during second quarter 1998. Catalog productivity levels achieved during second quarter 1998 were unusually high, resulting in relatively low selling expenses as a percentage of net sales during second quarter 1998. The Company expects selling expenses as a percentage of net sales to increase slightly during the remainder of 1999.

   GENERAL AND ADMINISTRATIVE

     General and administrative expenses consist primarily of executive, marketing, information systems and finance expenses. During second quarter 1999 general and administrative expenses increased by 2.2% to $4.3 million from $4.2 million during second quarter 1998. As a percentage of net sales, general and administrative expenses decreased to 5.5% during second quarter 1999 from 7.1% during second quarter 1998.

   INTEREST, NET

     Interest expense increased to $0.5 million during second quarter 1999 as compared to $0.1 million during second quarter 1998 primarily as a result of increased use of the Company's credit facilities. Interest income decreased to $0.1 million during second quarter 1999 from $0.3 million during second quarter 1998 primarily due to lower cash and cash equivalent balances. The Company expects an increase in net interest expense in 1999 as a result of lower invested balances and higher debt levels associated with the financing of the Tilton facility.

COMPARISON OF THE SIX MONTHS ENDED JUNE 26, 1999 WITH THE SIX MONTHS ENDED JUNE 27, 1998

   NET SALES

     During the six months ended June 26, 1999 net sales increased by 37.1% to $142.8 million from $104.2 million during the six months ended June 27, 1998. This net sales increase was primarily attributable to significant sales volume increases from J. JILL. J. JILL net sales comprised 82.6% of the Company's total net sales during the six months ended June 26, 1999 as compared to 70.0% during the six months ended June 27, 1998. During the six months ended June 26, 1999 J. JILL net sales and circulation increased by 61.7% and 85.2%, respectively, as compared to the six months ended June 27, 1998. J. JILL net sales growth was primarily attributable to the aforementioned circulation growth as well as an increase in fulfillment rates and a decrease in returns rates. During the six months ended June 26, 1999 net sales and circulation for NICOLE SUMMERS decreased by 20.3% and 6.7%, respectively, as compared to the six months ended June 27, 1998. As mentioned above, the Company is in the process of refocusing its NICOLE SUMMERS concept. The first new NICOLE catalog will debut in mid-August 1999 and will target younger, more career conscious women (see Future Considerations). Total Company catalog circulation increased by 55.1% to 51.8 million during the six months ended June 26, 1999 from 33.4 million during the six months ended June 27, 1998.

   PRODUCT

     During the six months ended June 26, 1999 product costs increased by 31.8% to $62.5 million from $47.5 million during the six months ended June 27, 1998. As a percentage of net sales, product costs decreased to 43.8% during the six months ended June 26, 1999 from 45.6% during the six months ended June 27, 1998. This decrease in product costs as a percentage of net sales is primarily attributable to the factors discussed above in the quarterly comparison of product costs as well as the impact of a strategic merchandising initiative implemented during the first quarter 1998 aimed at minimizing future potential markdowns.

   OPERATIONS

     During the six months ended June 26, 1999 operating expenses increased by 57.4% to $31.2 million from $19.8 million during the six months ended June 27, 1998. As a percentage of net sales, operating expenses increased to 21.9% during the six months ended June 26, 1999 from 19.1% during the six months ended June 27, 1998. This increase was primarily attributable to the increased order taking and customer service costs discussed above in the quarterly comparison of operating expenses and to inefficiencies and reduced employee productivity associated with the transition and consolidation of the Company's operations from three distribution facilities into the Tilton facility.

   SELLING

     During the six months ended June 26, 1999 selling expenses increased by 36.9% to $31.1 million from $22.7 million during the six months ended June 27, 1998. As a percentage of net sales, selling expenses decreased to 21.7% during the six months ended June 26, 1999 from 21.8% during the six months ended June 27, 1998.

   GENERAL AND ADMINISTRATIVE

     During the six months ended June 26, 1999 general and administrative expenses increased by 11.5% to $8.6 million from $7.8 million during the six months ended June 27, 1998. This increase was primarily attributable to increased salaries and increased professional fees. As a percentage of net sales, general and administrative expenses decreased to 6.1% during the six months ended June 26, 1999 from 7.4% during the six months ended June 27, 1998.

   INTEREST, NET

     Interest expense increased to $1.0 million during the six months ended June 26, 1999 as compared to $0.3 million during the six months ended June 27, 1998, primarily as a result of increased use of the Company's credit facilities. Interest income decreased to $0.3 million during the six months ended June 26, 1999 from $0.7 million during the six months ended June 27, 1998, primarily due to lower cash and cash equivalent balances.

INCOME TAXES

     The Company provides for income taxes at an effective tax rate that includes the full federal and state statutory tax rates. The Company's effective tax rate for the six months ended June 26, 1999 and the six months ended June 27, 1998 was 40.0% and 39.0%, respectively. The increased effective tax rate during the six months ended June 26, 1999 reflects the effect of an increased federal statutory tax rate due to expected annual taxable income levels.

LIQUIDITY AND CAPITAL RESOURCES

         The J. Jill Group's principal working capital needs arise from the need to support costs incurred in advance of revenue generation, primarily inventory acquisition and catalog development, production and mailing costs incurred prior to the beginning of each selling season. The Company has two selling seasons which correspond to the fashion seasons. The Fall season begins in July and ends in January. The Spring season begins in January and ends in July. Capital needs arise from capital expenditures related to expansions and improvements to the Company's operating infrastructure. During the six months ended June 26, 1999 these capital expenditures included costs related to the construction of the Tilton facility. During the six months ended June 26, 1999 the Company funded its operating and capital needs through its new and existing credit facilities, cash generated from operations and proceeds from its 1997 public offering.

         The Company's operating activities provided net cash of $6.0 million during the six months ended June 26, 1999 primarily from net income before depreciation and decreases in inventory, which were partially offset by decreases in accounts payable and accrued expenses. The decrease in inventory levels at June 26, 1999 as compared to December 26, 1998 was primarily a result of decreases in NICOLE SUMMERS inventory consistent with the continued negative growth of NICOLE SUMMERS and the timing of the new NICOLE debut (see Future Considerations). The Company's operating activities provided net cash of $10.2 million during the six months ended June 27, 1998 as a result of net income before depreciation and an increase in accounts payable and accrued expenses.

         The Company's investing activities used net cash of $5.2 million and $19.7 million during the six months ended June 26, 1999 and the six months ended June 27, 1998, respectively, primarily for property and equipment additions related to the construction of the Tilton facility. Construction of the Tilton facility began in 1997 and was completed as of December 26, 1998.

         The Company's financing activities used net cash of $8.5 million during the six months ended June 26, 1999. This usage was primarily the net result of a $23.6 million paydown of short-term borrowings and long-term debt and a $14.8 million increase in long-term debt in connection with the refinancing of the Tilton facility, equipment and furniture on a long-term basis. During the six months ended June 27, 1998, net cash of $9.5 million was provided by financing activities, primarily as a result of borrowings used to finance the Tilton facility construction.

         The Company's credit facilities at June 26, 1999 consisted of (i) a $12.0 million real estate loan (the "Tilton Facility Loan"); (ii) a $9.5 million equipment loan (the "Equipment Loan"); (iii) a $1.0 million furniture loan (the "Furniture Loan"); (iv) a $1.7 million real estate loan; and (v) a $30.0 million revolving line of credit. The weighted average interest rate for amounts outstanding under the Company's credit facilities during the six months ended June 26, 1999 was 7.08%. The Tilton Facility Loan is collateralized by a mortgage lien on the Tilton facility. The Tilton facility is owned by the J. Jill Group's wholly owned subsidiary, Birch Pond Realty Corporation ("Birch Pond") and leased to the J. Jill Group. During the first quarter of 1999, Birch Pond entered into the Tilton Facility Loan with a third party financial institution. The Equipment Loan is collateralized by substantially all of the Company's materials handling equipment. The Furniture Loan is collateralized by certain workstations and office furniture. The remaining credit facilities are collateralized by substantially all of the Company's remaining assets. All of these credit facilities contain various lending conditions and covenants including restrictions on permitted liens and certain credit facilities also require compliance with certain debt coverage ratios.

         The Company expects that its cash and cash equivalents, existing credit facilities and cash flows from operations will be sufficient to provide the capital resources necessary to support the Company's capital and operating needs for the foreseeable future.

FUTURE CONSIDERATIONS

         In an effort to continue to capitalize on the strength of the J. JILL brand, the Company is expanding its channels of distribution to include retail stores and the Internet. Currently, the Company plans to open two new retail stores in November, 1999. One of these stores will be located in Natick, Massachusetts and one in Providence, Rhode Island. The Company currently plans to have a total of 10 to 12 retail stores open by the end of fiscal year 2000 and an additional 50 stores open in 2001. The Company also plans to have a fully-transactional website in operation by the end of August, 1999. The Company expects to incur costs in excess of revenues generated by these new opportunities during the initial phases of their development. There can be no assurance that these new opportunities will be successful.

         NICOLE SUMMERS operates in a mature marketplace and is currently experiencing negative growth. In an effort to respond to this negative growth and focus on potential opportunities for NICOLE SUMMERS, the Company hired a new Vice President of Merchandising for NICOLE SUMMERS with experience in product development, planning and women's apparel merchandising and is currently refocusing the NICOLE SUMMERS concept. The new NICOLE merchandising assortment is targeted to younger, fashion conscious career women and offers a very focused trend-relevant assortment of contemporary apparel. The first new NICOLE catalog will debut in mid-August, 1999. The Company expects this refocusing of its NICOLE SUMMERS concept to result in additional declines in response rates and net sales that the Company expects to be temporary and not material to its consolidated results of operations.

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

         As part of the Company's strategic business plan, all of the Company's internal IT and non-IT systems have been replaced or upgraded. The Company has received assurances from the vendors of all of the Company's internal IT and non-IT systems indicating the new systems and upgrades are designed to be Year 2000 compliant. Because these system improvements were primarily motivated by the Company's growth and technology needs or were part of the Company's continuing maintenance plans, they are not considered to be costs directly attributable to the Year 2000 issue. The Company is continuing its validation process focused on verifying the assurances given by the vendors of its internal IT and non-IT systems. At this time there can be no assurance that all of the Company's internal IT and non-IT systems will be Year 2000 compliant. The total historical and estimated future costs to address the Year 2000 issue with respect to internal IT and non-IT systems is currently estimated to be less than $500,000.

         As part of the Company's plan to address the Year 2000 issue, the Company has continued to contact and receive letters from its significant third party providers either certifying that they are currently Year 2000 compliant or indicating a date that a compliance certificate is expected. The Company is updating its contingency plans to deal with possible non-compliance by the Company's significant third party providers. These plans include the possible replacement of the non-complying third party providers. The current estimated impact to the Company for these replacements is approximately $200,000. At this time, there can be no assurance that all of the Company's third party providers will be Year 2000 compliant. The Company intends to further refine its contingency plans during the remainder of 1999.

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

                           PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held an Annual Meeting of Stockholders on May 25, 1999. At the Annual Meeting, the stockholders of the Company voted to approve the following actions by the following votes:

1. To fix the number of directors that shall constitute the whole Board of Directors of the Company at six.


                                                                                                    NUMBER OF SHARES
                                                                                                --------------------------
         For....................................................................................             8,728,229
         Against................................................................................                15,437
         Abstain................................................................................                 1,105



2. To elect the following nominees as Class C Directors of the Company:



                                                                                                        WITHHOLDING
                                                                                  FOR                    AUTHORITY
                                                                           -------------------    ------------------------
         Gordon R. Cooke.................................................          8,744,310                       461
         Thomas J. Litle.................................................          8,742,479                     2,292



3. To amend the Company's Certificate of Incorporation to change the name of the Company to "The J. Jill Group, Inc."



                                                                                                    NUMBER OF SHARES
                                                                                                --------------------------
         For....................................................................................             8,677,367
         Against................................................................................                64,838
         Abstain................................................................................                 2,566



                                  EXHIBIT INDEX


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (1)  EXHIBITS

CERTIFICATE OF INCORPORATION AND BY-LAWS

         3.1 Restated Certificate of Incorporation of the Company (included as Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 25, 1993, File No.
                  0-22480, and incorporated herein by reference)

         3.2 Certificate of Amendment of Restated Certificate of Incorporation of the Company, dated June 1, 1999

         3.3 By-Laws of the Company, as amended (included as Exhibit 3.2 to the Company's Current Report on Form 8-K dated January 14, 1997, File No. 0-22480, and incorporated herein by reference)


MATERIAL CONTRACTS

         10.1 First Amendment to Lease Agreement, dated June 10, 1999, between the Company and National Fire Protection Association

         10.2 Subordination of Mortgage, dated June 28, 1999, between Birch Pond Realty Corporation and John Hancock Real Estate Finance, Inc.

         10.3 First Modification of Mortgage, Assignment of Leases and Rents and Security Agreement, dated June 28, 1999, between Birch Pond Realty Corporation and John Hancock Real Estate Finance, Inc.

         10.4 Partial Release, dated June 28, 1999, between Birch Pond Realty Corporation and John Hancock Real Estate Finance, Inc.

         10.5 Reaffirmation of Guaranty and Indemnity Agreements, dated June 28, 1999, between the Company and Birch Pond Realty Corporation in favor of John Hancock Real Estate Finance, Inc.


FINANCIAL DATA SCHEDULE

         27.1     Financial Data Schedule


         (2)      REPORTS ON FORM 8-K

         The Company filed a report on Form 8-K dated May 25, 1999 in connection with the change of the name of the Company from DM Management Company to The J. Jill Group, Inc. The Company filed no other reports on Form 8-K during the quarter ended June 26, 1999.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         THE J. JILL GROUP, INC.



Dated:  August 9, 1999                   By: /S/ OLGA L. CONLEY
                                         ---------------------------------
                                                 Olga L. Conley
                                                 Authorized Officer
                                                 Senior Vice President -
                                                 Finance,
                                                 Chief Financial Officer and
                                                 Treasurer
                                                 (PRINCIPAL FINANCIAL OFFICER)


Dated:  August 9, 1999                   By: /S/ PETER J. TULP
                                         ----------------------------------
                                                 Peter J. Tulp
                                                 Authorized Officer
                                                 Vice President - Finance
                                                 and Corporate Controller
                                                 (PRINCIPAL ACCOUNTING OFFICER)

                             THE J. JILL GROUP, INC.
                        (FORMERLY DM MANAGEMENT COMPANY)
                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 26, 1999

                                  EXHIBIT INDEX


DESCRIPTION

EXHIBIT NO.

CERTIFICATE OF INCORPORATION AND BY-LAWS

         3.1 Restated Certificate of Incorporation of the Company (included as Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 25, 1993, File No. 0-22480, and incorporated herein by reference)

         3.2 Certificate of Amendment of Restated Certificate of Incorporation of the Company, dated June 1, 1999

         3.3 By-Laws of the Company, as amended (included as Exhibit 3.2 to the Company's Current Report on Form 8-K dated January 14, 1997, File No. 0-22480, and incorporated herein by reference)

MATERIAL CONTRACTS

         10.1 First Amendment to Lease Agreement, dated June 10, 1999, between the Company and National Fire Protection Association

         10.2 Subordination of Mortgage, dated June 28, 1999, between Birch Pond Realty Corporation and John Hancock Real Estate Finance, Inc.

         10.3 First Modification of Mortgage, Assignment of Leases and Rents and Security Agreement, dated June 28, 1999, between Birch Pond Realty Corporation and John Hancock Real Estate Finance, Inc.

         10.4 Partial Release, dated June 28, 1999, between Birch Pond Realty Corporation and John Hancock Real Estate Finance, Inc.

         10.5 Reaffirmation of Guaranty and Indemnity Agreements, dated June 28, 1999, between the Company and Birch Pond Realty Corporation in favor of John Hancock Real Estate Finance, Inc.


FINANCIAL DATA SCHEDULE

         27.1     Financial Data Schedule