Form 10-Q
period 1999-09-25
J JILL GROUP INC
filed 1999-11-08
CIK 910721

QuickLinks

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

/x/	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 25, 1999
OR
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-22480

The J. Jill Group, Inc.
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	04-2973769 (I.R.S. Employer Identification No.)
25 Recreation Park Drive Hingham, MA (Address of Principal Executive Offices)	02043 (Zip Code)

Registrant's telephone number, including area code: (781) 740-2718

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Shares outstanding of the Registrant's common stock (par value $0.01) at November 1, 1999: 9,990,422

    THE J. JILL GROUP, INC.

(FORMERLY DM MANAGEMENT COMPANY)

INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 25, 1999

PART I—FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements	3-8
	Consolidated Balance Sheets at September 25, 1999, September 26, 1998 and December 26, 1998	3
	Consolidated Statements of Operations for the three months and the nine months ended September 25, 1999 and September 26, 1998	4
	Consolidated Statements of Cash Flows for the nine months ended September 25, 1999 and September 26, 1998	5
	Notes to Consolidated Financial Statements	6-8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9-16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

PART II—OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	17
Signatures		18

THE J. JILL GROUP, INC.

(FORMERLY DM MANAGEMENT COMPANY)

CONSOLIDATED BALANCE SHEETS

(in thousands)
(unaudited)

	September 25, 1999	September 26, 1998	December 26, 1998

ASSETS
Current assets:
Cash and cash equivalents	$1,614	$18,806	$19,996
Assets held for sale	2,423	—	—
Inventory	31,326	29,083	26,847
Prepaid catalog expenses	7,475	6,097	5,254
Deferred income taxes	6,662	5,295	6,934
Other current assets	7,744	4,980	3,156

Total current assets	57,244	64,261	62,187
Property and equipment, net	44,614	40,899	47,485
Deferred income taxes	3,926	4,479	4,520
Other non-current assets	1,770	—	1,300

Total assets	$107,554	$109,639	$115,492

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$12,522	$13,580	$12,057
Accrued expenses	5,754	7,464	8,571
Accrued customer returns	6,684	5,211	8,333
Short-term borrowings	—	20,701	21,300
Current portion of long-term debt	1,815	9,287	1,735

Total current liabilities	26,775	56,243	51,996

Long-term debt, less current portion	25,010	3,418	9,900

Commitments

Stockholders' equity:
Special preferred stock (par value $0.01) 1,000,000 shares authorized	—	—	—
Common stock (par value $0.01) 15,000,000 shares authorized, 9,988,671, 9,599,652, and 9,631,401 shares issued and outstanding as of September 25, 1999, September 26, 1998 and December 26, 1998, respectively	100	96	96
Additional paid-in capital	61,260	59,182	59,953
Accumulated deficit	(5,591)	(9,300)	(6,453)

Total stockholders' equity	55,769	49,978	53,596

Total liabilities and stockholders' equity	$107,554	$109,639	$115,492

The accompanying notes are an integral part of the consolidated financial statements.

THE J. JILL GROUP, INC.

(FORMERLY DM MANAGEMENT COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 25, 1999	September 26, 1998	September 25, 1999	September 26, 1998

Net sales	$46,323	$46,580	$189,083	$150,731
Costs and expenses:
Product	21,437	20,283	83,979	67,733
Operations	11,601	10,349	42,818	30,177
Selling	11,301	10,076	42,415	32,801
General and administrative	4,990	3,623	13,631	11,375
Special charge	3,628	—	3,628	—
Interest, net	409	(58)	1,175	(462)

Income (loss) before income taxes	(7,043)	2,307	1,437	9,107
Income tax provision (benefit)	(2,817)	900	575	3,552

Net income (loss)	$(4,226)	$1,407	$862	$5,555

Earnings (loss) per share:
Basic	$(0.42)	$0.15	$0.09	$0.59
Diluted	$(0.42)	$0.14	$0.08	$0.53

Weighted average shares outstanding:
Basic	9,956	9,559	9,842	9,437
Diluted	9,956	10,419	10,561	10,392

The accompanying notes are an integral part of the consolidated financial statements.

THE J. JILL GROUP, INC.

(FORMERLY DM MANAGEMENT COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(unaudited)

	Nine Months Ended
	September 25, 1999	September 26, 1998

Cash flows provided by operating activities:
Net income	$862	$5,555
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	3,443	2,004
Loss on sale of marketable securities	—	159
Deferred income taxes	866	—
Non-cash write-down of assets held for sale	2,129	—
Changes in assets and liabilities:
Increase in inventory	(4,479)	(8,504)
(Increase) decrease in prepaid catalog expenses	(2,221)	378
Increase in other current assets	(4,588)	(3,751)
Increase in other non-current assets	(470)	—
Increase (decrease) in accounts payable and accrued expenses	(1,659)	1,968
Increase (decrease) in accrued customer returns	(1,649)	432

Net cash used in operating activities	(7,766)	(1,759)

Cash flows used in investing activities:
Additions to property and equipment	(5,817)	(27,930)
Proceeds from sale of marketable securities	—	3,836

Net cash used in investing activities	(5,817)	(24,094)

Cash flows provided by (used in) financing activities:
Borrowings under debt agreements	24,921	48,002
Payments of debt borrowings	(31,031)	(23,779)
Proceeds from stock transactions	1,311	1,176

Net cash provided by (used in) financing activities	(4,799)	25,399

Net decrease in cash and cash equivalents	(18,382)	(454)

Cash and cash equivalents at:
Beginning of period	19,996	19,260

End of period	$1,614	$18,806

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

B. Special charges:

    During the three months ended September 25, 1999 ("third quarter 1999") the Company recorded charges totaling $5,276,000 primarily associated with its decision to discontinue its nicole catalog concept. These charges included a $1,648,000 inventory markdown charge, included in product costs, and a $3,628,000 special charge shown separately on the accompanying consolidated statements of operations. The inventory markdown charge includes a write-down of inventory expected to be liquidated through outlet stores and other liquidation vehicles to lower of cost or market as well as costs to exit certain purchase commitments made in the ordinary course of business. The following is a summary of costs included in the $3,628,000 special charge (in thousands):

Fixed asset impairments (See Note C)	$2,130
Prepaid catalog costs	725
Lease commitment costs	422
Severance costs	120
Other costs	231

Total special charge	$3,628

    In connection with the decision to discontinue the nicole catalog concept, the Company decided not to circulate certain previously planned nicole catalogs. Prepaid catalog costs incurred or committed for these catalogs were written off as part of the special charge. Severance costs relate to five terminated employees previously associated with the nicole catalog concept. These employees were terminated prior to September 25, 1999. Lease commitment costs are primarly comprised of costs to close an existing nicole outlet store.

    At September 25, 1999, accrued expenses included $637,000 of accrued special charges. This amount was comprised of the lease commitment costs, severance costs and certain of the other costs listed above. The Company expects to complete paying for these items by the end of the third quarter of 2000.

C. Assets held for sale

     Assets held for sale is primarily comprised of property and equipment associated with the Company's operations and fulfillment center in Meredith, New Hampshire (the "Meredith facility"). As a result of the Company's decision to discontinue its nicole catalog concept, the Company expects that the operations and fulfillment center in Tilton, New Hampshire (the "Tilton facility") will now have enough warehousing and distribution capacity to house its future retail operations center. Based on the Tilton facility's ability to house the new retail operations center, the Company has decided to no longer hold its Meredith facility for that purpose. As a result, the Company reclassified the property and equipment and the related accumulated depreciation to assets held for sale and recognized fixed asset impairments of $2,129,000 to write-down these assets to their estimated fair market value, net of estimated costs of disposal. The Company expects to dispose of these assets by the end of the third quarter of 2000.

D. Debt:

    The Company's credit facilities at September 25, 1999 consisted of (i) a $12,000,000 real estate loan (the "Tilton Facility Loan"); (ii) a $9,500,000 equipment loan (the "Equipment Loan"); (iii) a $980,000 furniture loan (the "Furniture Loan"); (iv) a $1,650,000 real estate loan (the "Meredith Facility Loan"); and (v) a $30,000,000 revolving line of credit (the "Revolver").

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

    Payments of principal and interest on the Tilton Facility Loan are due monthly through its maturity on March 1, 2009 with the interest rate fixed at 7.30% per annum. The Equipment Loan requires monthly payments of principal and interest through its maturity on December 1, 2005 and has two components with different fixed interest rates, with a weighted average interest rate of 7.62% per annum. Interest on the Furniture Loan is fixed at 6.25% per annum and requires monthly payments of principal and interest through its maturity on March 30, 2002. Payments of principal and interest on the Meredith Facility Loan are due monthly, based on a 15-year amortization, with the remaining balance payable on July 30, 2002. Interest on the Meredith Facility Loan is currently based on the 3-year United States Treasury rate plus 1.5% which resulted in a rate of 6.74% per annum at September 25, 1999. The Revolver is available for borrowings and for letters of credit and matures on June 1, 2001. At September 25, 1999 there were $8,664,000 in letters of credit outstanding under the Revolver and borrowings outstanding as set forth in the table below. At September 25, 1999 the Revolver bore interest at 8.25% per annum. The outstanding letters of credit do not bear interest.

A summary of the Company's outstanding long-term debt follows (in thousands):

	September 25, 1999	September 26, 1998	December 26, 1998

Real estate loans	$13,316	$1,531	$1,503
Term loans	—	2,700	2,520
Equipment loans	8,639	—	7,590
Furniture loans	855	—	—
Revolver borrowings	4,000	8,450	—
Capitalized lease obligations	15	24	22

Total long-term debt	26,825	12,705	11,635
Less current maturities	1,815	9,287	1,735

Long-term debt, less current portion	$25,010	$3,418	$9,900

E. Earnings (loss) per share:

    The Company calculates earnings (loss) per share ("EPS") in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share." A reconciliation of the numerators and denominators of the basic and diluted EPS calculation follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 25, 1999	September 26, 1998	September 25, 1999	September 26, 1998

Numerator:
Net income (loss)	$(4,226)	$1,407	$862	$5,555

Denominator (shares):
Basic weighted average shares outstanding	9,956	9,559	9,842	9,437
Assumed exercise of stock options	—	860	719	955

Diluted weighted average shares outstanding	9,956	10,419	10,561	10,392

Earnings (loss) per share:
Basic	$(0.42)	$0.15	$0.09	$0.59
Diluted	$(0.42)	$0.14	$0.08	$0.53

F. Reclassifications:

    Certain prior year financial statement amounts have been reclassified to be consistent with presentation at September 25, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which involve risks and uncertainties. For this purpose, any statements contained herein or incorporated herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, the words "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. The Company's actual results, performance or achievements may differ significantly from the results discussed in or implied by the forward-looking statements. Factors that might cause such a difference include, but are not limited to the following: the success or failure of the J. Jill retail store and e-commerce initiatives; the success or failure of the nicole wind-down strategy; the success or failure of new customer acquisition efforts; failure of the Company or its significant vendors or suppliers to become Year 2000 compliant; significant changes in customer response rates; changes in competition in the apparel industry; general economic and business conditions; success or failure of operating initiatives; the ability of the Company to effectively liquidate its overstocked merchandise; changes in consumer spending and consumer preferences; changes in business strategy; possible future increases in expenses; the existence or absence of brand awareness; the existence or absence of publicity, advertising and promotional efforts; availability, terms and deployment of capital; quality of management; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs; changes in, or the failure to comply with, government regulations, and other factors.

Overview

    The J. Jill Group, Inc. (the "Company" or the "J. Jill Group"), formerly known as DM Management Company, is a specialty direct marketer of high quality women's apparel, accessories, shoes and gifts. The Company currently markets its products through two discrete catalog concepts, J. Jill and  nicole. During the three months ended September 25, 1999 ("third quarter 1999"), the Company decided to discontinue its nicole catalog concept ("nicole") (See Significant Event below). The J. Jill catalog concept ("J. Jill") is designed to appeal to active, affluent women age 35 and older. In August 1999 the Company launched its website, jjill.com, to provide increased customer service, including inventory availability, and as an alternate marketing channel for J. Jill. The Company plans to open two new retail stores in November 1999 as a third channel of distribution. One of these stores will be located in Natick, Massachusetts and the other in Providence, Rhode Island. The Company plans to have a total of ten to twelve retail stores open by the end of fiscal year 2000.

Significant Event

    During third quarter 1999 the Company decided to discontinue nicole. Nicole was an attempt to refocus the Company's Nicole Summers catalog concept, which had been experiencing declining sales. The Company began mailing its new refocused catalog concept,  nicole, during third quarter 1999. As a result of lower than expected performance of this new, refocused catalog concept, the Company decided to discontinue nicole and focus its resources on developing J. Jill.

    During third quarter 1999 the Company recorded charges totaling $5.3 million primarily associated with its decision to discontinue nicole. These charges included a $1.6 million inventory markdown charge, included in product costs, and a $3.6 million special charge shown separately on the accompanying consolidated statements of operations. The inventory markdown charge includes a write-down of inventory expected to be liquidated through outlet stores and other liquidation vehicles to lower of cost or market as well as costs to exit certain purchase commitments made in the ordinary course of business. The following is a summary of costs included in the $3.6 million special charge (in thousands):

Fixed asset impairments	$2,130
Prepaid catalog costs	725
Lease commitment costs	422
Severance costs	120
Other costs	231

Total special charge	$3,628

    As a result of the Company's decision to discontinue nicole, the Company expects that the operations and fulfillment center in Tilton, New Hampshire (the "Tilton facility") will now have enough warehousing and distribution capacity to house its future retail operations center. Based on the Tilton facility's ability to house the new retail operations center, the Company has decided to no longer hold its operations and fulfillment center in Meredith, New Hampshire (the "Meredith facility") for that purpose. As a result, the Company reclassified the property and equipment and the related accumulated depreciation to assets held for sale and recognized fixed asset impairments of $2.1 million to write-down these assets to their estimated fair market value, net of estimated costs of disposal. The Company expects to dispose of these assets by the end of the third quarter of 2000.

    In connection with the decision to discontinue nicole, the Company decided not to circulate certain previously planned nicole catalogs. Prepaid catalog costs incurred or committed for these catalogs were written off as part of the special charge. Severance costs relate to five terminated employees previously associated with nicole. These employees were terminated prior to September 25, 1999. Lease commitment costs are primarily comprised of costs to close an existing nicole outlet store.

    At September 25, 1999, accrued expenses included $0.6 million of accrued special charges. This amount was comprised of the lease commitment costs, severance costs and certain of the other costs listed above. The Company expects to complete paying for these items by the end of the third quarter of 2000.

Results of Operations

    The following table sets forth the consolidated statements of operations for the Company expressed as a percentage of net sales and certain selected operating data:

	Three Months Ended		Nine Months Ended
	September 25, 1999	September 26, 1998	September 25, 1999	September 26, 1998
Consolidated Statement of Operations:
Net sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Product	46.3	43.5	44.4	44.9
Operations	25.0	22.2	22.7	20.0
Selling	24.4	21.6	22.4	21.8
General and administrative	10.8	7.8	7.2	7.6
Special charge	7.8	—	1.9	—
Interest, net	0.9	(0.1)	0.6	(0.3)

Income (loss) before income taxes	(15.2)	5.0	0.8	6.0
Income tax provision (benefit)	(6.1)	2.0	0.3	2.3

Net income (loss)	(9.1)%	3.0%	0.5%	3.7%

Selected Operating Data (in thousands):
Catalog circulation(1)	17,200	15,100	69,100	48,500
Twelve-month buyers(2)	1,247	914	1,247	914

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

Comparison of the Three Months Ended September 25, 1999 with the Three Months Ended September 26, 1998

    Net Sales
    During third quarter 1999 net sales decreased by 0.6% to $46.3 million from $46.6 million during the three months ended September 26, 1998 ("third quarter 1998"). Net sales forJ.  Jill increased to $41.8 million during third quarter 1999 from $36.3 million during third quarter 1998, an increase of 15.2%. This increase inJ. Jill net sales was driven by a 25.5% increase in circulation offset by decreases in response rates and average order sizes for the comparable periods. During third quarter 1999 net sales and circulation for nicole decreased by 56.4% and 25.5%, respectively, as compared to third quarter 1998. This decrease in nicole net sales was primarily attributable to a decrease in response rates during the comparable periods as well as the aforementioned decrease in circulation. Total Company catalog circulation increased by 13.9% to 17.2 million during third quarter 1999 from 15.1 million during third quarter 1998. The number of twelve-month buyers increased by 36.4% to 1,247,000 at September 25, 1999 from 914,000 at September 26, 1998.

    Product
    Product costs consist primarily of merchandise acquisition costs, including freight costs, and provisions for markdowns. During third quarter 1999 product costs increased by 5.7% to $21.4 million from $20.3 million during third quarter 1998. As a percentage of net sales, product costs increased to 46.3% during third quarter 1999 from 43.5% during third quarter 1998. This increase in product costs as a percentage of net sales is primarily attributable to a $1.6 million special charge for inventory markdowns recorded during third quarter 1999 related to the Company's decision to discontinue nicole. Product costs, absent this special charge, as a percentage of net sales decreased to 42.7% during third quarter 1999 from 43.5% during third quarter 1998. This decrease was primarily a result of the shift in the mix of the business toward J. Jill, which has higher margins than nicole due to its higher concentration of private label merchandise. The Company expects fiscal year 1999 product costs, absent special charges, as a percentage of net sales to increase to slightly higher levels than experienced for the nine months ended September 25, 1999.

    Operations
    Operating expenses consist primarily of order processing costs, such as order taking, customer service, fulfillment, shipping, warehousing and credit card processing costs, and merchandising costs. During third quarter 1999 operating expenses increased by 12.1% to $11.6 million from $10.3 million during third quarter 1998. As a percentage of net sales, operating expenses increased to 25.0% during third quarter 1999 from 22.2% during third quarter 1998. This increase in operating expenses as a percentage of net sales was attributable to decreased capacity utilization resulting from lower than expected volume. The Company expects fourth quarter 1999 operating expenses as a percentage of net sales to decrease significantly from third quarter 1999 levels as a result of increased volume and therefore increased capacity utilization.

    Selling
    Selling expenses consist primarily of the cost to produce, print and distribute catalogs. During third quarter 1999 selling expenses increased by 12.2% to $11.3 million from $10.1 million during third quarter 1998. As a percentage of net sales, selling expenses increased to 24.4% during third quarter 1999 from 21.6% during third quarter 1998 primarily as a result of decreased catalog productivity. If current catalog productivity trends continue, the Company expects that fourth quarter 1999 selling expenses as a percentage of net sales will be significantly higher than levels experienced during third quarter 1999.

    General and Administrative
    General and administrative expenses consist primarily of executive, marketing, information systems and finance expenses. During third quarter 1999 general and administrative expenses increased by 37.8% to $5.0 million from $3.6 million during third quarter 1998. This increase was primarily attributable to increased salaries and benefits, increased outlet store overhead resulting from additional outlet stores, and increased professional fees. As a percentage of net sales, general and administrative expenses increased to 10.8% during third quarter 1999 from 7.8% during third quarter 1998. The Company does not expect general and administrative expenses to change significantly during fourth quarter 1999 as compared to third quarter 1999.

    Special Charge
    As discussed above, the Company has decided to discontinue nicole resulting in a $3.6 million special charge recorded during third quarter 1999. This special charge is comprised of fixed asset impairments, prepaid catalog costs, lease commitment costs, employee severance costs and other costs.

    Interest, net
    Interest expense increased to $0.5 million during third quarter 1999 as compared to $0.1 million during third quarter 1998 primarily as a result of increased use of the Company's credit facilities related to the financing of the Tilton facility. Interest income remained consistent at $0.1 million during both third quarter 1999 and third quarter 1998. The Company expects an increase in net interest expense during fourth quarter 1999 as compared to third quarter 1999 as a result of lower invested balances and higher debt levels.

Comparison of the Nine Months Ended September 25, 1999 with the Nine Months Ended September 26, 1998

    Net Sales
    During the nine months ended September 25, 1999 net sales increased by 25.4% to $189.1 million from $150.7 million during the nine months ended September 26, 1998. This net sales increase was primarily attributable to sales volume increases from the Company's J. Jill concept. Net sales forJ. Jill increased to $159.7 million during the nine months ended September 25, 1999 from $109.2 million during the nine months ended September 26, 1998, an increase of 46.2%. This increase in J. Jill net sales was driven by a 64.7% increase in circulation offset by decreases in response rates and average order sizes for the comparable periods. During the nine months ended September 25, 1999 net sales and circulation for nicole decreased by 29.2% and 11.0%, as compared to the nine months ended September 26, 1998. This decrease in nicole net sales was primarily attributable to decreases in response rates and average order sizes during the comparable periods as well as the aforementioned decrease in circulation. Total Company catalog circulation increased by 42.5% to 69.1 million during the nine months ended September 25, 1999 from 48.5 million during the nine months ended September 26, 1998.

    Product
    During the nine months ended September 25, 1999 product costs increased by 24.0% to $84.0 million from $67.7 million during the nine months ended September 26, 1998. As a percentage of net sales, product costs decreased to 44.4% during the nine months ended September 25, 1999 from 44.9% during the nine months ended September 26, 1998. Product costs, absent special charges for inventory markdowns, as a percentage of net sales decreased to 43.6% during the nine months ended September 25, 1999 from 44.9% during the nine months ended September 26, 1998 primarily as a result of the shift in the mix of the business toward J. Jill.

    Operations
    During the nine months ended September 25, 1999 operating expenses increased by 41.9% to $42.8 million from $30.2 million during the nine months ended September 26, 1998. As a percentage of net sales, operating expenses increased to 22.7% during the nine months ended September 25, 1999 from 20.0% during the nine months ended September 26, 1998. This increase in operating expenses as a percentage of net sales is attributable to the factors discussed above in the quarterly comparison of operating expenses as well as inefficiencies and reduced employee productivity associated with the transition of the Company's operations from three distribution facilities into one during first quarter 1999.

    Selling
    During the nine months ended September 25, 1999 selling expenses increased by 29.3% to $42.4 million from $32.8 million during the nine months ended September 26, 1998. As a percentage of net sales, selling expenses increased to 22.4% during the nine months ended September 25, 1999 from 21.8% during the nine months ended September 26, 1998. This increase was primarily the result of decreased catalog productivity during the nine months ended September 25, 1999 as compared to the nine months ended September 26, 1998.

    General and Administrative
    During the nine months ended September 25, 1999 general and administrative expenses increased by 19.8% to $13.6 million from $11.4 million during the nine months ended September 26, 1998. This increase is primarily attributable to increased salaries and benefits, increased outlet store overhead resulting from additional outlet stores, increased professional fees and increased expenses related to the new retail initiative. As a percentage of net sales, general and administrative expenses decreased to 7.2% during the nine months ended September 25, 1999 from 7.6% during the nine months ended September 26, 1998.

    Interest, net
    Interest expense increased to $1.5 million during the nine months ended September 25, 1999 as compared to $0.4 million during the nine months ended September 26, 1998, primarily as a result of increased use of the Company's credit facilities. Interest income decreased to $0.3 million during the nine months ended September 25, 1999 from $0.8 million during the nine months ended September 26, 1998, primarily due to lower cash and cash equivalent balances.

Income Taxes

    The Company provides for income taxes at an effective tax rate that includes the full federal and state statutory tax rates. The Company's effective tax rate for the nine months ended September 25, 1999 and the nine months ended September 26, 1998 was 40.0% and 39.0%, respectively. The increased effective tax rate during the nine months ended September 25, 1999 reflects the effect of an increased federal statutory tax rate due to expected annual taxable income levels.

Liquidity and Capital Resources

    The J. Jill Group's principal working capital needs arise from the need to support costs incurred in advance of revenue generation, primarily inventory acquisition and catalog development, production and mailing costs incurred prior to the beginning of each selling season. The Company has two selling seasons which correspond to the fashion seasons. The Spring season begins in January and ends in July. The Fall season begins in July and ends in January. Capital needs arise from capital expenditures related to expansions and improvements to the Company's operating infrastructure. During the nine months ended September 25, 1999 and the nine months ended September 26, 1998 these capital expenditures primarily included costs related to the construction of the Tilton facility. During the nine months ended September 25, 1999 the Company funded its operating and capital needs through its bank credit facilities, a new loan from a financial institution, cash generated from operations, and proceeds from its 1997 public offering.

    The Company's operating activities used net cash of $7.8 million during the nine months ended September 25, 1999 primarily for increasing inventory and other current asset balances, partially offset by net income before depreciation and a non-cash write-down of assets held for sale. The Company's operating activities used net cash of $1.8 million during the nine months ended September 26, 1998 primarily for increasing inventory and other current asset balances, partially offset by net income before depreciation.

    The Company's investing activities used net cash of $5.8 million and $24.1 million during the nine months ended September 25, 1999 and the nine months ended September 26, 1998, respectively, primarily for property and equipment additions related to the construction of the new Tilton facility. Construction of the Tilton facility began in 1997 and was completed as of December 26, 1998.

    The Company's financing activities used net cash of $4.8 million during the nine months ended September 25, 1999. This usage was primarily the result of a paydown of short-term borrowings and long-term debt, an increase in long-term debt in connection with the refinancing of the Tilton facility, equipment and furniture, and borrowings used to finance operations. During the nine months ended September 26, 1998, net cash of $25.4 million was provided by financing activities, primarily as a result of borrowings used to finance the Tilton facility construction.

    The Company's credit facilities at September 25, 1999 consisted of (i) a $12.0 million real estate loan (the "Tilton Facility Loan"); (ii) a $9.5 million equipment loan (the "Equipment Loan"); (iii) a $1.0 million furniture loan (the "Furniture Loan"); (iv) a $1.7 million real estate loan (the "Meredith Facility Loan"); and (v) a $30.0 million revolving line of credit (the "Revolver"). At September 25, 1999 there was $17.3 million available under the Revolver. The weighted average interest rate for amounts outstanding under the Company's credit facilities during the nine months ended September 26, 1999 was 7.16%. The Tilton Facility Loan is collateralized by a mortgage lien on the Tilton facility. The Tilton facility is owned by the J. Jill Group's wholly owned subsidiary, Birch Pond Realty Corporation ("Birch Pond") and leased to the J. Jill Group. During the first quarter of 1999, Birch Pond entered into the Tilton Facility Loan with a third party financial institution. The Equipment Loan is collateralized by substantially all of the Company's materials handling equipment. The Furniture Loan is collateralized by certain workstations and office furniture. The remaining credit facilities are collateralized by substantially all of the Company's remaining assets. All of these credit facilities contain various lending conditions and covenants including restrictions on permitted liens and certain credit facilities also require compliance with certain debt coverage ratios. The Company continues to monitor its compliance with the lending conditions and covenants, including the potential compliance impact of the discontinuance of nicole.

    During the fourth quarter of fiscal 1999 and the first quarter of fiscal year 2000 the Company plans to spend approximately $4.2 million for leasehold improvements and furniture for the new corporate headquarters to be located in Quincy, Massachusetts. The Company currently plans to open two retail stores in November 1999 and an additional eight to ten retail stores in fiscal year 2000. Cash requirements, primarily comprised of leasehold improvements and inventory acquisition, for these new retail stores are currently estimated between $0.8 million and $1.2 million per retail store.

    The Company expects that its cash and cash equivalents, existing credit facilities, anticipated new credit facilities and cash flows from operations will be sufficient to provide the capital resources necessary to support the Company's capital and operating needs for the foreseeable future.

Future Considerations

    The Company is currently working to determine the target size of the J. Jill catalog business. Following this determination, the Company plans to review its current cost structure in relation to the target size for J. Jill. This process could result in additional special charges during the fourth quarter 1999.

Year 2000 Readiness Disclosure

    The Year 2000 issue affects most companies that rely on computer systems and involves the computer software and hardware changes necessary to handle the transition from the Year 1999 to the Year 2000. The Company does not manufacture or sell any products that will encounter problems as a result of the change of the date to the Year 2000. However, the Company does rely heavily on complex computer hardware, software and systems, both internal and external, to help perform most of its catalog printing and distribution, order processing, inventory management, and financial management. During 1997, the Company formulated a plan to address the Year 2000 issue. The Company has assessed its status regarding its Year 2000 compliance in three components: internal information technology (IT) systems, internal non-information technology (non-IT) systems, and external Year 2000 issues related to the Company's vendors, suppliers and service providers ("third party providers").

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

Part II—OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

    (1) Exhibits

Certificate of Incorporation and By-Laws

3.1	Restated Certificate of Incorporation of the Company (included as Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 25, 1993, File No. 0-22480, and incorporated herein by reference)
3.2
Certificate of Amendment of Restated Certificate of Incorporation of the Company, dated June 1, 1999 (included as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 26, 1999, File No. 0-22480, and incorporated herein by reference)
3.3	By-Laws of the Company, as amended (included as Exhibit 3.2 to the Company's Current Report on Form 8-K dated January 14, 1997, File No. 0-22480, and incorporated herein by reference)
Financial Data Schedule
27.1	Financial Data Schedule

    (2) Reports on Form 8-K

    The Company filed no reports on Form 8-K during the quarter ended September 25, 1999.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE J. JILL GROUP, INC.

Dated: November 8, 1999	By:	/s/ OLGA L. CONLEY Olga L. Conley Authorized Officer Senior Vice President—Finance, Chief Financial Officer and Treasurer (Principal Financial Officer)

Dated: November 8, 1999	By:	/s/ PETER J. TULP Peter J. Tulp Authorized Officer Vice President—Finance and Corporate Controller (Principal Accounting Officer)

(FORMERLY DM MANAGEMENT COMPANY)

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 25, 1999

EXHIBIT INDEX

Financial Data Schedule

27.1	Financial Data Schedule

QuickLinks

INDEX TO QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 25, 1999

Part II—OTHER INFORMATION

SIGNATURES

EXHIBIT INDEX