Form 10-K
period 1999-12-25
J JILL GROUP INC
filed 2000-03-24
CIK 910721

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 25, 1999

OR

[
]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-22480

The J. Jill Group, Inc.
(Exact Name of Registrant as Specified in its Charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	04-2973769 (I.R.S. Employer Identification No.)
4 Batterymarch Park Quincy, MA (Address of Principal Executive Offices)	02169 (Zip Code)

Registrant's telephone number, including area code: (617) 376-4300

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class

Common Stock, $0.01 par value

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

    As of March 10, 2000, the aggregate market value of common stock held by non-affiliates of the Registrant was $38,641,520 based on the closing price ($4.00 per share) for the common stock as reported on The Nasdaq Stock Market on March 10, 2000.

    Shares outstanding of the Registrant's common stock at March 10, 2000: 10,007,247

DOCUMENTS INCORPORATED BY REFERENCE

    Certain portions of the Proxy Statement for the Annual Meeting of Stockholders of The J. Jill Group, Inc. to be held on June 1, 2000, which will be filed with the Securities and Exchange Commission within 120 days after December 25, 1999, are incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

THE J. JILL GROUP, INC.

(FORMERLY DM MANAGEMENT COMPANY)

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 25, 1999

PART I

Item 1.  Business

The Company

    The J. Jill Group, Inc. (together with its wholly owned consolidated subsidiary, the "Company" or "The J. Jill Group"), formerly known as DM Management Company, is a specialty marketer of high quality women's apparel, accessories and gifts. The Company was incorporated under the laws of the State of Delaware in 1987. During the fiscal year ended December 25, 1999 ("fiscal 1999") the Company began its transition from a multi-catalog concept direct mail retailer to a single brand retailer with multiple distribution channels. The Company previously marketed its products through two catalog concepts, J. Jill and Nicole Summers. During fiscal 1999, the Company decided to discontinue its Nicole Summers catalog concept to concentrate its resources on the J. Jill brand. The Company is currently in the process of winding down its Nicole Summersoperations and liquidating the related merchandise.

    As part of its new strategy, the Company launched its e-commerce website, jjill.com during fiscal 1999, and began opening upscale retail stores as additional distribution channels to market its J. Jill merchandise. The Company opened two new retail stores in the fourth quarter of fiscal 1999, one located in Natick, Massachusetts and the other in Providence, Rhode Island, and plans to open ten to fifteen more by the end of fiscal year 2000. The new e-commerce website and retail stores carry the same relaxed career and casual merchandise that can be found in the J. Jill catalog. They are also specifically designed to capture the very same J. Jill lifestyle imagery which the Company has successfully established through its catalog.

The J. Jill Brand

    J. Jill is characterized by the simple, comfortable, versatile style of its apparel offerings, which range from relaxed career wear to weekend wear. These apparel offerings are almost entirely private label, with emphasis on natural fibers and unique details. J. Jill's target customers are active, affluent women age 35 to 55. During fiscal 1999, net sales for J. Jill merchandise accounted for approximately 87% of the Company's total net sales, up from approximately 75% for the twelve months ended December 26, 1998 ("fiscal 1998"). During fiscal 1999 net sales for J. Jill merchandise increased by 31% as compared to fiscal 1998. The Company believes that this growth was being driven by J. Jill's distinctive merchandising, marketing and creative strategies, as well as the emerging market for more casual apparel, particularly for the workplace, and the need active, working women have for comfortable, versatile clothing. The Company experienced a net sales growth rate decline during the latter half of fiscal 1999. The Company believes the factors contributing to this decline include less than optimal creative presentation in the Company's catalogs, intensifying competition in the J. Jill apparel sector, maturation of the core J. Jill catalog business and a difficult environment for direct marketers.

Nicole Summers

    The Company's Nicole Summers concept had been experiencing declining net sales and the Company believed it was operating in a mature marketplace. In an effort to revive the concept, the Company attempted to refocus the merchandise assortment during fiscal 1999. However, as a result of lower than expected performance of the new merchandise assortment, the Company decided to discontinue Nicole Summers during fiscal 1999 and concentrate its resources on the J. Jill brand.

Business Strategy

    The J. Jill Group's objective is to build the J. Jill brand into a premier national brand. The Company believes that, by utilizing multiple distribution channels including catalog, retail and e-commerce, it will reach a broader audience and be able to introduce the J. Jill lifestyle concept to untapped markets. Historically the Company has sought through its J. Jill catalogs to combine the personal experience of shopping at an upscale specialty retailer with the ease and convenience of shopping at home by offering an edited assortment of high quality products in vibrant, easy-to-read catalogs. During fiscal 1999, the Company introduced its e-commerce website, jjill.com, and began opening new retail stores. The key elements of the Company's current business strategy are set forth below:

    Brand building.  The Company believes that it has a significant opportunity to build J. Jill's brand identity within its target market. The Company seeks to enhance brand identity by developing strong relationships with its customers that foster loyalty and increase repeat purchases. The consistent application of unique creative and merchandising techniques tailored to create a signature style for J. Jillmerchandise is a central element of this effort, as is an emphasis on superior customer service. The recent additions of jjill.com and the Company's new retail stores are geared to increase awareness of the J. Jill brand.

    Well differentiated merchandise offerings.  The Company seeks to offer a highly focused and edited product assortment that will provide the best selection of current casual lifestyle clothing, accessories and gifts with a unique flair for a natural, relaxed and fashionable 35 to 55 year old woman. Key components of this strategy include:

  •
  Private label program.  Almost all of the Company's merchandise offerings are private label merchandise (i.e., merchandise sold under the J. Jill brand name). Many of the Company's private label offerings are designed by the Company and most are not available in other catalogs or retail stores. The Company believes that its exclusive private label merchandise offerings enhance the brand identity of the J. Jill name.

  •
  Extended sizes.  In addition to offering regular sizes from 4 to 20, the Company offers a broad assortment of apparel in petite, tall and large sizes in the same styles as its regular size offerings. Management believes that the Company has particular expertise in scaling fashionable regular size merchandise to be attractively worn by extended size customers, and that these hard to fit customers currently have few attractive catalog or retail shopping alternatives. In fiscal 1999 extended size apparel offerings accounted for 47% of total J. Jill apparel offerings.

    Distinctive creative presentation.  The Company's catalogs are currently its primary vehicles for communicating with its customers. In its catalogs the Company attempts to provide photography and text that forges an emotional bond between the customer and the J. Jillbrand. The J. Jill Group utilizes lifestyle imagery that is both believable and aspirational. The photographic style evokes a relaxed, natural feeling, providing the customer with at least a temporary escape from her hectic everyday life.

The Catalogs and E-Commerce Website

Creative Presentation and Catalog Production

    The objective of the Company's creative approach is to capture and communicate the lifestyle element of the J. Jill brand. This is done through photography and text designed to forge an emotional bond between the customer and the J. Jillbrand. The Company attempts to provide its customer with a peaceful, relaxing and natural experience through its photographic style. Outdoor backgrounds are chosen to reinforce the brand positioning towards natural fibers and neutral color palettes. Model faces are chosen that reflect imperfect beauty that a 35 to 55 year old woman can relate to—more like real people than professional models. Covers, opening spreads and full-page photos utilize lifestyle photography as opposed to traditional product shots. The Company's catalogs are also designed to enhance customer convenience through easy-to-read layouts and coordinated merchandise placement.

    The Company devotes substantial resources to the design and production of each edition of its catalogs. After an initial conceptualization meeting, the creative and merchandising teams work closely together on catalog design, merchandise presentation and catalog print production. The materials and direction necessary to produce each catalog are then delivered to the Company's production team approximately eight weeks before the initial mailing date of the catalog. The production team creates the electronic files used to print the catalog and plans and manages the printing and catalog distribution processes. The production team ensures that photographs appearing in the Company's catalogs accurately depict merchandise characteristics such as color and texture. Catalog production takes place in-house using desktop publishing systems. As a result, the Company can adjust catalog layout until approximately two weeks before the planned initial mailing date, allowing the Company to react to current market and sales trends by adjusting content and presentation of catalogs while they are in production. All of the Company's catalogs are printed commercially under the Company's supervision.

Marketing and Customer Database Management

    At December 25, 1999, the Company's J. Jill catalog customer database contained approximately 2.6 million individual customer names, including approximately 1.0 million individuals who had made a purchase from the J. Jill catalog within the previous 12 months. The Company estimates that approximately two-thirds of these active customers have made multiple purchases from the Company. The J. Jill Group stores detailed information on each of its catalog customers, including demographic data and purchase history. The database is updated on a weekly basis. To determine which of its customers will receive a particular catalog mailing, the Company analyzes this information using sophisticated statistical modeling techniques. The Company's customer database is maintained off-site by a service bureau which sorts and processes the information in accordance with instructions from the Company. The Company's agreement with the service bureau requires the service bureau to safeguard the confidentiality of the Company's database.

    The Company acquires lists of prospective customers by rental or exchange, and from a database cooperative and other sources. The Company also purchases lists of prospective customers. The most productive prospects tend to come from the customer lists of other women's apparel catalogs, including direct competitors. The Company rents its list of customers to and exchanges it with others, including direct competitors. To determine which prospective customers will receive a particular catalog mailing, the Company analyzes available information concerning such prospects using the same types of sophisticated statistical modeling techniques used to target mailings to the Company's own customers.

Merchandising and Product Development

    The Company provides an edited assortment of high quality merchandise designed to meet the tastes and serve the lifestyle needs of its target customers. The Company has its own product development team and a merchandise selection staff. In addition to apparel and accessories, the Company's merchandise assortment also offers a selection of gifts selected with the specific lifestyle profiles of the J. Jill customer in mind.

    The Company offers both brand name and private label merchandise. In fiscal 1999 approximately 99% of the apparel styles offered in the J. Jill catalogs were private label. Private label apparrel is manufactured to the Company's detailed specifications by foreign and domestic vendors. The brand name products, mainly within the accessories offerings, are selected from the regular offerings of the Company's vendors.

    The J. Jill brand offers merchandise in petite, tall and large sizes, in the same styles as its regular sized offerings. In fiscal 1999 extended size apparel offerings accounted for 47% of total merchandise offerings.

Inventory Management and Purchasing

    The Company's inventory management systems are designed to maintain inventory levels that provide optimum in-stock positions and maximum inventory turnover rates at its operations and fulfillment center while minimizing the amount of unsold merchandise at the end of each selling season. To achieve this goal, the Company seeks to schedule merchandise deliveries and inventory amounts to coincide with expected sales levels.

    The Company follows an interdepartmental approach to the inventory planning process. Conceptual planning for each selling season begins approximately nine months in advance of the beginning of the season. Early in the process, the Company's inventory control, marketing, creative and merchandising teams meet to present key strategies and opportunities for specific merchandise items in the Company's catalog editions and e-commerce website. The inventory control group then applies inventory coverage models to plan inventory levels for each stock keeping unit ("sku"), taking into account projected sales, the cost of being out of stock and ease of reordering. Preliminary commitments with the Company's private label merchandise vendors typically are made five to seven months in advance of each planned offering date. To the extent feasible, the Company seeks to retain flexibility in these commitments in order to be able to react to market and sales trends. Initial merchandise commitments for branded merchandise typically are made four to six months before the planned offering date. Initial deliveries generally are scheduled to be received two to three weeks before the planned offering date.

    The inventory control group utilizes a forecasting system that analyzes catalog and e-commerce sales and returns by sku throughout the selling season to permit purchasing adjustments based on forecasted sales and returns. The Company attempts to minimize overstocks through a variety of promotional efforts, including telemarketing to customers at the time they place orders for other merchandise and seasonal clearance sales in the Company's catalogs and on its e-commerce website. The Company also sells excess inventory through its outlet stores and to "jobbers." The Company's outlet stores are run solely for the purpose of liquidating overstocks.

    The Company sells both domestically produced and imported merchandise, which it purchases in the open market. In fiscal 1999 the Company purchased merchandise from approximately 630 vendors. The Company expects the number of vendors used during fiscal year 2000 to decrease significantly due to the discontinuance of the Nicole Summers concept. In fiscal 1999 the Company purchased approximately 32% of its merchandise directly from foreign vendors and buying agents primarily located in Hong Kong, Singapore and Israel. The Company expects that it will continue to purchase merchandise from foreign sources in the future. In addition, goods purchased by the Company from domestic vendors may be sourced abroad by such vendors. The Company seeks to establish long-term relationships with its merchandise vendors and works closely with them to ensure high standards of merchandise quality.

E-Commerce Website

    The Company's e-commerce website, jjill.com, reflects the J. Jilllifestyle imagery through an easy-to-navigate virtual retail store consistent with the J. Jill catalog, and utilizes the latest interactive and customer friendly features. Virtually all current J. Jill catalog merchandise is accessible for viewing and purchase at jjill.com. Customers can use jjill.com to enter catalog orders, shop online, check order status and check inventory availability. As the internet has become a powerful medium that is increasingly important in its customers' everyday lives, the extension to an online channel is a natural evolution of the Company's business. By launching jjill.com, the Company can communicate more frequently with its existing customers, leverage its extensive database and introduce the J. Jill brand to previously untapped markets.

Contact Center and Customer Service

    The J. Jill Group believes that an emphasis on superior customer service is important to its ability to expand its customer base and build customer loyalty. At December 25, 1999, the Company employed approximately 390 contact center representatives. Customer orders are taken 24 hours a day, 365 days a year, primarily by the Company's contact center representatives at the operations and fulfillment center in Tilton, New Hampshire. The Company also accepts orders over its e-commerce website, by mail or by facsimile. Customer orders received over the e-commerce website are interfaced directly into the Company's data processing system. All other orders are input by the Company's contact center representatives into the Company's on-line data processing system, which provides, among other things, customer historical information, merchandise availability, product specifications, available substitutes and accessories and expected shipment date. The Company trains its contact center representatives to be knowledgeable in merchandise specifications and features. These representatives have ready access to samples of the current season's merchandise assortment, which enables them to answer detailed merchandise inquiries from customers promptly.

    The J. Jill Group offers an unconditional merchandise guarantee. If a customer is not completely satisfied with any item for any reason, the customer may return it for an exchange or a full refund. To simplify the return process, the Company includes a self-addressed return label with every catalog and e-commerce order shipment, which customers can use to return any item to the Company through the United States Postal Service without paying postage fees in advance. Management believes that the Company's return rates are consistent with industry standards for comparable merchandise. Returns experience is closely monitored to identify any product quality or fit issues. Returned merchandise is inspected carefully and, unless damaged, is cleaned, pressed and returned to inventory. Approximately 94% of returned merchandise is recycled into inventory.

Order Fulfillment

    The J. Jill Group believes that the prompt delivery of merchandise purchased through the Company's catalogs or e-commerce website promotes customer loyalty and repeat buying. To achieve this goal, the Company uses an integrated picking, packing and shipping system. The system monitors the in-stock status of each item ordered, processes the order and generates all related packing and shipping materials, taking into account the location of items within the fulfillment center. The Company's catalog and e-commerce website customers normally receive their orders within three to five business days after shipping, although customers may request overnight delivery for an extra charge.

    The Company's significant growth during fiscal years 1997 and 1998 and the corresponding operating infrastructure investment required to support this growth resulted in the construction of a 400,000 square foot, state-of-the-art operations and fulfillment center in Tilton, New Hampshire (the "Tilton facility"). Approximately 370,000 square feet of the Tilton facility is dedicated to fulfillment operations, including catalog and e-commerce order fulfillment and retail store replenishment.

    The Company is actively marketing its previous operations and fulfillment center in Meredith, New Hampshire (the "Meredith Facility") for sale. The Company leased the Meredith Facility in December of 1999 to a third party and plans to sell the property during fiscal 2000.

Retail Stores

    The linchpin of the Company's new multiple distribution channel strategy is its retail store initiative. On November 17, 1999, the Company opened its first retail store in Natick, Massachusetts, followed two weeks later by its store in Providence, Rhode Island. The Company's strategy with retail stores, as it is with catalogs and e-commerce, is to reinforce the creative and sensory attachment it has established with its customers while continuing to significantly differentiate the J. Jill brand from the competition. For example, unlike its competitors, the Company does not use mannequins in either the storefront windows or the store interiors. In addition, the Company's stores include an entry area, twelve feet deep, to establish a comfort zone between the mall and the store interior. Ambient lighting through wall sconces, chandeliers and table lamps creates a comforting home-like atmosphere. The Company's retail stores include a fountain designed to appeal to both the visual and auditory senses of its customers. Organic materials such as quarry stone, bamboo and mahogany are used in floorings, tables and facades to reinforce the unique and natural elements indicative of the J. Jilllifestyle brand.

    The Company's customer service strategy at its retail stores centers on a concierge desk that allows customers to order the petite, tall and large size options that may not be available in the store through a direct link to the operations and fulfillment facility in Tilton, New Hampshire.

    The Company's current plans are to open between ten and fifteen stores in fiscal 2000 and an additional thirty to fifty stores in fiscal 2001. The Company believes there is a market potential for three hundred to three hundred and fifty of its stores located in upscale malls and freestanding locations. The current strategy is to target the most productive malls in the United States, focusing on those areas that have a high concentration of J. Jill catalog customers.

    The merchandise available for sale in the retail stores will come almost exclusively from the merchandise assortment prepared for the catalog. Approximately 64% of the merchandise styles found in the 1999 Holiday season catalogs were also available for purchase in the retail stores.

Private Label Credit Card

    As part of its customer retention program and brand building strategy, The J. Jill Group offers its own private label credit card. The J. Jill credit card can be used to purchase J. Jill merchandise through any of the Company's distribution channels. The Company believes that this credit card reinforces the Company's relationship with existing customers and promotes additional purchases by these customers. In fiscal 1999 approximately 9% of net sales were attributable to purchases made using the Company's private label credit card. At December 25, 1999 there were approximately 144,000 holders of the Company's private label credit card. The credit card program is currently administered by a fee-based outside vendor who bears the credit risk associated with the credit card without recourse to the Company.

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

    The Company has made, and continues to make, significant investments in systems to support order taking and customer service, fulfillment, marketing, merchandising, inventory control, the Company's new retail store initiative, financial control and reporting and forecasting. During fiscal 1998 The J. Jill Group implemented a new automated warehouse management system that has enabled it to efficiently support its warehouse processes and provide additional flexibility to support the Company's growth plans. The Company also implemented a new order management system in fiscal 1998 that provides significant processing enhancements and flexibility as compared to the Company's previous system.

    In addition to its in-house data processing and information systems resources, the Company also uses several outside vendors for key services such as list processing and credit card administration and approval.

Competition

    The market for the Company's merchandise is highly competitive. The Company competes with other direct marketers, specialty apparel and accessory retailers and traditional department store retailers. The Company believes that the net sales growth rate decline experienced during the latter half of fiscal 1999 was attributable in part to the intensifying competition in the J. Jill apparel sector. Many of the Company's competitors are larger and have substantially greater financial, marketing and other resources. The J. Jill Group believes that it competes principally on the basis of its lifestyle brand, including its unique private label merchandise assortment and distinctive creative execution. The Company also believes that its strategy to expand into multiple distribution channels, including catalog, retail and e-commerce, will allow it to reach a broader audience, introduce its lifestyle concept to untapped markets and build J. Jill into a premier national brand.

Employees

    As of March 7, 2000, the Company employed 827 individuals, of whom 701 were full-time (those employees scheduled to work 30 hours or more per week). None of the Company's employees are represented by a union. The Company considers its employee relations to be good.

Trademarks and Service Marks

    The Company has registered various trademarks and service marks with the United States Patent and Trademark Office, including J. Jill.

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

    The Company currently collects sales taxes only on sales to its Massachusetts, Pennsylvania and Rhode Island customers. Many states have attempted to require that out-of-state direct marketers collect use taxes on sales of products shipped to their residents. In 1992, the United States Supreme Court held unconstitutional a state's imposition of use tax collection obligations on an out-of-state mail order company whose only significant contacts with the state were the distribution of catalogs and other advertising materials through the mail and subsequent delivery of purchased goods by mail or common carriers, but stated that Congress could enact legislation authorizing the states to impose such obligations. In 1995, however, the United States Supreme Court let stand a decision of New York's highest state court requiring an out-of-state catalog company to collect use tax (including a retroactive assessment and penalties) on its mail order sales in the state, where the catalog company's reported contact with New York included a limited number of visits by sales force employees. If Congress enacts legislation permitting states to impose use tax collection obligations on out-of-state mail order businesses, or if the Company otherwise is required to collect additional sales or use taxes, such tax collection obligations would make it more expensive to purchase the Company's products and increase the Company's administrative costs, and therefore could have a material adverse effect on the Company's financial condition and results of operations.

Item 1A.  Risk Factors

The Retail Store Initiative

    The Company's current growth strategy is based primarily on its retail store initiative. The Company is currently devoting significant financial resources, and significant operational efforts, to the opening of its new retail stores. The Company opened two retail stores in 1999, and is planning to open ten to fifteen more by the end of fiscal 2000 and an additional thirty to fifty during fiscal 2001. The operation of retail stores presents a number of risks not present in the Company's catalog operations, including the following:

  •
  The Company must make substantial investments in store design, leasehold improvements and other areas prior to the opening of each store.

  •
  The Company must frequently make long-term financial commitments when leasing retail store locations.

  •
  The success of individual stores may depend significantly on the success of the shopping malls in which they are located.

  •
  The Company will compete directly with other retail stores, and may be required to adopt different pricing strategies to respond to their actions.

  •
  The Company must hire and retain retail sales and management personnel in the areas in which stores are located.

    To date, the Company has limited experience in operating retail stores, and may not be able to successfully address the risks that they entail. There can be no assurance that the retail store initiative will be successful, and if not, the Company's business and financial condition would be adversely affected. In addition, continued growth could result in a strain on the Company's management, financial, merchandising, marketing, distribution and other resources. There can be no assurance that the Company will be able to manage growth effectively, and any failure to do so could have a material adverse effect on the Company's financial condition and results of operations. The Company may also need to raise additional funds in order to support its growth strategy, including the retail store strategy. The Company cannot assure that funds will be available on acceptable terms when needed, or at all.

Catalog Operations

    The Company's catalog operations involve a number of inherent financial risks. Each edition of a catalog requires substantial investments in layout and design, paper, printing, postage and inventory prior to mailing. As a result, the Company is not able to adjust these costs in connection with a particular mailing in response to the actual performance of the catalog. The Company's marketing programs rely on a high level of prospect mailings and as a result involve additional risks, including potentially lower and less predictable response rates and the possibility that third parties who provide customer lists may stop making them available. If for any reason the Company experienced a significant shortfall in anticipated revenue from a particular mailing, the Company's financial condition, results of operations and cash flows would be materially and adversely affected. In addition, customer response to the Company's mailings and, as a result, revenues generated by mailings can be affected by factors that are outside the Company's control, such as consumer preferences, economic conditions and vendor work stoppages. The Company has historically experienced fluctuations in customer response to its mailings. If the Company is unable to achieve anticipated customer response to these mailings in the future, the Company's revenues could decline.

    The operation of the Company's direct marketing business is dependent on its ability to prepare catalogs in a timely manner and to maintain the efficient and uninterrupted operation of order processing and fulfillment systems. Preparation of the Company's catalogs requires the involvement of many different groups within the Company as well as certain outside vendors. Any delay in the completion of a catalog could cause customers to forego or defer purchases from the Company. Any material disruption or slowdown in the Company's order processing or fulfillment systems, including any resulting from:

  •
  strikes or labor disputes;

  •
  disruptions in telephone service or electrical outages;

  •
  mechanical problems;

  •
  human error or accidents;

  •
  fire, natural disasters or adverse weather conditions; or

  •
  inadequate order taking or order fulfillment capacity

could cause orders to be lost or delayed and could damage the Company's reputation with its customers or cause customers to cancel orders. These problems could result in a reduction in net sales, as well as increased administrative and shipping costs. If the Company fails to manage its catalog operations effectively, the Company's business and financial condition could be adversely affected.

Private Label Branding Strategy

    In fiscal 1999, private label merchandise represented approximately 98% of the apparel styles offered in the J. Jill catalog. The use of private label merchandise requires the Company to incur costs and risks relating to the design and purchase of products, including longer lead times for orders and higher initial purchase commitments, and limits the Company's ability to offer other brands that customers may seek. If the Company fails to successfully execute its private label merchandise strategy, the Company's business and financial condition could be adversely affected.

Consumer Preferences and Fashion Trends

    The Company's future success depends in part on its ability to anticipate and respond to changes in consumer preferences and fashion trends in the Company's target market. The Company begins to make merchandise commitments as early as nine months before the merchandise is available to customers through the J. Jill catalogs and any changes in consumer preferences or fashion trends after merchandise commitments are made could materially and adversely affect the performance of the Company's catalogs. There can be no assurance that the Company will be able to continue to identify and offer merchandise that appeals to the J. Jillcustomer base or that any introduction of new merchandise categories will be successful or profitable. Failure to anticipate and respond to changing consumer preferences and fashion trends would have a material adverse effect on the Company's business.

Information Systems

    The Company depends on information systems to process orders, respond to customer inquiries, manage inventory, purchase, sell and ship goods on a timely basis and maintain cost-efficient operations. There can be no assurance that the Company will not experience operational problems with its information systems as a result of system failures, computer "hackers" or other causes or that the systems will be adequate to support future growth. Any interruption in the availability or use of these information systems could harm the Company's business.

Operating Results

    The Company's annual and quarterly operating results have fluctuated and it expects these fluctuations to continue. Among the factors that may cause the Company's operating results to fluctuate are:

  •
  the timing and size of catalog mailings;

  •
  the costs of producing and mailing catalogs;

  •
  customer response to catalog mailings;

  •
  the timing of merchandise receipts;

  •
  the level of merchandise returns;

  •
  changes in merchandise mix and presentation; and

  •
  the incurrence of other operating costs and factors beyond the Company's control, such as general economic conditions and actions of competitors.

The Company's current expense levels are based in part on expectations of future net sales and, as a result, net income for a given period could be disproportionately affected by any reduction in net sales for that period.

    As a result of the foregoing factors, the Company believes that period-to-period comparisons of its historical and future results will not necessarily be meaningful, and that investors should not rely on them as an indication of future performance. To the extent the Company experiences the factors described above, its future operating results may not meet the expectations of securities analysts or investors from time to time, which may cause the market price of our common stock to decline.

Key Personnel

    The Company's success depends to a significant extent upon Gordon R. Cooke, President and Chief Executive Officer and the Chairman of the Company's Board of Directors, and certain other current members of senior management. The loss of the services of one or more of these key employees could have a material adverse effect on the Company's business. The Company does not have employment contracts with any members of its senior management that would prohibit them from competing with the Company following the termination of their employment and does not maintain "key man" life insurance on the lives of any members of its senior management.

Foreign Inventory Purchases

    During fiscal 1999, the Company purchased approximately 32% of its merchandise either directly from foreign suppliers or through foreign buying agents, and it expects that it will continue to purchase merchandise from foreign suppliers and through foreign buying agents in the future. In recent periods, these foreign suppliers have been primarily located in Hong Kong, Singapore and Israel. In addition, the Company believes that domestic suppliers purchase a portion of the goods they sell to the Company from foreign suppliers. Accordingly, the Company's operations are subject to the customary risks of purchasing merchandise abroad, including:

  •
  fluctuations in the value of currencies;

  •
  export duties or restrictions;

  •
  work stoppages; and

  •
  in certain parts of the world, political and economic instability.

Third Parties

    The Company's ability to distribute catalogs and fulfill orders depends on the performance of third parties such as:

  •
  manufacturers;

  •
  printers;

  •
  shipping companies, including the United States Postal Service;

  •
  mailing list vendors;

  •
  list processing and credit card processing companies; and

  •
  foreign buying agents.

Any interruptions or delays in these services could result in delays in catalog or order shipments or an inability to process orders, which could materially and adversely affect the Company's business and financial condition. In addition, if customers perceive that the Company might be unable to fulfill orders, demand for the Company's products could decline and result in a reduction in net sales. Although the Company believes that in general the goods and services it obtains from third parties could be purchased from other sources, identifying and obtaining substitute goods and services could result in delays in shipments and increased costs. The Company does not maintain supply contracts with any of its private label or other merchandise vendors. Rather, it acquires merchandise via purchase orders that terminate upon completion of the order. If any significant vendor were to suddenly discontinue its relationship with the Company, the Company could experience temporary delivery delays until such time as a substitute supplier could be found.

External Costs

    The Company's business is subject to a number of costs that it cannot control, including:

  •
  paper and postage expenses associated with mailing catalogs, which have historically been volatile;

  •
  shipping charges associated with distributing merchandise to customers and stores, which have increased significantly in the past and may increase in the future; and

  •
  labor costs, which are particularly significant in the labor-intensive retail, order processing and fulfillment center operations, and could increase as a result of changes in prevailing wages, labor shortages or other factors.

Any increase in paper, postage, shipping, labor or other external costs could adversely effect the Company's financial position, results of operations and cash flows.

General Economic Conditions

    The Company's success is influenced by a number of economic conditions affecting disposable consumer income, such as employment levels, business conditions, interest rates and taxation rates. Adverse changes in these economic conditions may restrict consumer spending, thereby negatively affecting the Company's growth and profitability.

Market Value of Common Stock

    The Company's stock price has fluctuated substantially since its initial public offering in 1993. The Company believes factors such as quarterly operating results, changes in market conditions, securities analysts' estimates of future operating results, and the overall performance of the stock market may cause the market price of the common stock to fluctuate significantly. The Nasdaq National Market has experienced a high level of price and volume volatility and the market prices of the stock of many companies have experienced wide price fluctuations not necessarily related to the operating performance of those companies.

State Sales Tax

    The Company currently collects sales taxes only on sales to customers located in Massachusetts, Pennsylvania and Rhode Island. Many states have attempted to require that out-of-state direct marketers and internet retailers collect sales taxes on sales of products shipped to their residents, but the legality of such taxes is unsettled. If Congress enacts legislation permitting states to impose sales tax collection obligations on out-of-state mail order or e-commerce businesses, or if the Company is otherwise required to collect additional sales or use taxes on its catalog and e-commerce sales, such tax collection obligations would make it more expensive to purchase the Company's products and increase administrative costs, and could therefore have a material adverse effect on the Company's financial position, results of operations and cash flows.

Delaware Corporation Laws

    Provisions of the Company's certificate of incorporation and by-laws and of the Delaware General Corporation Law may make it more difficult for a third party to acquire the Company, even if doing so would allow the Company's stockholders to receive a premium over the prevailing market price of its stock.

Those provisions of the certificate of incorporation and by-laws and Delaware law are intended to encourage potential acquirers to negotiate with the Company and allow its board of directors the opportunity to consider alternative proposals in the interest of maximizing stockholder value. However, such provisions may also discourage acquisition proposals or delay or prevent a change in control, which could negatively affect the Company's stock price.

Item 2.  Properties

    The following table sets forth certain information relating to the Company's facilities as of December 25, 1999:

Location	Square Footage	Function	Type of Interest	Lease Termination
Tilton, NH (approx. 360 acres)	405,000	Operations and Fulfillment Center	Owned(1)	—
Quincy, MA	67,000	Corporate Offices	Leased(2)	12/31/09
Hingham, MA	20,000	Corporate Offices	Leased(2)	03/31/00
2 Retail Stores located in New England	4,000-6,000	Retail store space	Leased	Various
5 Outlet Stores throughout the Northeastern United States	2,700-5,300	Outlet store space	Leased(3)	Various
(1)
The Tilton operations and fulfillment center is owned by Birch Pond Realty Corporation, a wholly owned subsidiary of the Company. (See Note E to the accompanying consolidated financial statements.)
(2)
Subsequent to December 25, 1999 the Company moved its corporate headquarters from Hingham, Massachusetts to Quincy, Massachusetts.
(3)
As part of the discontinuance of Nicole Summers the Company is planning to close one of its outlet stores.

    The Company believes that it currently has adequate capacity in its corporate offices and operations and fulfillment center to accommodate its planned growth for the foreseeable future.

    There were two leased retail stores in operation at the close of fiscal 1999. Subsequent to December 25, 1999, the Company entered into leases for five additional retail stores that the Company expects to open during the first half of fiscal 2000. The Company plans to have a total of twelve to seventeen retail stores open by the end of fiscal 2000 and an additional thirty to fifty J. Jill stores open by the end of fiscal 2001. The Company believes there is a market potential for opening between three hundred and three hundred and fifty retail stores located in upscale malls and freestanding locations. The retail store leases in effect at December 25, 1999, and those five additional retail store leases entered into subsequent to December 25, 1999, expire between 2009 and 2010.

    During December 1999, the Company entered into a five year lease agreement to lease its previous operations and fulfillment center in Meredith, NH (the "Meredith facility") to a third party. The Meredith facility is subject to certain encumbrances (see Note E to the accompanying consolidated financial statements).

Item 3.  Legal Proceedings

    From time to time the Company is party to various legal proceedings, primarily arising in the Company's ordinary course of business. The Company believes that the outcome of legal proceedings pending at December 25, 1999, will not have a material impact to its financial position, results of operations or cash flow.

Item 4.  Submission of Matters to a Vote of Security Holders

    None

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

    The Company's common stock trades on The Nasdaq Stock Market under the symbol "JILL." As of March 10, 2000, the number of holders of record of common stock of the Company was approximately 410.

    On May 29, 1998, the Company announced a three-for-two stock split to be effected in the form of a stock dividend payable on June 30, 1998 to shareholders of record on June 12, 1998.

    The following table sets forth, for the periods indicated the high and low sales prices for the Company's common stock as reported on The Nasdaq Stock Market. All sales price information below has been restated, if necessary, to reflect the effects of the three-for-two stock split.

	High	Low
Fiscal 1999
Quarter ended December 25, 1999	$ 6 23/32	$ 3 1/8
Quarter ended September 25, 1999	21 23/32	3 7/8
Quarter ended June 26, 1999	26 5/8	10 15/16
Quarter ended March 27, 1999	20 5/8	12 13/16
Fiscal 1998
Quarter ended December 26, 1998	17 3/4	5 7/8
Quarter ended September 26, 1998	27 5/8	7 1/8
Quarter ended June 27, 1998	23 1/2	12 5/64
Quarter ended March 28, 1998	$15 3/4	$10 21/64

    The Company has never declared or paid any cash dividends on its common stock. The Company currently intends to retain any earnings for use in the operation and expansion of its business and therefore does not anticipate paying any cash dividends in the foreseeable future.

Item 6.  Selected Consolidated Financial Data

    The selected consolidated financial data of the Company as set forth below has been derived from the Company's consolidated financial statements for the periods indicated and should be read in conjunction with the discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and footnotes.

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

	Twelve Months Ended				Transition Period Ended	Twelve Months Ended
	Dec. 25, 1999 (1)	Dec. 26, 1998	Dec. 27, 1997	Dec. 28, 1996(2)(3)	Dec. 28, 1996(2)	June 29, 1996(3)	June 24, 1995(3)
	(unaudited)
	(in thousands except per share data)
Consolidated Statement of Operations Data:
Net sales	$250,281	$218,730	$135,533	$84,642	$43,324	$80,585	$72,691
Income (loss) from continuing operations before income taxes	(1,084)	13,774	6,392	1,956	1,072	261	851
Income (loss) from continuing operations	(684)	8,402	3,899	12,358	11,563	235	765
Net income (loss)	(684)	8,402	3,899	3,371	11,563	(9,350)	773
Income (loss) from continuing operations per share (diluted)	(0.07)	0.81	0.48	1.76	1.63	0.04	0.11
Net income (loss) per share (diluted)	$(0.07)	$0.81	$0.48	$0.48	$1.63	$(1.40)	$0.11
Weighted average shares outstanding (diluted)	9,879	10,378	8,073	7,019	7,105	6,661	6,914
Consolidated Balance Sheet Data:
Total assets	$101,359	$115,492	$75,381	$38,109	$38,109	$27,069	$31,612
Working capital	23,553	10,191	32,835	10,662	10,662	6,988	6,315
Long-term debt, less current portion	19,098	9,900	8,346	4,540	4,540	4,380	3,634
Stockholders' equity	$55,862	$53,596	$43,142	$21,223	$21,223	$9,480	$18,851
Selected Operating Data:
Catalog circulation (4)	94,000	73,800	50,500	37,900	18,400	41,600	40,300
Total twelve-month buyers (5)	1,206	1,022	681	455	455	498	479
(1)
During the twelve-month period ended December 25, 1999, the Company recorded charges totaling $5,987,000, primarily associated with its decision to discontinue Nicole Summers. See Note B to the accompanying consolidated financial statements.

(2)
During the six-month and twelve-month periods ended December 28, 1996, the Company determined that, based on the Company's profitability trends and anticipated future profitability, it was more likely then not that sufficient book and taxable income would be generated to fully realize the benefit of its net deferred tax asset. This determination required the Company to remove the valuation allowance and recognize the deferred tax benefit of $10,598,000 at December 28, 1996 in its entirety.

(3)
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

(4)
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

(5)
As used throughout this Form 10-K, the term "twelve-month buyers" means customers who have made a purchase from the Company through its catalogs within the previous 12 months.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

    This Form 10-K, including the following discussion, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which involve risks and uncertainties. For this purpose, any statements contained herein or incorporated herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, the words "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. The Company's actual results, performance or achievements may differ significantly from the results discussed in or implied by the forward-looking statements. Factors that might cause such a difference include, but are not limited to the following: the success or failure of the J. Jill retail store and e-commerce initiatives; the success or failure of the Nicole Summers wind-down strategy; the success or failure of new customer acquisition efforts; significant changes in customer response rates; changes in competition in the apparel industry; general economic and business conditions; success or failure of operating initiatives; the ability of the Company to effectively liquidate its overstocked merchandise; changes in consumer spending and consumer preferences; changes in business strategy; possible future increases in expenses; the existence or absence of brand awareness; the existence or absence of publicity, advertising and promotional efforts; availability, terms and deployment of capital; quality of management; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs; changes in, or the failure to comply with federal and state tax and other government regulations, and other factors. See also Item 1A, Risk Factors.

Overview

    The J. Jill Group, Inc. (together with its wholly owned consolidated subsidiary, the "Company" or "The J. Jill Group"), formerly known as DM Management Company, is a specialty marketer of high quality women's apparel, accessories, and gifts. During the fiscal year ended December 25, 1999 ("fiscal 1999") the Company began its transition from a multi-catalog concept direct mail retailer to a single brand retailer with multiple distribution channels. The Company previously marketed its products through two catalog concepts, J. Jill and Nicole Summers. During fiscal 1999, the Company decided to discontinue its Nicole Summers catalog concept to concentrate its resources on the J. Jill brand. The Company is currently in the process of winding down the Nicole Summers operations and liquidating the related merchandise. During fiscal 1999 the Company launched its e-commerce website, jjill.com, and began opening upscale retail stores as additional distribution channels to market its J. Jill merchandise. The Company opened two new retail stores in the fourth quarter of fiscal 1999, one located in Natick, Massachusetts and the other in Providence, Rhode Island, and plans to open ten to fifteen more by the end of fiscal year 2000.

Significant Event

    The Company's Nicole Summers concept had been experiencing declining net sales and the Company believed it was operating in a mature marketplace. In an effort to revive the concept, the Company attempted to refocus the merchandise assortment during fiscal 1999. However, as a result of lower than expected performance of the new merchandise assortment, the Company decided to discontinue Nicole Summers during fiscal 1999 and concentrate its resources on the J. Jill brand.

    During fiscal 1999 the Company recorded charges totaling approximately $6.0 million primarily associated with its decision to discontinue its Nicole Summers catalog concept. These charges included $2.4 million of inventory markdown charges, included in cost of products and merchandising, and a $3.6 million special charge shown separately in the accompanying consolidated statements of operations. The inventory markdown charge includes a write-down of inventory, expected to be liquidated through outlet stores and other liquidation vehicles, to the lower of cost or market as well as costs to exit certain purchase commitments made in the ordinary course of business. The Company believes the inventory liquidation plan will be substantially complete during fiscal 2000. The following is a summary of costs included in the $3.6 million special charge (in thousands):

Fixed asset impairments	$2,130
Prepaid catalog costs	725
Lease commitment costs	422
Severance costs	120
Other costs	231

Total special charge	$3,628

    As a result of the Company's third quarter 1999 decision to discontinue its Nicole Summers catalog concept, the Company expects that the operations and fulfillment center in Tilton, New Hampshire (the "Tilton facility") will now have enough warehousing and distribution capacity to house its future retail operations center. Based on the Tilton facility's ability to house the new retail operations center, the Company has decided to no longer hold its operations and fulfillment center in Meredith, New Hampshire (the "Meredith facility") for that purpose. As a result, the Company reclassified the property and equipment and the related accumulated depreciation to assets held for sale and recognized fixed asset impairments of $2.1 million to write-down these assets to their estimated fair market value, net of estimated costs of disposal. The Company expects to dispose of these assets during fiscal 2000. During December 1999 the Company entered into a five-year lease agreement to lease the Meredith facility to a third party. The Company believes this lease commitment increases its ability to dispose of the property.

    In connection with the decision to discontinue Nicole Summers, the Company decided not to circulate certain previously planned Nicole Summers catalogs. Prepaid catalog costs incurred or committed for these catalogs were charged to expense as part of the special charge. Severance costs relate to five terminated employees previously associated with Nicole Summers. Lease commitment costs are primarily comprised of costs to close an existing Nicole Summers outlet store.

    At December 25, 1999, accrued expenses included $0.5 million of accrued special charges. This amount was comprised of the lease commitment costs, severance costs and certain other miscellaneous costs. The Company expects to complete paying for a majority of these items during fiscal 2000.

Results of Operations

    The following table sets forth, for the fiscal periods indicated, certain items from the Company's consolidated statements of operations expressed as a percentage of net sales. Certain prior year financial statement amounts have been reclassified to be consistent with the presentation for fiscal 1999. During fiscal 1999 the Company changed its income statement presentation to be more in line with the way the Company reviews its operations and to be more consistent with the presentation used by other companies in the industry. The most significant of these changes included combining the prior year classifications of product costs and operations expense into cost of product and merchandising and combining prior year classifications of selling expense and general and administrative expense into selling, general and administrative expenses.

	Twelve Months Ended
	December 25, 1999	December 26, 1998	December 27, 1997
Net Sales	100.0%	100.0%	100.0%
Cost of products and merchandising (1)	68.5	65.7	64.0

Gross margin	31.5	34.3	36.0
Selling, general and administrative expenses	29.8	28.2	31.3
Special charge	1.5	—	—

Income before interest and taxes	0.2	6.1	4.7
Interest, net	0.6	(0.2)	—

Income (loss) before income taxes	(0.4)	6.3	4.7
Income tax provision (benefit)	(0.1)	2.5	1.8

Net income (loss)	(0.3)%	3.8%	2.9%

(1)
Cost of products and merchandising for the twelve months ended December 25, 1999 includes markdowns associated with the discontinuance of Nicole Summers which represent 0.9% of net sales.

Comparison of fiscal 1999 to fiscal 1998

    In fiscal 1999 total Company net sales increased by 14.4%, or $31.6 million, to $250.3 million from $218.7 million in fiscal 1998. The increase in net sales was attributable to sales volume increases from J. Jill. In fiscal 1999 J. Jillnet sales and catalog circulation increased by 31.5% and 40.8%, respectively, as compared to fiscal 1998. J. Jill net sales growth was attributable to the aforementioned increase in circulation partially offset by a decrease in response rates and average order size. Net sales for J. Jill during fiscal 1999 also included approximately $2.9 million in net sales from the Company's two new retail stores and e-commerce website. In fiscal 1999 net sales and circulation for Nicole Summers decreased by 37.8% and 10.4%, respectively, as compared to fiscal 1998. This decrease in Nicole Summers net sales was primarily attributable to a decrease in response rates and average order size as well as the aforementioned decrease in circulation. Total Company catalog circulation increased by 27.4% to 94.0 million in fiscal 1999 from 73.8 million in fiscal 1998. The number of total Company twelve-month buyers grew to 1,206,000 at December 25, 1999 from 1,022,000 at December 26, 1998, an increase of 18.0%. The number of J. Jill twelve-month buyers grew to 1,043,000 at December 25, 1999 from 833,000 at December 26, 1998, an increase of 25.2%.

    Cost of products and merchandising consists primarily of merchandise development, control and acquisition costs, provisions for markdowns, order processing and customer service costs, and distribution facility costs. In fiscal 1999 cost of products and merchandising increased by $27.7 million, or 19.3%, to $171.5 million (including special inventory markdown charges of $2.4 million) from $143.8 million in fiscal 1998. As a percentage of net sales, cost of products and merchandising increased to 68.5% (67.6% before special inventory markdown charges) in fiscal 1999 from 65.7% in fiscal 1998. This increase primarily related to increased costs associated with excess capacity at the Tilton facility as well as an increase in costs to service the customer. The Company also increased its promotional sales activity resulting in increased product cost as a percentage of net sales offset by a reduction in required markdowns (excluding special charges) during fiscal 1999 as compared to fiscal 1998. The Company expects costs of products and merchandising as a percentage of net sales (excluding special inventory markdown charges) to increase slightly during the first half of fiscal 2000.

    Selling, general and administrative expenses consist of costs to produce, print and distribute catalogs, and certain administrative, e-commerce website, and retail store costs. In fiscal 1999 selling, general and administrative costs increased by $12.9 million, or 20.9%, to $74.6 million from $61.7 million in fiscal 1998. As a percentage of net sales, selling, general and administrative expenses increased to 29.8% in fiscal 1999 from 28.2% in fiscal 1998. This increase primarily resulted from decreased catalog productivity as well as start up costs attributable to the Company's new e-commerce website and retail stores. The Company expects selling, general and administrative expenses as a percentage of net sales to decrease slightly during the first half of fiscal 2000.

    The special charge, as discussed above, consists of costs primarily related to the Company's decision during fiscal 1999 to discontinue Nicole Summers and is comprised of fixed asset impairments, prepaid catalog costs, lease commitment costs, employee severance costs and other miscellaneous costs.

    Interest income decreased to $0.4 million in fiscal 1999 from $1.1 million in fiscal 1998, primarily as a result of lower cash and cash equivalent balances in fiscal 1999 due to cash used to finance the Tilton facility. Interest expense increased to $2.0 million in fiscal 1999 as compared to $0.6 million in fiscal 1998 primarily due to higher long-term debt levels associated with the Tilton facility financing. Interest expense does not include capitalized interest of $1.0 million in fiscal 1998. The Company does not expect a significant change in net interest expense during fiscal 2000.

Comparison of fiscal 1998 to fiscal 1997

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

    In fiscal 1998 cost of products and merchandising increased by $57.1 million, or 65.8%, to $143.8 million from $86.7 million in fiscal 1997. As a percentage of net sales, cost of products and merchandising increased to 65.7% in fiscal 1998 from 64.0% in fiscal 1997. During fiscal 1998 the Company operated out of three distribution facilities while awaiting the completion of the Tilton facility. Reduced productivity from operating out of these multiple facilities, inefficiencies attributable to implementing new order taking and warehouse management systems, increased costs associated with third party call center usage and growth in the product development division of merchandising all contributed to increased cost of products and merchandising as a percentage of net sales over the prior year. Also contributing to the increase was an increased use of strategically designed promotional pricing in fiscal 1998 combined with increased markdown charges associated with Nicole Summers. These increases in costs as a percentage of net sales were partially offset by the shift in the mix of the business toward J. Jill, which experienced lower product costs as a percentage of net sales than Nicole Summers due to its higher concentration of private label merchandise.

    In fiscal 1998 selling, general and administrative costs increased by $19.2 million, or 45.4%, to $61.7 million from $42.4 million in fiscal 1997. As a percentage of net sales, selling, general and administrative expenses decreased to 28.2% in fiscal 1998 from 31.3% in fiscal 1997. This decrease was primarily a result of improved catalog productivity, offset by an increase in paper costs in fiscal 1998 as compared to fiscal 1997. The Company also experienced an increase in leverage of general and administrative expenses in fiscal 1998 as compared to fiscal 1997.

    Interest income increased to $1.1 million in fiscal 1998 from $0.5 million in fiscal 1997, primarily due to higher cash and cash equivalent balances in fiscal 1998 due to proceeds from the Company's fiscal 1997 secondary public offering. Interest expense increased to $0.6 million in fiscal 1998 as compared to $0.5 million in fiscal 1997 primarily as a result of increased use of the Company's credit facilities. Interest expense does not include capitalized interest of $1.0 million and $0.1 million in fiscal 1998 and fiscal 1997, respectively.

Income Taxes

    The Company provides for income taxes at an effective tax rate that includes the full federal and state statutory tax rates. The Company's effective tax rate for fiscal 1999, fiscal 1998, and fiscal 1997 was 36.9%, 39.0% and 39.0%, respectively. The decreased effective tax rate during fiscal 1999 reflects the effect of a decreased federal statutory tax rate due to expected annual taxable income levels.

Liquidity and Capital Resources

    The J. Jill Group's principal working capital needs arise from the need to support costs incurred in advance of revenue generation, primarily inventory acquisition, catalog development, production and mailing costs incurred prior to the beginning of each selling season. The Company has two selling seasons which correspond to the fashion seasons. The Spring season begins in January and ends in July. The Fall season begins in July and ends in January. Capital needs arise from capital expenditures necessary to support the growth of the Company, including the new retail store initiative, and improvements to the Company's physical and operating infrastructure. During fiscal 1999 the Company funded its operating and capital needs through its bank credit facilities, a new loan from a financial institution, cash generated from operations, and the remaining proceeds from its 1997 secondary public offering.

    The Company's operating activities provided net cash of $3.2 million during fiscal 1999 primarily from net income before depreciation and amortization. Inventory decreased 19.2% to $21.7 million at December 25, 1999 from $26.8 million at December 26, 1998 primarily as a result of lower inventory balances related to the discontinuance of Nicole Summers. The Company's operating activities provided net cash of $7.7 million during fiscal 1998 primarily from net income before depreciation and amortization, which was partially offset by increased inventory balances.

    The Company's investing activities used net cash of $10.0 million and $31.4 million during fiscal 1999 and fiscal 1998, respectively, primarily related to capital expenditures. During fiscal 1999 these capital expenditures related mainly to costs of completing the construction of the Tilton facility, the construction and furniture costs for the new corporate headquarters in Quincy, Massachusetts, and costs of the two new retail stores. During fiscal 1998 capital expenditures primarily related to the construction of the new Tilton facility.

    The Company's financing activities used net cash of $7.8 million during fiscal 1999. This usage was primarily the result of a paydown of debt. During fiscal 1998, financing activities provided net cash of $24.4 million primarily from borrowings used to finance the Tilton facility construction.

    The Company's credit facilities at December 25, 1999 consisted of (i) a $12.0 million real estate loan (the "Tilton Facility Loan"); (ii) a $9.5 million equipment loan (the "Equipment Loan"); (iii) a $1.0 million furniture loan (the "Furniture Loan"); (iv) a $1.7 million real estate loan (the "Meredith Facility Loan"); and (v) a $30.0 million revolving line of credit (the "Revolver"). At December 25, 1999 there were $10.6 million of letters of credit outstanding under the Revolver and no borrowings, leaving $19.4 million available under the Revolver. The weighted average interest rate for amounts outstanding under the Company's credit facilities during fiscal 1999 was 7.14%. The Tilton Facility Loan is collateralized by a mortgage lien on the Tilton facility. The Tilton facility is owned by The J. Jill Group's wholly owned subsidiary, Birch Pond Realty Corporation ("Birch Pond"), and leased to The J. Jill Group. During the first quarter of 1999, Birch Pond entered into the Tilton Facility Loan with a third party financial institution. The Equipment Loan is collateralized by substantially all of the Company's materials handling equipment. The Furniture Loan is collateralized by certain workstations and office furniture. The remaining credit facilities are collateralized by substantially all of the Company's remaining assets. All of these credit facilities contain various lending conditions and covenants including restrictions on permitted liens. Certain credit facilities also require compliance with certain debt service coverage ratios. During fiscal 1999 the Company obtained an amendment to the Revolver allowing the exclusion of the special charge and related inventory markdown charges recorded during fiscal 1999 from the debt service coverage ratio calculation.

    The Company moved its corporate headquarters to Quincy, Massachusetts during February 2000. The Company plans to spend approximately $4.5 million, of which $2.3 million had been incurred as of December 25, 1999, for leasehold improvements and furniture for the new corporate headquarters. The Company opened two retail stores in the fourth quarter of fiscal 1999, one located in Natick, Massachusetts, and one in Providence, Rhode Island. The Company plans to have a total of twelve to seventeen retail stores open by the end of fiscal year 2000. Cash requirements, primarily comprised of leasehold improvements and initial inventory acquisition, for these new retail stores are currently estimated at an average of between $0.8 million and $1.2 million per retail store.

    During December 1999, the Company leased its previous warehouse and distribution center located in Meredith, New Hampshire to a third party. The Company is planning to dispose of this property during fiscal 2000.

    The Company expects that its cash and cash equivalents, existing credit facilities, and cash flows from operations will be sufficient to support the Company's capital and operating needs during fiscal 2000.

Year 2000

    The Year 2000 issue involves the computer software and hardware changes necessary to handle the transition from the year 1999 to the year 2000. The Company formulated a plan to address the Year 2000 issue in 1997. The Company did not experience any significant problems as a result of the transition from the year 1999 to the year 2000.

    As part of the Company's strategic business plan, the Company's internal information technology and non-information technology systems were replaced or upgraded. Because these system improvements were primarily motivated by the Company's growth and technology needs, they were not considered to be costs directly attributable to the Year 2000 issue.

    The Company incurred less than $100,000 in costs directly attributable to the Year 2000 issue. Although the Company is not aware that any significant problems as a result of the Year 2000 issue occurred, there can be no assurance that similar issues may not arise in the future. Any significant problems resulting from the Year 2000 may have a material adverse effect on the Company's financial condition, results of operations or cash flow.

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

Item 8.  Consolidated Financial Statements and Supplementary Data

     THE J. JILL GROUP, INC.

(FORMERLY DM MANAGEMENT COMPANY)

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of
The J. Jill Group, Inc.:

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of The J. Jill Group, Inc. and its subsidiary at December 25, 1999 and December 26, 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 25, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                      PricewaterhouseCoopers LLP

Boston, Massachusetts
February 14, 2000

THE J. JILL GROUP, INC.

(FORMERLY DM MANAGEMENT COMPANY)

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 25, 1999	December 26, 1998
ASSETS
Current assets:
Cash and cash equivalents	$5,500	$19,996
Cash held in escrow	448	—
Assets held for sale	2,313	—
Inventory	21,705	26,847
Prepaid catalog expenses	3,963	5,254
Deferred income taxes	10,083	6,934
Other current assets	5,940	3,156

Total current assets	49,952	62,187
Property and equipment, net	46,995	47,485
Deferred income taxes	3,065	4,520
Other non-current assets	1,347	1,300

Total assets	$101,359	$115,492

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,527	$12,057
Accrued expenses	9,378	8,571
Accrued customer returns	7,357	8,333
Short-term borrowings	—	21,300
Current portion of long-term debt	3,137	1,735

Total current liabilities	26,399	51,996
Long-term debt, less current portion	19,098	9,900
Commitments
Stockholders' equity:
Special preferred stock (par value $0.01) 1,000,000 shares authorized	—	—
Common stock (par value $0.01) 15,000,000 shares authorized, 9,990,421 and 9,631,401 shares issued and outstanding as of December 25, 1999 and December 26, 1998, respectively	100	96
Additional paid-in capital	62,899	59,953
Accumulated deficit	(7,137)	(6,453)

Total stockholders' equity	55,862	53,596

Total liabilities and stockholders' equity	$101,359	$115,492

The accompanying notes are an integral part of the consolidated financial statements.

THE J. JILL GROUP, INC.

(FORMERLY DM MANAGEMENT COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Twelve Months Ended
	December 25, 1999	December 26, 1998	December 27, 1997
Net sales	$250,281	$218,730	$135,533
Cost of products and merchandising	171,545	143,798	86,711

Gross margin	78,736	74,932	48,822
Selling, general and administrative expenses	74,570	61,677	42,433
Special charge (Note B)	3,628	—	—

Income before interest and taxes	538	13,255	6,389
Interest, net	1,622	(519)	(3)

Income (loss) before income taxes	(1,084)	13,774	6,392
Income tax provision (benefit)	(400)	5,372	2,493

Net income (loss)	$(684)	$8,402	$3,899

Earnings (loss) per share:
Basic	$(0.07)	$0.89	$0.54
Diluted	$(0.07)	$0.81	$0.48
Weighted average shares outstanding:
Basic	9,879	9,483	7,202
Diluted	9,879	10,378	8,073

The accompanying notes are an integral part of the consolidated financial statements.

THE J. JILL GROUP, INC.

(FORMERLY DM MANAGEMENT COMPANY)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands, except share data)

	Common Stock	Additional Paid-In Capital	Unrealized Loss on Marketable Securities	Accumulated Deficit	Total Stockholders' Equity
Balance as of December 28, 1996	$44	$40,048	$(115)	$(18,754)	$21,223
Issuance of 1,412,861 shares of common stock, net	14	17,440	—	—	17,454
Exercise of stock options	3	408	—	—	411
Tax benefit from exercise of stock options	—	87	—	—	87
Stock granted under the 1993 Employee Stock Purchase Plan	—	58	—	—	58
Change in unrealized losses, net of tax	—	—	10	—	10
Net income	—	—	—	3,899	3,899

Balance at December 27, 1997	61	58,041	(105)	(14,855)	43,142
Exercise of stock options	3	1,115	—	—	1,118
Tax benefit from exercise of stock options	—	734	—	—	734
Stock granted under the 1998 Employee Stock Purchase Plan	—	96	—	—	96
Adjustment for stock split	32	(33)	—	—	(1)
Change in unrealized losses, net of tax	—	—	105	—	105
Net income	—	—	—	8,402	8,402

Balance at December 26, 1998	96	59,953	—	(6,453)	53,596
Exercise of stock options	4	1,099	—	—	1,103
Tax benefit from exercise of stock options	—	1,636	—	—	1,636
Stock granted under the 1998 Employee Stock Purchase Plan	—	211	—	—	211
Net loss	—	—	—	(684)	(684)

Balance as of December 25, 1999	$100	$62,899	$—	$(7,137)	$55,862

The accompanying notes are an integral part of the consolidated financial statements.

THE J. JILL GROUP, INC.

(FORMERLY DM MANAGEMENT COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Twelve Months Ended
	December 25, 1999	December 26, 1998	December 27, 1997
Cash flows provided by operating activities:
Net income (loss)	$(684)	$8,402	$3,899
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,668	2,853	1,493
Loss on sale of marketable securities	—	159	—
Deferred income taxes	(1,694)	(1,680)	824
Non-cash write down of assets held for sale	2,266	—	(231)
Proceeds from sale of assets held for sale	110	—	—
Changes in assets and liabilities:
(Increase) decrease in inventory	5,142	(6,268)	(7,942)
(Increase) decrease in prepaid catalog expenses	1,291	1,221	(3,761)
Increase in other assets	(2,831)	(1,927)	(314)
Increase (decrease) in accounts payable and accrued expenses	(4,077)	1,408	8,257
Increase (decrease) in accrued customer returns	(976)	3,554	3,470
Decrease in net current assets of discontinued operations	—	—	39

Net cash provided by operating activities	3,215	7,722	5,734
Cash flows used in investing activities:
Additions to property and equipment	(9,513)	(35,221)	(8,494)
Increase in cash held in escrow	(448)	—	—
Proceeds from sale of marketable securities	—	3,836	—

Net cash used in investing activities	(9,961)	(31,385)	(8,494)
Cash flows provided by (used in) financing activities:
Deposit on lease	—	(1,300)	—
Borrowings under debt agreements	32,996	70,702	21,224
Payments of debt borrowings	(43,696)	(46,950)	(17,598)
Proceeds from stock transactions	2,950	1,947	556
Issuance of common stock, net	—	—	17,454

Net cash provided by (used in) financing activities	(7,750)	24,399	21,636
Net increase (decrease) in cash and cash equivalents	(14,496)	736	18,876
Cash and cash equivalents at:
Beginning of period	19,996	19,260	384

End of period	$5,500	$19,996	$19,260

Supplemental information:
Cash paid for interest	$1,890	$557	$493
Cash paid for income taxes	$4,794	$5,994	$1,068

The accompanying notes are an integral part of the consolidated financial statements.

THE J. JILL GROUP, INC.

(FORMERLY DM MANAGEMENT COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. Summary of significant accounting policies:

Nature of business

    The J. Jill Group, Inc. (together with its wholly owned consolidated subsidiary, the "Company" or "The J. Jill Group"), formerly known as DM Management Company, is a specialty marketer of high quality women's apparel, accessories, and gifts. During the fiscal year ended December 25, 1999 the Company began its transition from a multi-catalog concept direct mail retailer into a single brand retailer with multiple distribution channels. The Company previously marketed its products through two catalog concepts, J. Jill and Nicole Summers. During fiscal 1999, the Company decided to discontinue its Nicole Summers catalog concept (see Note B). During 1999 the Company launched its e-commerce website, jjill.com, and opened two new retail stores to provide additional channels of distribution to market its J. Jill merchandise.

Principles of consolidation

    The consolidated financial statements include the accounts of the Company, including its wholly owned subsidiary. Intercompany balances and transactions have been eliminated.

Fiscal year

    The Company's fiscal year ends on the last Saturday in December. The twelve months ended December 25, 1999 ("fiscal 1999"), December 26, 1998 ("fiscal 1998") and December 27, 1997 ("fiscal 1997") were all 52-week periods.

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

Revenue recognition

    The Company recognizes sales and the related cost of sales at the time the products are shipped to customers. The Company provides an allowance based on projected merchandise returns. Shipping and handling fees charged to the customer are recognized at the time the products are shipped to the customer and are included in net sales. The cost of shipping products to the customer is recognized at the time the products are shipped to the customer and are included in cost of products and merchandising.

Cash and cash equivalents

    Cash and cash equivalents consist primarily of cash on deposit in banks and may also include cash invested in money market mutual funds and overnight repurchase agreements. The Company considers all highly liquid instruments, including certificates of deposit, with remaining maturity at time of purchase of three months or less to be cash equivalents.

Cash held in escrow

    Cash held in escrow consists of amounts The J. Jill Group's wholly owned subsidiary, Birch Pond Realty Corporation ("Birch Pond"), is required to keep in escrow associated with the outstanding loan on the operations and fulfillment center in Tilton, New Hampshire (the "Tilton facility"). These amounts will be used to pay real estate taxes, insurance and various costs for repairs and replacements related to the Tilton facility.

Inventory

    Inventory, consisting of merchandise for sale, is stated at the lower of cost or market, with cost determined using the weighted average first-in, first-out method. The Company provides for markdown reserves based on expected net realizable market value.

Selling expenses

    Selling expenses consist primarily of the cost to produce, print and distribute catalogs. These costs are considered direct-response advertising and as such are capitalized as incurred and amortized over the expected sales life of each catalog, which is generally a period not exceeding six months. Creative and production costs associated with the Company's e-commerce website are considered direct response advertising and as such are capitalized as incurred and amortized over the respective selling season, which is generally a period not to exceed six months.

Property and equipment

    Property and equipment are stated at cost. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets, which are 30 years for buildings and 1-7 years for computers, computer software, equipment, furniture and fixtures. Improvements to leased premises are amortized on a straight-line basis over the shorter of the estimated useful life or the lease term. Maintenance and repairs are charged to expense as incurred. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to income. Pre-opening costs for the Company's new retail stores, including primarily payroll costs and manager training costs incurred prior to store opening, are expensed as incurred and are included in selling, general and administrative expenses.

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

Long-lived assets

    Management periodically considers whether there has been a permanent impairment in the value of its long-lived assets, primarily property and equipment, by evaluating various factors, including current and projected future operating results and undiscounted cash flows. During fiscal 1999 the Company determined that certain long-lived assets were impaired. See footnotes B and C.

Fair value of financial instruments

    The Company periodically assesses the fair value of its financial instruments. Based on such an analysis, the Company's long-term debt, including current maturities, approximates fair value.

Risks and Uncertainties

    Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist principally of cash investments. The Company maintains cash and cash equivalents with various major financial institutions. The Company performs periodic evaluations of the relative credit standing of these financial institutions to minimize credit risk.

    The Company has evaluated its operations to determine if any risks and uncertainties exist that could severely impact its operations in the near term. The Company believes that its concentration risks are limited, primarily due to the fact that it purchases its inventory through buying agents and directly from a variety of vendors. The buying agents generally purchase the Company's inventory directly from a variety of vendors. The Company does not purchase more than 10% of its inventory directly from any one vendor, however it does purchase approximately 20% of its inventory through one buying agent. Although the Company could purchase this inventory through alternative buying agents and or directly from vendors, loss of this buying agent could temporarily disrupt operations. The Company attempts to mitigate this risk by working closely with key agents and vendors.

Reclassifications

    Certain prior year financial statement amounts have been reclassified to be consistent with the presentation for fiscal 1999. During fiscal 1999 the Company changed its income statement presentation to be more in line with the way the Company reviews its operations and to be more consistent with the presentation used by other companies in the industry. The most significant of these changes included combining the prior year classifications of product costs and operations expense into cost of product and merchandising and combining prior year classifications of selling expense and general and administrative expense into selling, general and administrative expenses. As part of these changes the Company reclassified approximately $4.0 million, $2.1 million and $1.3 million from selling, general and administrative expenses to cost of product and merchandising for fiscal 1999, fiscal 1998 and fiscal 1997, respectively.

B. Special Charge:

    During fiscal 1999 the Company recorded charges totaling $5,987,000 primarily associated with its decision to discontinue its Nicole Summers catalog concept. These charges included a $2,359,000 inventory markdown charge included in cost of products and merchandising and a $3,628,000 special charge shown separately on the accompanying consolidated statements of operations. The inventory markdown charge includes a write-down of inventory, expected to be liquidated through outlet stores and other liquidation vehicles, to the lower of cost or market as well as costs to exit certain purchase commitments made in the ordinary course of business. The following is a summary of costs included in the $3,628,000 special charge (in thousands):

Fixed asset impairments (See Note C)	$2,130
Prepaid catalog costs	725
Lease commitment costs	422
Severance costs	120
Other costs	231

Total special charge	$3,628

    In connection with the third quarter 1999 decision to discontinue its Nicole Summers catalog concept, the Company decided not to circulate certain previously planned Nicole Summers catalogs. Prepaid catalog costs incurred or committed for these catalogs were written off as part of the special charge. Severance costs relate to five terminated employees previously associated with the Nicole Summers catalog concept. Lease commitment costs are primarily comprised of costs to close an existing Nicole Summers outlet.

    At December 25, 1999, accrued expenses included $532,000 of accrued special charges. This amount was comprised of the lease commitment costs, severance costs and certain of the other miscellaneous costs. The Company expects to complete paying for a majority of these items during fiscal 2000.

C. Assets held for sale:

    Assets held for sale is primarily comprised of property and equipment associated with the Company's operations and fulfillment center in Meredith, New Hampshire (the "Meredith facility"). As a result of the Company's decision to discontinue its Nicole Summers catalog concept, the Company expects that the operations and fulfillment center in Tilton, New Hampshire (the "Tilton facility") will now have enough warehousing and distribution capacity to house its future retail operations center. Based on the Tilton facility's ability to house the new retail operations center, the Company has decided to no longer hold its Meredith facility for that purpose. As a result, during fiscal 1999 the Company reclassified the property and equipment and the related accumulated depreciation to assets held for sale and recognized fixed asset impairments of $2,130,000 to write-down these assets to their estimated fair market value, net of estimated costs of disposal. The Company disposed of $110,000 of these assets held for sale during fiscal 1999, leaving a remaining balance of $2,313,000 at December 25, 1999. The Company expects to dispose of the remaining assets held for sale during fiscal 2000. During December 1999 the Company entered into a five-year lease agreement to lease the Meredith facility to a third party.

D. Property and equipment:

    Property and equipment consists of the following (in thousands):

	December 25, 1999	December 26, 1998
Land and building	$29,196	$9,657
Equipment	19,622	8,704
Furniture, fixtures and leasehold improvements	4,440	1,870
Construction in progress	2,486	34,124

Total property and equipment	55,744	54,355
Less accumulated depreciation and amortization	(8,749)	(6,870)

Property and equipment, net	$46,995	$47,485

    At December 25, 1999 construction in progress was primarily comprised of leasehold improvement and furniture costs related to the new corporate headquarters in Quincy, Massachusetts as well as leasehold improvement costs related to new, unopened retail stores. At December 26, 1998 construction in progress was comprised primarily of construction costs related to the Tilton facility. This facility was placed in full operation in early 1999. Included in construction in progress at December 26, 1998 was $1,071,000 of capitalized interest. The Company had a balance of construction cost incurred for which payment was retained until completion and approval of $297,000 and $943,000 at December 25, 1999 and December 26, 1998, respectively.

E. Debt:

    The Company's credit facilities at December 25, 1999 consisted of (i) a $12,000,000 real estate loan (the "Tilton Facility Loan"); (ii) a $9,500,000 equipment loan (the "Equipment Loan"); (iii) a $980,000 furniture loan (the "Furniture Loan"); (iv) a $1,650,000 real estate loan (the "Meredith Facility Loan"); and (v) a $30,000,000 revolving line of credit (the "Revolver").

    The Tilton Facility Loan is collateralized by a mortgage lien on the Tilton facility. The Tilton facility is owned by Birch Pond and leased to The J. Jill Group. During the first quarter of 1999, Birch Pond entered into the Tilton Facility Loan with a third party financial institution. The Equipment Loan is collateralized by substantially all of the Company's materials handling equipment. The Furniture Loan is collateralized by certain workstations and office furniture. The remaining credit facilities are collateralized by substantially all of the Company's remaining assets. All of these credit facilities contain various lending conditions and covenants including restrictions on permitted liens. Certain credit facilities also require compliance with certain debt service coverage ratios. During fiscal 1999 the Company obtained an amendment to the Revolver allowing the exclusion of the special charge and related inventory markdown charges recorded in fiscal 1999 from the debt service coverage ratio calculation.

    Payments of principal and interest on the Tilton Facility Loan are due monthly through March 1, 2009 with the remaining principal due on April 1, 2009. The interest rate on the Tilton Facility Loan is fixed at 7.30% per annum. The Equipment Loan requires monthly payments of principal and interest through its maturity on December 1, 2005 and has two components with different fixed interest rates, with a weighted average interest rate of 7.62% per annum. Interest on the Furniture Loan is fixed at 6.25% per annum and requires monthly payments of principal and interest through its maturity on March 30, 2002. Payments of principal and interest on the Meredith Facility Loan are due monthly, based on a 15-year amortization, with the remaining balance payable on July 30, 2002. Interest on the Meredith Facility Loan is currently locked in for 3 years based on the 3-year United States Treasury rate plus 1.5% which resulted in a rate of 6.74% per annum at December 25, 1999. The availability under the Revolver is reduced by outstanding borrowings and outstanding letters of credit and matures on June 1, 2001. At December 25, 1999 and December 26, 1998 there were no borrowings under the Revolver. Outstanding import letters of credit totaled approximately $10,639,000 and $11,612,000 at December 25, 1999 and December 26, 1998, respectively. At December 25, 1999 the Revolver bore interest at 8.5% per annum. The outstanding letters of credit do not bear interest.

    A summary of the Company's outstanding long-term debt follows (in thousands):

	December 25, 1999	December 26, 1998
Real estate loans	$13,222	$1,503
Term loans	—	2,520
Equipment loans	8,220	7,590
Furniture loans	778	—
Capitalized lease obligations	15	22

Total long-term debt	22,235	11,635
Less current maturities	3,137	1,735

Long-term debt, less current portion	$19,098	$9,900

    At December 25, 1999, aggregate maturities of long-term debt for the next five fiscal years and thereafter were as follows: 2000-$3,137,000; 2001-$1,848,000; 2002-$1,706,000; 2003-$1,743,000; 2004-$1,878,000; and thereafter-$11,923,000.

F. Stockholders' equity:

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

Earnings (loss) per share

    A reconciliation of the numerators and denominators of the basic and diluted per share computation for net income (loss) per share ("EPS") follows (in thousands, except per share data). All share and per share information below has been restated to reflect the effects of the three-for-two stock split.

	Twelve Months Ended
	December 25, 1999	December 26, 1998	December 27, 1997
Numerator:
Net income (loss)	$(684)	$8,402	$3,899

Denominator (shares):
Basic weighted average shares outstanding	9,879	9,483	7,202
Assumed exercise of stock options	—	895	871

Diluted weighted average shares outstanding	9,879	10,378	8,073

Net income (loss) per share:
Basic	$(0.07)	$0.89	$0.54
Diluted	$(0.07)	$0.81	$0.48

    Options to purchase 1,806,621, 40,000 and 129,000 shares of common stock were outstanding at December 25, 1999, December 26, 1998, and December 27, 1997, respectively, but were not included in the computation of diluted EPS since the options were antidilutive.

Comprehensive income (loss)

    The Company calculates comprehensive income in accordance with Financial Accounting Standards Board issued Statement No. 130 ("SFAS 130"), "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income. The Company's comprehensive income (loss) includes net income (loss) as reported in the accompanying consolidated statements of operations plus the change in unrealized losses on marketable securities, net of deferred tax benefit. Comprehensive income (loss) totaled ($684,000) in fiscal 1999, $8,507,000 in fiscal 1998, and $3,909,000 in fiscal 1997. The unrealized loss on marketable securities represents accumulated other comprehensive income. There was no accumulated other comprehensive income at December 25, 1999 or December 26, 1998.

G. Stock-based plans:

    At December 25, 1999, the Company had three stock-based plans: the 1988 Incentive Stock Option Plan (the "1988 Stock Option Plan"), the 1993 Incentive and Nonqualified Stock Option Plan (the "1993 Stock Option Plan") and the 1998 Employee Stock Purchase Plan (the "1998 Stock Purchase Plan"). The Company applies Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," and related interpretations to account for its stock option plans and employee stock purchase plans. No compensation cost has been recognized for these plans.

Stock option plans

    The 1988 Stock Option Plan provides for the grant of options to purchase common stock intended to qualify as incentive stock options as defined in Section 422 of the Internal Revenue Code of 1986, as amended ("ISO's"). During fiscal 1994, the Board of Directors voted not to issue any additional options under the 1988 Stock Option Plan. The maximum term of options granted under the 1988 Stock Option Plan is ten years. At December 25, 1999 there were no remaining options outstanding under the 1988 Stock Option Plan.

    The 1993 Stock Option Plan authorizes (i) the grant of options to purchase common stock intended to qualify as ISO's, and (ii) the grant of options that do not so qualify. At December 25, 1999, the 1993 Stock Option Plan authorized the issuance of options to purchase up to 2,400,000 shares of common stock (as adjusted to reflect the effects of the three-for-two stock split). The Compensation Committee of the Board of Directors administers the 1993 Stock Option Plan and within certain limits has discretion to determine the terms and conditions of options granted under the plan. The 1993 Stock Option Plan also provides for the automatic grant of options to purchase a specified number of shares to non-employee directors. The maximum term of options granted under the 1993 Stock Option Plan is ten years.

Stock purchase plans

    Under the Company's stock purchase plans, eligible employees may be granted the opportunity to purchase common stock of the Company at 85% of market value on the first or last business day of the calendar year, whichever is lower. The 1993 Stock Purchase Plan and the 1998 Stock Purchase Plan each authorized the issuance of up to 150,000 shares (as adjusted to reflect the effects of the three-for-two stock split) of the Company's common stock to eligible employees. Issuances of common stock under the 1993 Stock Purchase Plan and the 1998 Stock Purchase Plan have been made as follows. All share information below has been restated to reflect the effects of the three-for-two stock split.

Plan Year	Shares	Aggregate Purchase Price
1998 Stock Purchase Plan
December 31, 1999	16,825	$59,000
December 31, 1998	23,891	211,000
1993 Stock Purchase Plan
December 31, 1997	45,156	96,000
December 31, 1996	51,267	58,000
December 30, 1995	29,078	34,000
Prior Periods	13,702	$37,000

    Immediately following the December 31, 1997 issuance, the 1993 Stock Purchase Plan was terminated.

THE J. JILL GROUP, INC.

(FORMERLY DM MANAGEMENT COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

G. Stock-based plans: (Continued)

    The following table reflects the activity under the 1988 Stock Option Plan and the 1993 Stock Option Plan. All amounts have been restated to reflect the effects of the three-for-two stock split:

	1988 Stock Option Plan			1993 Stock Option Plan
	Number of Shares	Exercise Price Per Share	Wtd. Avg. Exercise Price	Number of Shares	Exercise Price Per Share	Wtd. Avg. Exercise Price
Balance at December 28, 1996	465,551	$0.11–4.07	$1.24	833,523	$1.38–10.00	$2.51
Granted	—	—	—	648,750	2.42–10.75	6.31
Exercised	(255,702)	0.11–4.07	1.35	(36,098)	1.50–3.33	1.81
Canceled	(2,250)	1.11	1.11	(11,700)	1.83–3.33	2.29

Balance at December 27, 1997	207,599	1.11	1.11	1,434,475	1.38–10.75	4.25
Granted	—	—	—	595,000	10.13–20.83	16.02
Exercised	(194,099)	1.11	1.11	(244,475)	1.38–10.00	3.69
Canceled	—	—	—	(38,250)	2.08–7.46	5.51

Balance at December 26, 1998	13,500	1.11	1.11	1,746,750	1.38–20.83	8.32
Granted	—	—	—	407,500	4.38–19.63	14.83
Exercised	(13,500)	1.11	—	(321,629)	1.50–10.75	3.38
Cancelled	—	—	—	(26,000)	7.25–14.13	12.54

Balance at December 25, 1999	—	$—	$—	1,806,621	$1.38–20.83	$10.60

    Options exercisable under the 1988 Stock Option Plan and the 1993 Stock Option Plan were as follows.

	December 25, 1999	December 26, 1998
1988 Stock Option Plan	—	13,500
1993 Stock Option Plan	756,900	567,099

Total	756,900	580,599

Weighted average exercise price per share	$8.27	$4.53

    The following table summarizes information about options outstanding under the 1988 Stock Option Plan and the 1993 Stock Option Plan at December 25, 1999:

	Options Outstanding			Options Exercisable
Range of Exercise Prices
	Number Outstanding at Dec. 25, 1999	Wtd. Avg. Remaining Contractual Life	Wtd. Avg. Exercise Price	Number Exercisable at Dec. 25, 1999	Wtd. Avg. Exercise Price
$ 1.38–1.83	193,725	3.0 years	$1.46	183,225	$1.45
2.08–2.83	210,403	3.6 years	2.44	109,403	2.42
3.33–5.00	127,218	4.4 years	4.53	90,668	4.82
7.00–10.46	446,275	5.0 years	8.90	179,362	8.98
10.75–14.75	439,000	5.9 years	13.40	33,749	11.31
15.88–20.83	390,000	5.7 years	20.34	160,493	20.55

Total	1,806,621	4.9 years	$10.60	756,900	$8.27

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

    Had compensation cost for the Company's stock-based plans been based on the fair value at the grant dates for awards made under these plans consistent with SFAS 123, the Company's net income (loss) and EPS would have been as follows (in thousands, except per share data). EPS amounts have been restated where applicable to reflect the effects of the three-for-two stock split:

	Twelve Months Ended
	December 25, 1999	December 26, 1998	December 27, 1997
Net income (loss):
As reported	$(684)	$8,402	$3,899
Pro forma	(2,755)	7,135	3,478
Basic EPS:
As reported	(0.07)	0.89	0.54
Pro forma	(0.28)	0.75	0.48
Diluted EPS:
As reported	(0.07)	0.81	0.48
Pro forma	$(0.28)	$0.69	$0.43

    The Black-Scholes option-pricing model is used to estimate the fair value on the date of grant of each option granted after December 25, 1994. The Black-Scholes model is also used to estimate the fair value of the employees' purchase rights. In each case, the following assumptions were used for stock option grants and employee purchase right grants in fiscal 1999:

	1993 Stock Option Plan	1998 Stock Purchase Plan
Dividend yield	0.0%	0.0%
Expected volatility	90.0%	90.0%
Risk free interest rate	5.5%	4.7%
Expected lives	4.8 years	1 year

    The weighted average fair value of stock options granted and the average fair value of the employee purchase rights granted were as follows. Amounts have been restated where applicable to reflect the effects of the three-for-two stock split.

	Twelve Months Ended
	December 25, 1999	December 26, 1998	December 27, 1997
Fair value of stock options granted	$10.58	$10.11	$3.53
Fair value of employee purchase rights granted	$2.09	$4.73	$0.91

H. Benefit plans:

    The Company offers a savings plan (the "Savings Plan") to its employees, which permits participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. At the discretion of the Board of Directors, the Company may also make contributions for the benefit of all eligible employees under the Savings Plan. Employee eligibility is based on minimum age and employment requirements. The Company plans to contribute $250,000 to the Savings Plan for fiscal 1999 and has contributed approximately $200,000, and $100,000 to the Savings Plan for fiscal 1998, and fiscal 1997 respectively.

I. Income taxes:

    The Company accounts for income taxes in accordance with Financial Accounting Standards Board issued Statement No. 109 ("SFAS 109"), "Accounting for Income Taxes." Under SFAS 109, deferred tax assets and liabilities are recognized based on temporary differences between the financial statement and tax basis of assets and liabilities using tax rates enacted to be in effect in the years in which the differences are expected to reverse. SFAS 109 requires current recognition of net deferred tax assets to the extent that it is more likely than not that such net assets will be realized. To the extent that the Company believes that its net deferred tax assets will not be realized, a valuation allowance must be placed against those assets.

    Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

	December 25, 1999	December 26, 1998
Deferred tax assets:
Net operating losses	$3,833	$4,333
Inventory	4,843	4,123
Reserve for customer returns	2,923	3,316
Asset writedowns	1,066	—
Employee benefits	773	—
Property and equipment	—	708
Other	556	745

Total deferred tax assets	13,994	13,225

Deferred tax liabilities:
Prepaid catalogs	803	1,771
Other	43	—

Total deferred tax liabilities	846	1,771

Net deferred tax assets	$13,148	$11,454

    At December 25, 1999, the Company had available net operating loss ("NOL") carryforwards of approximately $10,950,000, of which $6,037,000 expires in 2004, $2,530,000 expires in 2005 and $2,383,000 expires in 2006.

    Section 382 of the Internal Revenue Code of 1986, as amended, restricts a corporation's ability to use its NOL carryforwards following certain "ownership changes." The Company determined that such an ownership change occurred as a result of its initial public offering ("IPO") and accordingly the amount of the Company's pre-IPO NOL carryforwards available for use in any particular taxable year is limited to approximately $1.5 million annually. To the extent that the Company does not utilize the full amount of the annual NOL limit, the unused amount may be used to offset taxable income in future years. At December 25, 1999 the Company had $1.1 million of NOL carryforwards available for this purpose. NOL carryforwards expire 15 years after the tax year in which they arise, and the last of the Company's current NOL carryforwards will expire in its 2006 tax year.

    The components of the Company's provision (benefit) for income taxes from continuing operations are as follows (in thousands):

	Twelve Months Ended
	December 25, 1999	December 26, 1998	December 27, 1997
Current:
Federal	$586	$5,717	$1,379
State	332	1,335	750
Deferred:
Federal	(932)	(1,365)	213
State	(386)	(315)	151

Provision (benefit) for income taxes	$(400)	$5,372	$2,493

    The difference in income taxes at the U. S. federal statutory rate and the income tax provision (benefit) reported in the accompanying consolidated statements of operations is as follows (in thousands):

	Twelve Months Ended
	December 25, 1999	December 26, 1998	December 27, 1997
Provision (benefit) for income taxes at the
U.S. federal statutory rate	$(380)	$4,821	$2,173
State taxes, net of federal tax benefits	(51)	551	320
Other	31	—	—

Provision (benefit) for income taxes at effective rate	$(400)	$5,372	$2,493

    At December 25, 1999 approximately $4,051,000 of federal and state income tax receivables were included in other assets. At December 26, 1998, approximately $1,089,000 of federal and state income tax payables were included in accrued expenses.

J. Commitments:

    The Company leases certain of its facilities under noncancellable operating leases having initial or remaining terms of more than one year. The majority of these real estate leases require the Company to pay maintenance, insurance and real estate taxes. Total rent expense, including these costs, amounted to approximately $1,896,000 in fiscal 1999, $1,622,000 in fiscal 1998, and $1,052,000 in fiscal 1997.

    At December 25, 1999, future minimum lease payments for operating leases having a remaining term in excess of one year at such date totaled $23,848,000 and for the next five fiscal years and thereafter were as follows: 2000-$2,351,000; 2001-$2,393,000; 2002-$2,414,000; 2003-$2,412,000; 2004-$2,408,000; and thereafter-$11,870,000.

    At December 25, 1999, future minimum lease receipts under operating leases having a remaining term in excess of one year at such date totaled $1,906,000 and for the next five fiscal years were as follows:

2000-$238,000; 2001-$411,000; 2002-$431,000; 2003-$431,000; and 2004-$395,000. The Company does not expect to fully realize these future minimum lease receipts as the related Meredith facility is held for sale.

K. Quarterly financial data (unaudited): (in thousands, except per share data)

	Fiscal 1999 Quarter Ended
	March 27, 1999	June 26, 1999	Sept. 25, 1999(1)	Dec. 25, 1999(2)
Net sales	$64,719	$78,041	$46,323	$61,198
Net income (loss)	1,310	3,778	(4,226)	(1,546)
Income (loss) per share (basic)	0.14	0.38	(0.42)	(0.15)
Income (loss) per share (diluted)	$0.13	$0.36	$(0.42)	$(0.15)
	Fiscal 1998 Quarter Ended
	March 28, 1998	June 27, 1998	Sept. 26, 1998	Dec. 26, 1998
Net sales	$44,792	$59,359	$46,580	$67,999
Net income	1,175	2,973	1,407	2,847
Income per share (basic)	0.13	0.31	0.15	0.30
Income per share (diluted)	$0.11	$0.28	$0.14	$0.28
	Fiscal 1997 Quarter Ended
	March 29, 1997	June 28, 1997	Sept. 27, 1997	Dec. 27, 1997
Net sales	$24,543	$32,885	$31,649	$46,456
Net income	541	1,205	691	1,462
Income per share (basic)	0.08	0.18	0.10	0.18
Income per share (diluted)	$0.07	$0.16	$0.09	$0.16
(1)
During the quarter ended September 25, 1999 the Company recognized charges totaling $5,276,000 associated with its decision to discontinue its Nicole Summers concept. (See Note B).
(2)
During the quarter ended December 25, 1999 the Company recognized an additional $711,000 of inventory markdown charges associated with its decision to discontinue the Nicole Summers concept. These additional charges were a result of a higher than expected rate of return on the Nicole Summers merchandise.

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

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of
  The J. Jill Group, Inc.:

    Our audits of the consolidated financial statements referred to in our report dated February 14, 2000, appearing in the 1999 Annual Report to Shareholders of The J. Jill Group, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                                              PricewaterhouseCoopers LLP
Boston, Massachusetts
February 14, 2000

THE J. JILL GROUP, INC.

(FORMERLY DM MANAGEMENT COMPANY)

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Accrued Customer Returns:	Balance Beginning of Period	Amounts Charged to Net Income	Write-Offs Against Reserve	Balance End of Period
Year ended December 25, 1999	$8,333	$66,108	$67,084	$7,357

Year ended December 26, 1998	$4,779	$63,838	$60,284	$8,333

Year ended December 27, 1997	$1,309	$40,276	$36,806	$4,779

Item 9. Changes in and Disagreements with Accountants on Accounting and Consolidated Financial Disclosure

    Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

    The information set forth under the captions "Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" appearing in the Company's definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on June 1, 2000, which will be filed with the Securities and Exchange Commission not later than 120 days after December 25, 1999, is incorporated herein by reference.

Item 11. Executive Compensation

    The information set forth under the caption "Remuneration of Executive Officers and Directors" appearing in the Company's definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on June 1, 2000, which will be filed with the Securities and Exchange Commission not later than 120 days after December 25, 1999, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

    The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" appearing in the Company's definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on June 1, 2000, which will be filed with the Securities and Exchange Commission not later than 120 days after December 25, 1999, is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

    None.

PART IV

Item 14. Exhibits, Consolidated Financial Statement Schedules, and Reports on Form 8-K

    (1) Financial Statements

  The financial statements filed as part of this report are listed on the Index to Consolidated Financial Statements on Page 23.

    (2) Financial Statement Schedule

Index to Consolidated Financial Statement Schedule	Page
Report of Independent Accountants	43
Schedule II—Valuation and Qualifying Accounts	44

    (3) Exhibits

    Exhibits 10.11 through 10.25 include the Company's compensatory plans or arrangements required to be filed as exhibits pursuant to Item 14(c) of Form 10-K.

Certificate of Incorporation and By-Laws
3.1
Restated Certificate of Incorporation of the Company (included as Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 25, 1993, File No. 0-22480, and incorporated herein by reference)
3.2	By-Laws of the Company, as amended (included as Exhibit 99.1 to the Company's Current Report on Form 8-K dated November 24, 1999, File No. 0-22480, and incorporated herein by reference)
Material Contracts
10.1
Lease Agreement dated September 14, 1989, between the Company and Richard D. Matthews and Richard J. Valentine, Trustees of Bare Cove Realty Trust established u/d/t dated January 10, 1984, as amended (included as Exhibit 10.13 to the Company's Registration Statement on Form S-1, Registration No. 33-67512, and incorporated herein by reference)
10.2
Third Amendment to Lease Agreement dated September 14, 1989, between the Company and Richard D. Matthews and Richard J. Valentine, Trustees of Bare Cove Realty Trust established u/d/t dated January 10, 1984, as previously amended (included as Exhibit 10.3 to the Company's Transition Report on Form 10-K for the transition period from June 30, 1996 to December 28, 1996, File No. 0-22480, and incorporated herein by reference)
10.3
Fourth Amendment to Lease Agreement dated September 14, 1989, between the Company and Richard D. Matthews and Richard J. Valentine, Trustees of Bare Cove Realty Trust established u/d/t dated January 10, 1984, as previously amended (included as Exhibit 10.4 to the Company's Transition Report on Form 10-K for the transition period from June 30, 1996 to December 28, 1996, File No. 0-22480, and incorporated herein by reference)
10.4
Fifth Amendment to Lease Agreement dated August 27, 1998, between the Company and Richard D. Matthews and Richard J. Valentine, as Trustees of Bare Cove Realty Trust established u/d/t dated January 10, 1984, as amended (included as Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1998, File No. 0-22480, and incorporated herein by reference)
10.5
Lease dated August 15, 1997 between the Company and Central NH Realty, Inc.(included as Exhibit 10.27 to the Company's Registration Statement on Form S-2 dated September 10, 1997, File No. 0-22480, and incorporated herein by reference)
10.6
Lease Agreement dated September 18, 1998, between the Company and National Fire Protection Association (included as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 26, 1998, File No. 0-22480, and incorporated herein by reference)
10.7
First Amendment to Lease Agreement, dated June 10, 1999, between the Company and National Fire Protection Association (included as Exhibit 10.1 to the Company's Quarterly report on form 10-Q for the quarter ended June 26, 1999, File No. 0-22480, and incorporated herein by reference)
10.8	Second Amendment to Lease Agreement, dated October 29, 1999, between the Company and National Fire Protection Association
10.9
Lease dated March 1, 1999 between the Company and Birch Pond Realty Corporation (included as Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1998, File No. 0-22480, and incorporated herein by reference)
10.10	Lease dated December 21, 1999, between the Company and iDolls Corporation
10.11
Amended and Restated 1993 Incentive and Nonqualified Stock Option Plan (included as Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1998, File No. 0-22480, and incorporated herein by reference)

10.12
1998 Employee Stock Purchase Plan (included as Appendix B to the Company's definitive Proxy Statement for its annual meeting of stockholders held on May 28, 1998, File No. 0-22480, and incorporated herein by reference)
10.13
1999 Incentive Compensation Plan (included as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1998, File No. 0-22480, and incorporated herein by reference)
10.14
Employment Letter Agreement dated December 21, 1995, between the Company and Gordon R. Cooke (included as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 30, 1995, File No. 0-22480, and incorporated herein by reference)
10.15
Employment Letter Agreement dated May 7, 1996, between the Company and John J. Hayes (included as Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended June 29, 1996, File No. 0-22480, and incorporated herein by reference)
10.16
Employment Letter Agreement between the Company and Kevin E. Burns (included as Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 27, 1997, File No. 0-22480, and incorporated herein by reference)
10.17
Employment Letter Agreement dated March 11, 1999, between the Company and Dennis J. Adomaitis (included as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 27, 1999, File No. 0-22480, and incorporated herein by reference)
10.18
Split Dollar Agreement and Assignment of Life Insurance Policy as Collateral dated October 1, 1998 between the Company and Gordon R. Cooke (included as Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 26, 1998, File No. 0-22480, and incorporated herein by reference)
10.19
Split Dollar Agreement and Assignment of Life Insurance Policy as Collateral dated February 22, 1999 between the Company and Kevin Burns (included as Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1998, File No. 0-22480, and incorporated herein by reference)
10.20
Split Dollar Agreement and Assignment of Life Insurance Policy as Collateral dated February 24, 1999 between the Company and Olga Conley (included as Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1998, File No. 0-22480, and incorporated herein by reference)
10.21
Split Dollar Agreement and Assignment of Life Insurance Policy as Collateral dated February 24, 1999 between the Company and Gordon Cooke (included as Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1998, File No. 0-22480, and incorporated herein by reference)
10.22
Split Dollar Agreement and Assignment of Life Insurance Policy as Collateral dated February 24, 1999 between the Company and John Hayes (included as Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1998, File No. 0-22480, and incorporated herein by reference)
10.23
Split Dollar Agreement and Assignment of Life Insurance Policy as Collateral dated February 24, 1999 between the Company and Patricia Lee (included as Exhibit 10.24 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1998, File No. 0-22480, and incorporated herein by reference)

10.24
Split Dollar Agreement and Assignment of Life Insurance Policy as Collateral dated February 24, 1999 between the Company and Peter Tulp (included as Exhibit 10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1998, File No. 0-22480, and incorporated herein by reference)
10.25	Split Dollar Agreement and Assignment of Life Insurance Policy as Collateral dated November 18, 1999 between the Company and Dennis Adomaitis
10.26
Merchant Services Agreement between the Company and Hurley State Bank, dated July 18, 1995 (included as Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended June 24, 1995, File No. 0-22480, and incorporated herein by reference)
10.27
Grant of Security Interest in Trademarks dated June 5, 1997 between the Company and Citizens Bank of Massachusetts (included as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 1997, File No. 0-22480, and incorporated herein by reference)
10.28
Real Estate Note dated July 30, 1997 between the Company and Citizens Bank of Massachusetts (included as Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 1997, File No. 0-22480, and incorporated herein by reference)
10.29
Mortgage dated July 30, 1997 between the Company and Citizens Bank of Massachusetts (included as Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 1997, File No. 0-22480, and incorporated herein by reference)
10.30
Mortgage (Bridge Mortgage) dated October 31, 1997 between the Company and Citizens Bank of Massachusetts (included as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 27, 1997, File No. 0-22480, and incorporated herein by reference)
10.31
First Amendment to Security Agreement dated October 31, 1997 between the Company and Citizens Bank of Massachusetts (included as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 27, 1997, File No. 0-22480, and incorporated herein by reference)
10.32
First Amendment to Mortgage dated October 31, 1997 between the Company and Citizens Bank of Massachusetts (included as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 27, 1997, File No. 0-22480, and incorporated herein by reference)
10.33
Replacement Revolving Note dated October 31, 1997 between the Company and Citizens Bank of Massachusetts (included as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 27, 1997, File No. 0-22480, and incorporated herein by reference)
10.34
Second Amended and Restated Loan Agreement dated March 5, 1998 between the Company and Citizens Bank of Massachusetts (included as Exhibit 10.27 to the Company's Annual Report on Form 10-K for the fiscal year ended December 27, 1997, File No. 0-22480, and incorporated herein by reference)
10.35
New Bridge Note dated March 5, 1998 between the Company and Citizens Bank of Massachusetts (included as Exhibit 10.28 to the Company's Annual Report on Form 10-K for the fiscal year ended December 27, 1997, File No. 0-22480, and incorporated herein by reference)
10.36
Short Term Revolving Note dated March 5, 1998 between the Company and Citizens Bank of Massachusetts (included as Exhibit 10.29 to the Company's Annual Report on Form 10-K for the fiscal year ended December 27, 1997, File No. 0-22480, and incorporated herein by reference)

10.37
Second Amendment to Security Agreement dated March 5, 1998 between the Company and Citizens Bank of Massachusetts (included as Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended December 27, 1997, File No. 0-22480, and incorporated herein by reference)
10.38
Assignment of Certificate of Deposit dated March 5, 1998 between the Company and Citizens Bank of Massachusetts (included as Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended December 27, 1997, File No. 0-22480, and incorporated herein by reference)
10.39
Amended Bridge Mortgage dated March 5, 1998 between the Company and Citizens Bank of Massachusetts (included as Exhibit 10.32 to the Company's Annual Report on Form 10-K for the fiscal year ended December 27, 1997, File No. 0-22480, and incorporated herein by reference)
10.40
Second Amendment to Mortgage (Meredith) dated March 5, 1998 between the Company and Citizens Bank of Massachusetts (included as Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended December 27, 1997, File No. 0-22480, and incorporated herein by reference)
10.41
First Amendment to Second Amended and Restated Loan Agreement dated June 30, 1998 between the Company and Citizens Bank of Massachusetts (included as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 27, 1998, File No. 0-22480, and incorporated herein by reference)
10.42
Second Amendment to Second Amended and Restated Loan Agreement dated September 4, 1998, between the Company and Citizens Bank of Massachusetts (included as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 26, 1998, File No. 0-22480, and incorporated herein by reference)
10.43
Third Amendment to Second Amended and Restated Loan Agreement dated September 4, 1998, between the Company and Citizens Bank of Massachusetts (included as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 26, 1998, File No. 0-22480, and incorporated herein by reference)
10.44
First Amendment to Assignment of Certificate of Deposit dated September 4, 1998, between the Company and Citizens Bank of Massachusetts (included as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 26, 1998, File No. 0-22480, and incorporated herein by reference)
10.45
Second Amendment to Bridge Mortgage dated September 4, 1998, between the Company and Citizens Bank of Massachusetts (included as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 26, 1998, File No. 0-22480, and incorporated herein by reference)
10.46
Third Amendment to Mortgage (Meredith) dated September 4, 1998, between the Company and Citizens Bank of Massachusetts (included as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 26, 1998, File No. 0-22480, and incorporated herein by reference)
10.47
Replacement New Bridge Note dated September 4, 1998, between the Company and Citizens Bank of Massachusetts (included as Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 26, 1998, File No. 0-22480, and incorporated herein by reference)

10.48
Replacement Short Term Revolving Note dated September 4, 1998, between the Company and Citizens Bank of Massachusetts (included as Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 26, 1998, File No. 0-22480, and incorporated herein by reference)
10.49
Second Replacement Revolving Note dated September 4, 1998, between the Company and Citizens Bank of Massachusetts (included as Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 26, 1998, File No. 0-22480, and incorporated herein by reference)
10.50
Third Amendment to Security Agreement dated September 4, 1998, between the Company and Citizens Bank of Massachusetts (included as Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 26, 1998, File No. 0-22480, and incorporated herein by reference)
10.51
Fourth Amendment to Second Amended and Restated Loan Agreement, dated as of December 31, 1998, by and between the Company and Citizens Bank of Massachusetts (included as Exhibit 10.55 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1998, File No. 0-22480, and incorporated herein by reference)
10.52
Second Amendment to Assignment of Certificate of Deposit, dated as of December 31, 1998, by and between the Company and Citizens Bank of Massachusetts (included as Exhibit 10.56 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1998, File No. 0-22480, and incorporated herein by reference)
10.53
Second Replacement New Bridge Note, dated as of December 31, 1998, by and between the Company and Citizens Bank of Massachusetts (included as Exhibit 10.57 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1998, File No. 0-22480, and incorporated herein by reference)
10.54
Second Replacement Short Term Revolving Note, dated as of December 31, 1998, by and between the Company and Citizens Bank of Massachusetts (included as Exhibit 10.58 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1998, File No. 0-22480, and incorporated herein by reference)
10.55
Fifth Amendment to Second Amended and Restated Loan Agreement, dated March 30, 1999, by and between the Company and Citizens Bank of Massachusetts (included as Exhibit 10.2 to the Company's Quarterly report on Form 10-Q for the quarter ended March 27, 1999, file No. 0-22480, and incorporated herein by reference)
10.56
Third Amended and Restated Loan Agreement, dated May 4, 1999, between the Company and Citizens Bank of Massachusetts (included as Exhibit 10.8 to the Company's Quarterly report on Form 10-Q for the quarter ended March 27, 1999, file No. 0-22480, and incorporated herein by reference)
10.57
Third Replacement Revolving Note, dated May 4, 1999, between the Company and Citizens Bank of Massachusetts (included as Exhibit 10.9 to the Company's Quarterly report on Form 10-Q for the quarter ended March 27, 1999, file No. 0-22480, and incorporated herein by reference)
10.58	First Amendment to Third Amended and Restated Loan Agreement between the Company and Citizens Bank of Massachusetts
10.60
Master Security Agreement, dated as of December 23, 1998, by and between the Company and Citizens Leasing Corporation (included as Exhibit 10.59 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1998, File No. 0-22480, and incorporated herein by reference)

10.61
Amendment No. 1 to the Master Security Agreement, dated as of December 23, 1998, by and between the Company and Citizens Leasing Corporation (included as Exhibit 10.60 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1998, File No. 0-22480, and incorporated herein by reference)
10.62
Secured Promissory Note, dated as of December 23, 1998, by and between the Company and Citizens Leasing Corporation (included as Exhibit 10.61 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1998, File No. 0-22480, and incorporated herein by reference)
10.63
Secured Promissory Note, dated as of December 23, 1998, by and between the Company and Citizens Leasing Corporation (included as Exhibit 10.62 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1998, File No. 0-22480, and incorporated herein by reference)
10.64
Secured Promissory Note, dated March 30, 1999, between the Company and Citizens Leasing Corporation (included as Exhibit 10.3 to the Company's Quarterly report on Form 10-Q for the quarter ended March 27, 1999, file No. 0-22480, and incorporated herein by reference)
10.65
Secured Promissory Note, dated March 30, 1999, between the Company and Citizens Leasing Corporation (included as Exhibit 10.4 to the Company's Quarterly report on Form 10-Q for the quarter ended March 27, 1999, file No. 0-22480, and incorporated herein by reference)
10.66
Mortgage Note dated March 1, 1999 between Birch Pond Realty Corporation and John Hancock Real Estate Finance, Inc. (included as Exhibit 10.63 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1998, File No. 0-22480, and incorporated herein by reference)
10.67
Assignment of Leases and Rents dated March 1, 1999 between Birch Pond Realty Corporation and John Hancock Real Estate Finance, Inc. (included as Exhibit 10.64 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1998, File No. 0-22480, and incorporated herein by reference)
10.68
Mortgage, Assignment of Leases and Rents and Security Agreement dated March 1, 1999 between Birch Pond Realty Corporation and John Hancock Real Estate Finance, Inc. (included as Exhibit 10.65 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1998, File No. 0-22480, and incorporated herein by reference)
10.69
Assignment of Agreements, Permits and Contracts dated March 1, 1999 between Birch Pond Realty Corporation and John Hancock Real Estate Finance, Inc. (included as Exhibit 10.66 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1998, File No. 0-22480, and incorporated herein by reference)
10.70
Indemnification Agreement dated March 1, 1999 between the Company, Birch Pond Realty Corporation and John Hancock Real Estate Finance, Inc. (included as Exhibit 10.67 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1998, File No. 0-22480, and incorporated herein by reference)
10.71
Guaranty Agreement dated March 1, 1999 between the Company and John Hancock Real Estate Finance, Inc. (included as Exhibit 10.68 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1998, File No. 0-22480, and incorporated herein by reference)
10.72
Replacement Reserve Agreement dated March 1, 1999 by and between Birch Pond Realty Corporation and John Hancock Real Estate Finance, Inc. (included as Exhibit 10.69 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1998, File No. 0-22480, and incorporated herein by reference)

10.73
Tenant Improvement and Leasing Commissions Agreement dated March 1, 1999 between Birch Pond Realty Corporation and John Hancock Real Estate Finance, Inc. (included as Exhibit 10.70 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1998, File No. 0-22480, and incorporated herein by reference)
10.74
Subordination of Mortgage, dated June 28, 1999, between Birch Pond Realty Corporation and John Hancock Real Estate Finance, Inc. (included as Exhibit 10.2 to the Company's Quarterly report on form 10-Q for the quarter ended June 26, 1999, File No. 0-22480, and incorporated herein by reference)
10.75
First Modification of Mortgage, Assignment of Leases and Rents and Security Agreement, dated June 28, 1999, between Birch Pond Realty Corporation and John Hancock Real Estate Finance, Inc. (included as Exhibit 10.3 to the Company's Quarterly report on form 10-Q for the quarter ended June 26, 1999, File No. 0-22480, and incorporated herein by reference)
10.76
Partial Release, dated June 28, 1999, between Birch Pond Realty Corporation and John Hancock Real Estate Finance, Inc. (included as Exhibit 10.4 to the Company's Quarterly report on form 10-Q for the quarter ended June 26, 1999, File No. 0-22480, and incorporated herein by reference)
10.77
Reaffirmation of Guaranty and Indemnity Agreements, dated June 28, 1999, between the Company and Birch Pond Realty Corporation in favor or John Hancock Real Estate Finance, Inc. (included as Exhibit 10.5 to the Company's Quarterly report on form 10-Q for the quarter ended June 26, 1999, File No. 0-22480, and incorporated herein by reference)
10.78
Consent Agreement dated March 1, 1999 between the Company and Citizens Bank of Massachusetts (included as Exhibit 10.71 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1998, File No. 0-22480, and incorporated herein by reference)
10.79
Loan Agreement, dated March 30, 1999, between the Company and Belknap County Economic Development Council, Inc. (included as Exhibit 10.5 to the Company's Quarterly report on Form 10-Q for the quarter ended March 27, 1999, file No. 0-22480, and incorporated herein by reference)
10.80
Security Agreement, dated March 30, 1999, between the Company and Belknap County Economic Development Council, Inc. (included as Exhibit 10.6 to the Company's Quarterly report on Form 10-Q for the quarter ended March 27, 1999, file No. 0-22480, and incorporated herein by reference)
10.81
Note, dated March 30, 1999, between the Company and Belknap County Economic Development Council, Inc. (included as Exhibit 10.7 to the Company's Quarterly report on Form 10-Q for the quarter ended March 27, 1999, file No. 0-22480, and incorporated herein by reference)

List of Subsidiaries of the registrant
21.1	List of Subsidiaries of the registrant at December 25, 1999
Consent of Experts and Counsel
23.1	Consent of PricewaterhouseCoopers LLP dated March 23, 2000
Financial Data Schedules
27.1	Financial Data Schedule for the year ended December 25, 1999
27.2	Restated Financial Data Schedule for the quarter ended September 25, 1999
27.3	Restated Financial Data Schedule for the quarter ended June 26, 1999
27.4	Restated Financial Data Schedule for the quarter ended March 27, 1999
27.5	Restated Financial Data Schedule for the year ended December 26, 1998
27.6	Restated Financial Data Schedule for the quarter ended September 26, 1998
27.7	Restated Financial Data Schedule for the quarter ended June 27, 1998
27.8	Restated Financial Data Schedule for the quarter ended March 28, 1998
27.9	Restated Financial Data Schedule for the year ended December 27, 1997

    (4) Reports on Form 8-K

    The Company filed the following reports on Form 8-K during the quarter ended December 25, 1999.

    1)
    A report dated October 4, 1999 to file a copy of a press release issued by the Company regarding expected third quarter 1999 results, updates to its retail and internet strategies, announcing a new strategic alliance, and announcing its plan to discontinue its Nicole Summers concept.
    2)
    A report dated November 19, 1999 disclosing the Company's by-laws as amended.

SIGNATURES

    Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE J. JILL GROUP, INC.
Dated: March 23, 2000	By:	/s/ GORDON R. COOKE Gordon R. Cooke President, Chief Executive Officer, Chairman of the Board of Directors and Director (Principal Executive Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GORDON R. COOKE Gordon R. Cooke	President, Chief Executive Officer, Chairman of the Board of Directors and Director (Principal Executive Officer)	March 23, 2000
/s/ OLGA L. CONLEY Olga L. Conley	Senior Vice President—Finance, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 23, 2000
/s/ PETER J. TULP Peter J. Tulp	Vice President—Finance and Corporate Controller (Principal Accounting Officer)	March 23, 2000
/s/ WILLIAM E. ENGBERS William E. Engbers	Director	March 23, 2000
/s/ THOMAS J. LITLE Thomas J. Litle	Director	March 23, 2000
/s/ RUTH M. OWADES Ruth M. Owades	Director	March 23, 2000
/s/ SAMUEL L. SHANAMAN Samuel L. Shanaman	Director	March 23, 2000

THE J. JILL GROUP, INC.
(FORMERLY DM MANAGEMENT COMPANY)
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 25, 1999
EXHIBIT INDEX

Exhibit No.	Description
Material Contracts
10.8	Second Amendment to Lease Agreement, dated October 29, 1999, between the Company and National Fire Protection Association
10.10	Lease dated December 21, 1999, between the Company and iDolls Corporation
10.25	Split Dollar Agreement and Assignment of Life Insurance Policy as Collateral dated November 18, 1999 between the Company and Dennis Adomaitis
10.58	First Amendment to Third Amended and Restated Loan Agreement between the Company and Citizens Bank of Massachusetts
List of Subsidiaries of the registrant
21.1	List of Subsidiaries of the registrant at December 25, 1999
Consent of Experts and Counsel
23.1	Consent of PricewaterhouseCoopers LLP dated March 23, 2000
Financial Data Schedule
27.1	Financial Data Schedule for the year ended December 25, 1999
27.2	Restated Financial Data Schedule for the quarter ended September 25, 1999
27.3	Restated Financial Data Schedule for the quarter ended June 26, 1999
27.4	Restated Financial Data Schedule for the quarter ended March 27, 1999
27.5	Restated Financial Data Schedule for the year ended December 26, 1998
27.6	Restated Financial Data Schedule for the quarter ended September 26, 1998
27.7	Restated Financial Data Schedule for the quarter ended June 27, 1998
27.8	Restated Financial Data Schedule for the quarter ended March 28, 1998
27.9	Restated Financial Data Schedule for the year ended December 27, 1997

QuickLinks

PART I
PART II
REPORT OF INDEPENDENT ACCOUNTANTS
REPORT OF INDEPENDENT ACCOUNTANTS
PART III
PART IV
SIGNATURES
THE J. JILL GROUP, INC. (FORMERLY DM MANAGEMENT COMPANY) FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 25, 1999 EXHIBIT INDEX