Form 10-K/A
period 1999-12-25
J JILL GROUP INC
filed 2000-05-02
CIK 910721

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A No. 1

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 25, 1999
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-22480

The J. Jill Group, Inc.
(Exact Name of Registrant as Specified in its Charter)

DELAWARE	04-2973769
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
4 Batterymarch Park
Quincy, MA	02169
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code: (617) 376-4300

Explanation:

    The response to Item 14, Exhibits, Consolidated Financial Statement Schedules, and Reports on Form 8-K, contained in the Report on Form 10-K of The J. Jill Group, Inc. (the "Company") for the fiscal year ended December 25, 1999 is being amended to include in the list of exhibits the Certificate of Amendment of the Restated Certificate of Incorporation of the Company, dated June 1, 1999, and to correct the numbering of certain exhibits.

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
3.3	By-Laws of the Company, as amended (included as Exhibit 99.1 to the Company's Current Report on Form 8-K dated November 24, 1999, File No. 0-22480, and incorporated herein by reference)
Material Contracts
10.1
Lease Agreement dated September 14, 1989, between the Company and Richard D. Matthews and Richard J. Valentine, Trustees of Bare Cove Realty Trust established u/d/t dated January 10, 1984, as amended (included as Exhibit 10.13 to the Company's Registration Statement on Form S-1, Registration No. 33-67512, and incorporated herein by reference)
10.2
Third Amendment to Lease Agreement dated September 14, 1989, between the Company and Richard D. Matthews and Richard J. Valentine, Trustees of Bare Cove Realty Trust established u/d/t dated January 10, 1984, as previously amended (included as Exhibit 10.3 to the Company's Transition Report on Form 10-K for the transition period from June 30, 1996 to December 28, 1996, File No. 0-22480, and incorporated herein by reference)
10.3
Fourth Amendment to Lease Agreement dated September 14, 1989, between the Company and Richard D. Matthews and Richard J. Valentine, Trustees of Bare Cove Realty Trust established u/d/t dated January 10, 1984, as previously amended (included as Exhibit 10.4 to the Company's Transition Report on Form 10-K for the transition period from June 30, 1996 to December 28, 1996, File No. 0-22480, and incorporated herein by reference)

10.4
Fifth Amendment to Lease Agreement dated August 27, 1998, between the Company and Richard D. Matthews and Richard J. Valentine, as Trustees of Bare Cove Realty Trust established u/d/t dated January 10, 1984, as amended (included as Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1998, File No. 0-22480, and incorporated herein by reference)
10.5
Lease dated August 15, 1997 between the Company and Central NH Realty, Inc. (included as Exhibit 10.27 to the Company's Registration Statement on Form S-2 dated September 10, 1997, File No. 0-22480, and incorporated herein by reference)
10.6
Lease Agreement dated September 18, 1998, between the Company and National Fire Protection Association (included as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 26, 1998, File No. 0-22480, and incorporated herein by reference)
10.7
First Amendment to Lease Agreement, dated June 10, 1999, between the Company and National Fire Protection Association (included as Exhibit 10.1 to the Company's Quarterly report on form 10-Q for the quarter ended June 26, 1999, File No. 0-22480, and incorporated herein by reference)
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
10.66
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
10.74
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
10.78
Loan Agreement, dated March 30, 1999, between the Company and Belknap County Economic Development Council, Inc. (included as Exhibit 10.5 to the Company's Quarterly report on Form 10-Q for the quarter ended March 27, 1999, file No. 0-22480, and incorporated herein by reference)
10.79
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

The J. Jill Group, Inc.
Dated: May 2, 2000	By:	/s/ OLGA L. CONLEY Olga L. Conley Senior Vice President—Finance, Chief Financial Officer and Treasurer (Principal Financial Officer)