Form 10-Q
period 2000-03-25
J JILL GROUP INC
filed 2000-05-08
CIK 910721

May 2, 2000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 25, 2000

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 Commission file number 0-22480

The J. Jill Group, Inc.
(Exact Name of Registrant as Specified in its Charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	04-2973769 (I.R.S. Employer Identification No.)
4 Batterymarch Park Quincy, MA (Address of Principal Executive Offices)	02169 (Zip Code)

Registrant's telephone number, including area code: (617) 376-4300

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Shares outstanding of the Registrant's common stock (par value $0.01) at April 28, 2000: 10,011,372

THE J. JILL GROUP, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 25, 2000

		Page
PART I—FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements	3-8
	Consolidated Balance Sheets at March 25, 2000, March 27, 1999 and December 25, 1999	3
	Consolidated Statements of Operations for the three months ended March 25, 2000 and March 27, 1999	4
	Consolidated Statements of Cash Flows for the three months ended March 25, 2000 and March 27, 1999	5
	Notes to Consolidated Financial Statements	6-8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9-11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12
PART II—OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	13
Signatures		14

THE J. JILL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	March 25, 2000	March 27, 1999	December 25, 1999
ASSETS
Current assets:
Cash and cash equivalents	$4,418	$566	$5,500
Cash held in escrow	416	207	448
Assets held for sale	2,313	—	2,313
Inventory	19,811	31,503	21,705
Prepaid catalog expenses	4,363	7,739	3,963
Deferred income taxes	10,032	6,934	10,083
Other current assets	3,968	5,478	5,940

Total current assets	45,321	52,427	49,952
Property and equipment, net	48,974	48,927	46,995
Deferred income taxes	2,623	4,520	3,065
Other non-current assets	1,749	1,733	1,347

Total assets	$98,667	$107,607	$101,359

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,823	$11,822	$6,527
Accrued expenses	9,133	7,624	9,378
Accrued customer returns	6,250	7,454	7,357
Current portion of long-term debt	3,107	1,939	3,137

Total current liabilities	23,313	28,839	26,399
Long-term debt, less current portion	18,683	23,139	19,098
Commitments
Stockholders' equity:
Special preferred stock (par value $0.01) 1,000,000 shares authorized	—	—	—
Common stock (par value $0.01) 15,000,000 shares authorized, 10,007,247, 9,776,164, and 9,990,421 shares issued and outstanding as of March 25, 2000, March 27, 1999 and December 25, 1999, respectively	100	98	100
Additional paid-in capital	62,958	60,674	62,899
Accumulated deficit	(6,387)	(5,143)	(7,137)

Total stockholders' equity	56,671	55,629	55,862

Total liabilities and stockholders' equity	$98,667	$107,607	$101,359

The accompanying notes are an integral part of the consolidated financial statements.

THE J. JILL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	March 25, 2000	March 27, 1999
Net sales	$49,378	$64,719
Cost of products and merchandising	34,596	44,701

Gross margin	14,782	20,018
Selling, general and administrative expenses	13,226	17,422

Income before interest and taxes	1,556	2,596
Interest, net	285	412

Income before taxes	1,271	2,184
Income tax provision	521	874

Net income	$750	$1,310

Earnings per share:
Basic	$0.07	$0.14
Diluted	$0.07	$0.13
Weighted average shares outstanding:
Basic	10,006	9,688
Diluted	10,193	10,471

The accompanying notes are an integral part of the consolidated financial statements.

THE J. JILL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 25, 2000	March 27, 1999
Cash flows provided by (used in) operating activities:
Net income	$750	$1,310
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,134	1,130
Deferred taxes	493	—
Changes in assets and liabilities:
(Increase) decrease in inventory	1,894	(4,656)
Increase in prepaid catalog expenses	(400)	(2,485)
(Increase) decrease in other assets	1,570	(2,755)
Decrease in accounts payable and accrued expenses	(2,099)	(489)
Decrease in accrued customer returns	(1,107)	(879)

Net cash provided by (used in) operating activities	2,235	(8,824)
Cash flows used in investing activities:
(Increase) decrease in cash held in escrow	32	(207)
Additions to property and equipment	(2,963)	(3,265)

Net cash used in investing activities	(2,931)	(3,472)
Cash flows used in financing activities:
Borrowings under debt agreements	—	14,200
Payments of debt borrowings	(445)	(22,057)
Proceeds from stock transactions	59	723

Net cash used in financing activities	(386)	(7,134)
Net decrease in cash and cash equivalents	(1,082)	(19,430)
Cash and cash equivalents at:
Beginning of period	5,500	19,996

End of period	$4,418	$566

The accompanying notes are an integral part of the consolidated financial statements.

THE J. JILL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

   The financial statements included herein have been prepared by The J. Jill Group, Inc. (together with its wholly owned consolidated subsidiaries, the "Company" or "The J. Jill Group"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and in the opinion of management contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. Accordingly, although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 25, 1999 ("fiscal 1999").

A. Nature of business:

   The Company is a specialty marketer of high quality women's apparel, accessories and gifts. During fiscal 1999 the Company began its transition from a multi-catalog concept direct mail retailer into a single brand retailer with multiple distribution channels. The Company previously marketed its products through two catalog concepts, J. Jill and Nicole Summers. During fiscal 1999, the Company decided to discontinue its Nicole Summers catalog concept and recorded certain special charges related to the discontinuance. Also during fiscal 1999 the Company launched its e-commerce website, jjill.com, and began opening retail stores to provide additional channels of distribution to market its J. Jill merchandise.

B. Principles of consolidation:

   The consolidated financial statements include the accounts of the Company, including its wholly owned subsidiaries. Intercompany balances and transactions have been eliminated.

C. Accrued special charges:

   At March 25, 2000 and December 25, 1999, accrued expenses included $476,000 and $532,000, respectively, of accrued special charges related to the discontinuance of Nicole Summers. These accrued special charges are comprised of lease commitment costs, severance costs and certain other miscellaneous costs. The change between December 25, 1999 and March 25, 2000 reflects payment of a portion of the severance costs and other miscellaneous costs. The Company expects to complete paying for the majority of these items during fiscal 2000.

D. Debt:

   The Company's credit facilities at March 25, 2000 consisted of (i) a $12,000,000 real estate loan (the "Tilton Facility Loan"); (ii) a $9,500,000 equipment loan (the "Equipment Loan"); (iii) a $980,000 furniture loan (the "Furniture Loan"); (iv) a $1,650,000 real estate loan (the "Meredith Facility Loan"); and (v) a $30,000,000 revolving line of credit (the "Revolver").

   The Tilton Facility Loan is collateralized by a mortgage lien on the Tilton facility. The Tilton facility is owned by The J. Jill Group's wholly owned subsidiary, Birch Pond Realty Corporation ("Birch Pond"), and leased to The J. Jill Group. During fiscal 1999, Birch Pond entered into the Tilton Facility Loan with a third party financial institution. The Equipment Loan is collateralized by substantially all of the Company's materials handling equipment. The Furniture Loan is collateralized by certain workstations and office furniture. The remaining credit facilities are collateralized by substantially all of the Company's remaining assets. The Company's credit facilities contain various lending conditions and covenants including restrictions on permitted liens. Certain credit facilities also require compliance with certain debt service coverage ratios. Effective March 24, 2000, the loan agreement relating to the Meredith Facility Loan and the Revolver was amended to exclude certain capital expenditures made during fiscal 2000 from the debt service coverage ratio calculation and to adjust certain other requirements. The Company is currently reevaluating the terms of its Revolver, including the maturity date, capacity needs and covenants.

   Payments of principal and interest on the Tilton Facility Loan are due monthly, based on a 20-year amortization, with the remaining balance payable on April 1, 2009. The interest rate on the Tilton Facility Loan is fixed at 7.30% per annum. The Equipment Loan requires monthly payments of principal and interest through its maturity on December 1, 2005 and has two components with different fixed interest rates, with a weighted average interest rate of 7.62% per annum. Interest on the Furniture Loan is fixed at 6.25% per annum and requires monthly payments of principal and interest through its maturity on March 30, 2002. Payments of principal and interest on the Meredith Facility Loan are due monthly, based on a 15-year amortization, with the remaining balance payable on July 30, 2002. Interest on the Meredith Facility Loan is fixed at 6.74% through its maturity on July 30, 2002. The availability under the Revolver is reduced by outstanding borrowings and outstanding letters of credit. The Revolver matures on June 1, 2001. Outstanding import letters of credit totaled approximately $7,005,000 and $4,375,000 at March 25, 2000 and March 27, 1999, respectively. At March 25, 2000 the Revolver bore interest at 9.0% per annum. The outstanding letters of credit do not bear interest. The Company is required to pay a commitment fee of 1/8 of 1% per annum on the unused portion of the Revolver.

   A summary of the Company's outstanding long-term debt follows (in thousands):

	March 25, 2000	March 27, 1999	December 25, 1999
Real estate loans	$13,127	$13,476	$13,222
Term loans	—	2,340	—
Equipment loans	7,950	7,293	8,220
Furniture loans	700	—	778
Revolving credit facilities	—	1,950	—
Capitalized lease obligations	13	19	15

Total long-term debt	21,790	25,078	22,235
Less current maturities	3,107	1,939	3,137

Long-term debt, less current portion	$18,683	$23,139	$19,098

E. Earnings per share:

   A reconciliation of the numerators and denominators of the basic and diluted earnings per share ("EPS") computation follows (in thousands, except per share data):

	Three Months Ended
	March 25, 2000	March 27, 1999
Numerator:
Net income	$750	$1,310

Denominator (shares):
Basic weighted average shares outstanding	10,006	9,688
Assumed exercise of stock options	187	783

Diluted weighted average shares outstanding	10,193	10,471

Earnings per share:
Basic	$0.07	$0.14
Diluted	$0.07	$0.13

   Options to purchase 1,364,775 and 307,500 shares of common stock were outstanding at March 25, 2000 and March 27, 1999, respectively, but were not included in the computation of diluted EPS since the options were antidilutive. During April 2000 879,000 options were cancelled as a result of an incentive provided by the Company (See Note H). All of these options were outstanding and antidilutive at March 25, 2000 and 255,000 of these options were outstanding and antidilutive at March 27, 1999.

F. Reclassifications:

   Certain prior year financial statement amounts have been reclassified to be consistent with the presentation for first quarter 2000. During fiscal 1999 the Company changed its income statement presentation to be more in line with the way the Company reviews its operations and to be more consistent with the presentation used by other companies in the industry. The most significant of these changes included combining prior year classifications of product costs and operations expense into cost of product and merchandising and combining prior year classifications of selling expense and general and administrative expense into selling, general and administrative expenses. As part of these changes the Company reclassified approximately $717,000 from selling, general and administrative expenses to cost of product and merchandising for the three months ended March 27, 1999.

G. Commitments:

   During first quarter 2000 the Company entered into lease agreements for five additional retail stores each beginning during fiscal 2000 and having terms of approximately ten years. Combined future annual minimum lease payments due under these leases are as follows (in thousands):

Fiscal 2000	$785
Fiscal 2001	1,183
Fiscal 2002	1,183
Fiscal 2003	1,247
Fiscal 2004	1,282
Thereafter	7,458

Total	$13,138

   Subsequent to March 25, 2000, the Company opened three new retail stores. These stores are located in Chicago, Illinois, Bloomington, Minnesota, and Seattle, Washington.

H. Subsequent event:

   Subsequent to March 25, 2000 the Company paid approximately $60,000 to certain option holders as an incentive to have their options cancelled. A total of 879,000 outstanding options under the 1993 Stock Option Plan were cancelled as a result of this incentive during April 2000. The following table reflects activity under the 1993 Stock Option Plan between December 25, 1999 and April 28, 2000.

	Number of Shares	Exercise Price Per Share	Wtd. Avg. Exercise Price
Balance at December 25, 1999	1,806,621	$1.38-20.83	$10.60
Granted	25,000	4.06	4.06
Exercised	(4,125)	1.83-2.17	2.12
Cancelled—Terminations	(102,500)	4.38-14.75	10.83
Cancelled—Other	(879,000)	10.13-20.83	15.16

Balance at April 28, 2000	845,996	$1.38-20.83	$5.69

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

   This Form 10-Q, including the following discussion, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which involve risks and uncertainties. For this purpose, any statements contained herein or incorporated herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, the words "anticipate", "plans", "expects" and similar expressions are intended to identify forward-looking statements. The Company's actual results, performance or achievements may differ significantly from the results discussed in or implied by the forward-looking statements. Factors that might cause such a difference include, but are not limited to, the following: the success or failure of the J. Jill retail store and e-commerce initiatives; the success or failure of the Nicole Summers wind-down strategy; the success or failure of new customer acquisition efforts; significant changes in customer response rates; changes in competition in the apparel industry; general economic and business conditions; success or failure of operating initiatives; the ability of the Company to effectively liquidate its overstocked merchandise; changes in consumer spending and consumer preferences; changes in business strategy; possible future increases in expenses; the existence or absence of brand awareness; the existence or absence of publicity, advertising and promotional efforts; availability, terms and deployment of capital; quality of management; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs; changes in, or the failure to comply with federal and state tax and other government regulations, and other factors. See also Item 1A, Risk Factors, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 25, 1999.

Results of Operations

   The J. Jill Group, Inc. (the "Company" or "The J. Jill Group") is a specialty marketer of high quality women's apparel, accessories and gifts. The following table sets forth, for the fiscal periods indicated, certain items from the Company's consolidated statements of operations expressed as a percentage of net sales. Certain prior year financial statement amounts have been reclassified to be consistent with the presentation for the three months ended March 25, 2000 ("first quarter 2000"). During the fourth quarter of fiscal 1999 the Company changed its income statement presentation to be more in line with the way the Company reviews its operations and to be more consistent with the presentation used by other companies in the industry. The most significant of these changes included combining prior year classifications of product costs and operations expense into cost of product and merchandising and combining prior year classifications of selling expense and general and administrative expense into selling, general and administrative expenses.

	Three Months Ended
	March 25, 2000	March 27, 1999
Consolidated Statements of Operations:
Net sales	100.0%	100.0%
Cost of products and merchandising	70.0	69.1

Gross margin	30.0	30.9
Selling, general and administrative expenses	26.8	26.9

Income before interest and taxes	3.2	4.0
Interest, net	0.6	0.6

Income before taxes	2.6	3.4
Income tax provision	1.1	1.4

Net income	1.5%	2.0%

Selected Operating Data (in thousands):
Catalog circulation (1)	15,200	21,400
Total twelve-month buyers (2)	1,115	1,156
(1)
In order to more closely match net sales to catalog circulation, the Company calculates catalog circulation on a percentage of completion basis. This calculation takes into account the total number of catalogs mailed during all periods and the Company's estimate of the expected sales life of each catalog edition. As used throughout this Form 10-Q, the term "catalog circulation" refers to circulation of the company's catalogs calculated in such fashion. The catalog circulation amounts for the three months ended March 25, 2000 and March 27, 1999 listed in the table above include 0.4 million and 5.8 million respectively, of catalog circulation for the recently discontinued Nicole Summers catalog concept.

(2)
As used throughout this Form 10-Q, the term "twelve-month buyers" means customers who have made a purchase from the Company within the previous 12 months.

Overview

   During the fiscal year ended December 25, 1999 the Company began its transition from a multi-catalog concept direct mail retailer to a single brand retailer with multiple distribution channels. The Company previously marketed its products through two catalog concepts, J. Jill and Nicole Summers. During fiscal 1999, the Company decided to discontinue its Nicole Summers catalog concept to concentrate its resources on the J. Jill brand. During fiscal 1999 the Company launched its e-commerce website, jjill.com, and began opening upscale retail stores as additional distribution channels to market its J. Jill merchandise. The Company plans to have a total of twelve to seventeen retail stores open by the end of fiscal 2000.

Comparison of the Three Months Ended March 25, 2000 with the Three Months Ended March 27, 1999

   During first quarter 2000 total Company net sales decreased by 23.7%, or $15.3 million, to $49.4 million from $64.7 million during the three months ended March 27, 1999 ("first quarter 1999"). Net sales during first quarter 2000 and first quarter 1999 included $1.0 million and $12.2 million, respectively, of net sales from the discontinued Nicole Summers concept. During first quarter 2000 J. Jill net sales decreased by 8.0%, or $4.2 million, to $48.4 million from $52.6 million during first quarter 1999. The Company began experiencing a decline in J. Jill net sales growth rate during fiscal year 1999. The Company believes the factors contributing to this decline include less than optimal creative presentation in the Company's catalogs, intensifying competition in the J. Jill apparel sector, maturation of the core J. Jill catalog business and a difficult environment for direct marketers. The Company's response to these factors has included returning the creative aspects of its catalogs back to the traditional J. Jill look and utilizing a more targeted circulation strategy that involves less prospecting and less overall catalog circulation. During first quarter 2000 circulation for J. Jill decreased by 5.6% compared to first quarter 1999. First quarter 2000 net sales for J. Jill include approximately $2.7 million of net sales from the Company's new retail stores and e-commerce website. The number of total Company twelve-month buyers decreased 3.5% to 1,115,000 at March 25, 2000 from 1,156,000 at March 27, 1999, as a result of the discontinued Nicole Summers concept. The number of J. Jill twelve-month buyers grew to 1,043,000 at March 25, 2000 from 972,000 at March 27, 1999, an increase of 7.3%.

   Cost of products and merchandising consists primarily of merchandise development, control and acquisition costs, provisions for markdowns, order processing and customer service costs, and distribution facility costs. During first quarter 2000 cost of products and merchandising decreased by $10.1 million, or 22.6%, to $34.6 million from $44.7 million during first quarter 1999. As a percentage of net sales, cost of products and merchandising increased to 70.0% during first quarter 2000 from 69.1% during first quarter 1999. This increase was primarily attributable to processing more units per order at a lower average unit price and increased shipments per order resulting from lower initial fulfillment rates. The Company expects costs of products and merchandising as a percentage of net sales to decrease during the second quarter of fiscal 2000 compared to first quarter 2000.

   Selling, general and administrative expenses consist of costs to produce, print and distribute catalogs, and certain administrative, e-commerce website, and retail store costs. During first quarter 2000 selling, general and administrative costs decreased by $4.2 million, or 24.1%, to $13.2 million from $17.4 million during first quarter 1999. As a percentage of net sales, selling, general and administrative expenses decreased slightly to 26.8% during first quarter 2000 from 26.9% during first quarter 1999. This decrease primarily resulted from improved catalog productivity as the Company had more focused catalog mailings, the impact of which was partially offset by a decrease in leverage of general and administrative expense and increased benefits expense. The Company expects selling, general and administrative expenses as a percentage of net sales to increase slightly during the second quarter of fiscal 2000 compared to first quarter 2000.

Income Taxes

   The Company provides for income taxes at an effective tax rate that includes the federal and state statutory tax rates. The Company's effective tax rates for first quarter 2000 and first quarter 1999 were 41.0% and 40.0%, respectively. The increase in effective tax rate reflects the effect of an increased state statutory tax rate due to the Company doing business in states with higher tax rates.

Liquidity and Capital Resources

   The J. Jill Group's principal working capital needs arise from the need to support costs incurred in advance of revenue generation, primarily inventory acquisition and catalog development, production and mailing costs incurred prior to the beginning of each selling season. The Company has two selling seasons that correspond to the fashion seasons. The spring season begins in January and ends in July. The fall season begins in July and ends in January. Capital needs arise from capital expenditures necessary to support the growth of the Company, including the new retail store initiative, and improvements to the Company's physical and operating infrastructure. During first quarter 2000 the Company funded its working capital and capital investment needs with cash generated from operations and cash held at December 25, 1999.

   The Company's operating activities resulted in an increase of net cash of $2.2 million during first quarter 2000 primarily from net income before depreciation and amortization, lower inventory balances and lower other asset balances partially offset by lower accounts payable, accrued expenses and accrued customer returns balances. Inventory decreased 37.1% to $19.8 million at March 25, 2000 from $31.5 million at March 27, 1999 primarily as a result of the discontinuance of Nicole Summers. The Company's operating activities used net cash of $8.8 million during first quarter 1999 primarily for increased inventory, prepaid catalog and other asset balances, offset partially by net income before depreciation.

   The Company's investing activities used net cash of $2.9 million and $3.5 million during first quarter 2000 and first quarter 1999, respectively, primarily related to capital expenditures. During first quarter 2000 these capital expenditures primarily consisted of costs to construct new retail stores. During first quarter 1999 capital expenditures primarily related to the costs to complete construction of the operations and fulfillment center in Tilton, New Hampshire (the "Tilton facility").

   The Company's financing activities used net cash of $0.4 million during first quarter 2000 primarily to pay down debt. The Company's financing activities used net cash of $7.1 million during first quarter 1999 primarily to pay down debt in connection with financing the Tilton facility on a long-term basis.

   The Company's credit facilities at March 25, 2000 consisted of (i) a $12.0 million real estate loan (the "Tilton Facility Loan"); (ii) a $9.5 million equipment loan (the "Equipment Loan"); (iii) a $1.0 million furniture loan (the "Furniture Loan"); (iv) a $1.7 million real estate loan (the "Meredith Facility Loan"); and (v) a $30.0 million revolving line of credit (the "Revolver"). At March 25, 2000 there were $7.0 million of letters of credit outstanding under the Revolver and no borrowings, leaving $23.0 million available under the Revolver. The weighted average interest rate for amounts outstanding under the Company's credit facilities during first quarter 2000 was 7.35%. The Tilton Facility Loan is collateralized by a mortgage lien on the Tilton facility. The Tilton facility is owned by The J. Jill Group's wholly owned subsidiary, Birch Pond Realty Corporation ("Birch Pond"), and leased to The J. Jill Group. During fiscal 1999, Birch Pond entered into the Tilton Facility Loan with a third party financial institution. The Equipment Loan is collateralized by substantially all of the Company's materials handling equipment. The Furniture Loan is collateralized by certain workstations and office furniture. The remaining credit facilities are collateralized by substantially all of the Company's remaining assets. The Company's credit facilities contain various lending conditions and covenants including restrictions on permitted liens. Certain credit facilities also require compliance with certain debt service coverage ratios. Effective March 24, 2000, the loan agreement relating to the Meredith Facility Loan and the Revolver was amended to exclude certain capital expenditures made during fiscal 2000 from the debt service coverage ratio calculation and adjusting certain other requirements. The Company is currently reevaluating the terms of its Revolver, including the maturity date, capacity needs and covenants.

   The Company moved its corporate headquarters to Quincy, Massachusetts during February 2000. The Company plans to spend approximately $3.9 million, of which $3.0 million had been incurred as of March 25, 2000, for leasehold improvements and furniture for the new corporate headquarters. The Company opened two retail stores in the fourth quarter of fiscal 1999 and plans to have a total of twelve to seventeen retail stores open by the end of fiscal year 2000. During first quarter 2000 the Company entered into lease agreements for five of these retail stores. Combined minimum annual lease payments under these five lease agreements range between $1.2 million and $1.3 million per year for ten year terms. Subsequent to March 25, 2000, the Company opened three of these new retail stores. Cash requirements, primarily comprised of leasehold improvements and initial inventory acquisition, for the new retail stores are currently estimated at an average of between $0.8 million and $1.2 million per retail store.

   During December 1999, the Company leased its previous warehouse and distribution center located in Meredith, New Hampshire to a third party. The Company is planning to dispose of this property during fiscal 2000.

   The Company expects that its cash and cash equivalents, existing credit facilities, and cash flows from operations will be sufficient to support the Company's capital and operating needs during fiscal year 2000. The Company is currently evaluating its financing alternatives and believes it will require additional financing during fiscal year 2001 to support its current growth strategy, including the plan to open thirty to fifty retail stores during fiscal 2001.

Year 2000

   The Year 2000 issue involves the computer software and hardware changes necessary to handle the transition from the year 1999 to the year 2000. The Company formulated a plan to address the Year 2000 issue in 1997. The Company incurred less than $100,000 in costs directly attributable to the Year 2000 issue. The Company did not experience any significant problems as a result of the transition from the year 1999 to the year 2000 and believes its assessment of this issue is complete.

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
Restated Certificate of Incorporation of the Company (included as Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 25, 1993, File No. 0-22480, and incorporated by reference)
3.2	Certificate of Amendment of Restated Certificate of Incorporation of the Company, dated June 1, 1999 (included as Exhibit 3.2 to the Company's Quarterly Report on form 10-Q for the quarter ended June 26, 1999, File No. 0-22480, and incorporated herein by reference)
3.3	By-Laws of the Company, as amended (included as Exhibit 3.2 to the Company's Current Report on Form 8-K dated January 14, 1997, File No. 0-22480, and incorporated herein by reference)
Material Contracts
10.1	Second Amendment to Third Amended and Restated Loan Agreement, dated March 24, 2000, between the Company and Citizens Bank of Massachusetts
10.2	Fiscal 2000 Incentive Compensation Plan
Financial Data Schedule
27.1	Financial Data Schedule

    (2) Reports on Form 8-K

       The Company has not filed any reports on Form 8-K during the quarter ended March 25, 2000.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE J. JILL GROUP, INC.
Dated: May 8, 2000	By:	/s/ OLGA L. CONLEY Olga L. Conley Authorized Officer Senior Vice President—Finance, Chief Financial Officer and Treasurer (Principal Financial Officer)
Dated: May 8, 2000	By:	/s/ PETER J. TULP Peter J. Tulp Authorized Officer Vice President—Finance and Corporate Controller (Principal Accounting Officer)

THE J. JILL GROUP, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 25, 2000

EXHIBIT INDEX

Material Contracts
10.1	Second Amendment to Third Amended and Restated Loan Agreement, dated March 24, 2000, between the Company and Citizens Bank of Massachusetts
10.2	Fiscal 2000 Incentive Compensation Plan
Financial Data Schedule
27.1	Financial Data Schedule