Form 10-Q
period 2000-06-24
J JILL GROUP INC
filed 2000-08-08
CIK 910721

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 24, 2000

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-22480

The J. Jill Group, Inc.
(Exact Name of Registrant as Specified in its Charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	04-2973769 (I.R.S. Employer Identification No.)
4 Batterymarch Park Quincy, MA (Address of Principal Executive Offices)	02169 (Zip Code)

Registrant's telephone number, including area code: (617) 376-4300

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Shares outstanding of the Registrant's common stock (par value $0.01) at July 31, 2000: 10,043,497

THE J. JILL GROUP, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 24, 2000

Page
PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements	3-10
Consolidated Balance Sheets at June 24, 2000, June 26, 1999 and December 25, 1999	3
Consolidated Statements of Operations for the three months and the six months ended June 24, 2000 and June 26, 1999	4
Consolidated Statements of Cash Flows for the six months ended June 24, 2000 and June 26, 1999	5
Notes to Condensed Consolidated Financial Statements	6-10
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	11-15
Item 3. Quantitative and Qualitative Disclosures About Market Risk	16
PART II—OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders	17
Item 6. Exhibits and Reports on Form 8-K	18-19
Signatures	20

THE J. JILL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 24, 2000	June 26, 1999	December 25, 1999
	(unaudited)	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$3,129	$11,967	$5,500
Cash held in escrow	596	309	448
Assets held for sale	2,281	—	2,313
Inventory	23,143	22,058	21,705
Prepaid catalog expenses	3,682	4,311	3,963
Deferred income taxes	9,160	6,934	10,083
Other current assets	5,752	4,443	5,940

Total current assets	47,743	50,022	49,952
Property and equipment, net	53,749	49,369	46,995
Deferred income taxes	1,926	4,520	3,065
Other non-current assets	1,755	1,723	1,347

Total assets	$105,173	$105,634	$101,359

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,037	$8,565	$6,527
Accrued expenses	10,910	5,387	9,378
Accrued customer returns	6,038	8,565	7,357
Current portion of long-term debt	3,118	1,911	3,137

Total current liabilities	28,103	24,428	26,399
Long-term debt, less current portion	18,219	21,344	19,098
Commitments
Stockholders' equity:
Special preferred stock (par value $0.01) 1,000,000 shares authorized	—	—	—
Common stock (par value $0.01) 15,000,000 shares authorized, 10,016,697, 9,919,221 and 9,990,421 shares issued and outstanding as of June 24, 2000, June 26, 1999 and December 25, 1999, respectively	100	99	100
Additional paid-in capital	62,978	61,128	62,899
Accumulated deficit	(4,227)	(1,365)	(7,137)

Total stockholders' equity	58,851	59,862	55,862

Total liabilities and stockholders' equity	$105,173	$105,634	$101,359

The accompanying notes are an integral part of the consolidated financial statements.

THE J. JILL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 24, 2000	June 26, 1999	June 24, 2000	June 26, 1999
Net sales	$52,065	$78,041	$101,443	$142,760
Cost of products and merchandising	33,630	50,556	68,226	95,257

Gross margin	18,435	27,485	33,217	47,503
Selling, general and administrative expenses	14,455	20,835	27,681	38,257

Income before interest and taxes	3,980	6,650	5,536	9,246
Interest, net	319	354	604	766

Income before taxes	3,661	6,296	4,932	8,480
Income tax provision	1,501	2,518	2,022	3,392

Net income	$2,160	$3,778	$2,910	$5,088

Earnings per share:
Basic	$0.22	$0.38	$0.29	$0.52
Diluted	$0.21	$0.36	$0.28	$0.48
Weighted average shares outstanding:
Basic	10,013	9,881	10,010	9,785
Diluted	10,251	10,628	10,225	10,550

The accompanying notes are an integral part of the consolidated financial statements.

THE J. JILL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 24, 2000	June 26, 1999
Cash flows provided by operating activities:
Net income	$2,910	$5,088
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,462	2,244
Deferred taxes	2,062	—
Changes in assets and liabilities:
(Increase) decrease in inventory	(1,438)	4,789
Decrease in prepaid catalog expenses	281	943
Increase in other assets	(188)	(1,710)
Increase (decrease) in accounts payable and accrued expenses	2,892	(5,983)
Increase (decrease) in accrued customer returns	(1,319)	232

Net cash provided by operating activities	7,662	5,603
Cash flows used in investing activities:
Increase in cash held in escrow	(148)	(309)
Additions to property and equipment	(9,066)	(4,821)

Net cash used in investing activities	(9,214)	(5,130)
Cash flows used in financing activities:
Borrowings under debt agreements	—	17,021
Payments of debt borrowings	(898)	(26,701)
Proceeds from stock transactions	79	1,178

Net cash used in financing activities	(819)	(8,502)
Net decrease in cash and cash equivalents	(2,371)	(8,029)
Cash and cash equivalents at:
Beginning of period	5,500	19,996

End of period	$3,129	$11,967

The accompanying notes are an integral part of the consolidated financial statements.

THE J. JILL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

A. Nature of business:

    The Company is a specialty marketer of high quality women's apparel, accessories and gifts. During fiscal 1999 the Company began its transition from a multi-catalog concept direct mail retailer into a single brand retailer with multiple distribution channels. The Company previously marketed its products through two catalog concepts, J. Jill and Nicole Summers. During fiscal 1999, the Company decided to discontinue its Nicole Summers catalog concept and recorded certain special charges related to the discontinuance. The Company launched its e-commerce website, jjill.com, during August 1999 and began opening retail stores during November 1999 to provide additional channels of distribution to market its J. Jill merchandise. In an effort to better focus on each of these distribution channels, The J. Jill Group, Inc. formed three additional wholly owned subsidiaries effective as of the end of June 2000: 1) J. Jill Direct, Inc. (catalog and internet business), 2) The Birch Pond Group, Inc. (retail store business), and 3) QT Services Group, Inc. (a service entity).

B. Principles of consolidation:

    The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany balances and transactions have been eliminated.

C. Accrued special charges:

    During the second half of fiscal 1999 the Company recorded charges totaling $5,987,000 primarily associated with its decision to discontinue its Nicole Summers catalog concept. These charges included a $3,628,000 special charge shown separately on the consolidated statement of operations and a $2,359,000 inventory markdown charge included in cost of products and merchandising. The $3,628,000 special charge was comprised primarily of asset impairments, lease commitment costs, severance costs and other costs related to the discontinuance of Nicole Summers. The inventory markdown charge includes a write-down of inventory to the lower of cost or market as well as costs to exit certain inventory commitments made in the ordinary course of business.

    The Company's liquidation plan for the Nicole Summers inventory was substantially complete as of June 24, 2000 and had more favorable results than anticipated. During second quarter 2000, the Company received proceeds from the Nicole Summer inventory liquidation greater than the estimated net realizable value established for the inventory. As a result, the Company recorded an additional $250,000 of gross margin during second quarter 2000. The Company does not expect the proceeds related to the remaining Nicole Summers inventory to be material.

    At June 24, 2000 and December 25, 1999, accrued expenses included $395,000 and $532,000, respectively, representing the remaining accrued special charges related to the discontinuance of Nicole Summers. These accrued special charges are comprised of lease commitment costs, severance costs and certain other costs. The change between December 25, 1999 and June 24, 2000 reflects payment of a portion of the lease commitment costs, the severance costs and other costs. The Company expects to complete paying for the majority of these items during fiscal 2000. During December 1999, the Company leased its previous warehouse and distribution center located in Meredith, New Hampshire to a third party. The Company is planning to dispose of this property during fiscal 2000.

D. Debt:

    The Company's credit facilities at June 24, 2000 consisted of (i) a $12,000,000 real estate loan (the "Tilton Facility Loan"); (ii) a $9,500,000 equipment loan (the "Equipment Loan"); (iii) a $980,000 furniture loan (the "Furniture Loan"); (iv) a $1,650,000 real estate loan (the "Meredith Facility Loan"); and (v) a $30,000,000 revolving line of credit (the "Revolver").

    The Tilton Facility Loan is collateralized by a mortgage lien on the Tilton facility. The Tilton facility is owned by The J. Jill Group's wholly owned subsidiary, Birch Pond Realty Corporation ("Birch Pond"), and leased to The J. Jill Group. The Equipment Loan is collateralized by substantially all of the Company's materials handling equipment. The Furniture Loan is collateralized by certain workstations and office furniture. The remaining credit facilities are collateralized by substantially all of the Company's remaining assets. The Company's credit facilities contain various lending conditions and covenants including restrictions on permitted liens. Certain credit facilities also require compliance with certain debt service coverage ratios. Effective March 24, 2000, the loan agreement covering the Meredith Facility Loan and the Revolver was amended to exclude certain capital expenditures made during fiscal 2000 from the debt service coverage ratio calculation and to adjust certain other requirements. On August 7, 2000, the loan agreement covering the Meredith Facility Loan and the Revolver was amended to recognize the Company's newly formed wholly owned subsidiaries. The Company is currently reevaluating the terms of its Revolver, including the maturity date, availability needs and covenants.

    Payments of principal and interest on the Tilton Facility Loan, a 10-year loan, are due monthly, based on a 20-year amortization, with a balloon payment of the remaining balance payable on April 1, 2009. The interest rate on the Tilton Facility Loan is fixed at 7.30% per annum. The Equipment Loan requires monthly payments of principal and interest through its maturity on December 1, 2005 and has a weighted average interest rate of 7.62% per annum. Interest on the Furniture Loan is fixed at 6.25% per annum and requires monthly payments of principal and interest through its maturity on March 30, 2002. Payments of principal and interest on the Meredith Facility Loan, a 5-year loan, are due monthly, based on a 15-year amortization, with a balloon payment of the remaining balance payable on July 30, 2002. Interest on the Meredith Facility Loan is fixed at 6.74%. The Revolver matures on June 1, 2001 and at June 24, 2000 bore interest at 9.50% per annum. The availability under the Revolver is reduced by outstanding borrowings and outstanding letters of credit. There were no borrowings outstanding on the Revolver at either June 24, 2000 or June 26, 1999. Outstanding letters of credit totaled $20,208,000 and $10,880,000 at June 24, 2000 and June 26, 1999, respectively. The outstanding letters of credit do not bear interest. The Company is required to pay a commitment fee of 1/8 of 1% per annum on the unused portion of the Revolver.

    A summary of the Company's outstanding long-term debt follows (in thousands):

	June 24, 2000	June 26, 1999	December 25, 1999
Real estate loans	$13,032	$13,403	$13,222
Equipment loans	7,674	8,905	8,220
Furniture loans	621	930	778
Capitalized lease obligations	10	17	15

Total long-term debt	21,337	23,255	22,235
Less current maturities	3,118	1,911	3,137

Long-term debt, less current portion	$18,219	$21,344	$19,098

E. Earnings per share:

    A reconciliation of the numerators and denominators of the basic and diluted earnings per share ("EPS") computation follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 24, 2000	June 26, 1999	June 24, 2000	June 26, 1999
Numerator:
Net income	$2,160	$3,778	$2,910	$5,088

Denominator (shares):
Basic weighted average shares outstanding	10,013	9,881	10,010	9,785
Assumed exercise of stock options	238	747	215	765

Diluted weighted average shares outstanding	10,251	10,628	10,225	10,550

Earnings per share:
Basic	$0.22	$0.38	$0.29	$0.52
Diluted	$0.21	$0.36	$0.28	$0.48

    Options to purchase 378,275 and 345,000 shares of common stock were outstanding at June 24, 2000 and June 26, 1999, respectively, but were not included in the computation of diluted EPS since the options were antidilutive. During April 2000 879,000 options were cancelled as a result of an incentive provided by the Company (See Note H).

F. Reclassifications:

    Certain prior year financial statement amounts have been reclassified to be consistent with the presentation for the three months and six months ended June 24, 2000. During fiscal 1999 the Company changed its income statement presentation to be more in line with the way the Company reviews its operations and to be more consistent with the presentation used by other companies in the industry. The most significant of these changes included combining prior year classifications of product costs and operations expense into cost of product and merchandising and combining prior year classifications of selling expense and general and administrative expense into selling, general and administrative expenses. As part of these changes the Company reclassified approximately $780,000 and $1,498,000 from selling, general and administrative expenses to cost of product and merchandising respectively for the three months ended June 26, 1999 and the six months ended June 26, 1999.

    Cost of products and merchandising on the Company's consolidated statements of operations consists primarily of merchandise development, control and acquisition costs, provisions for markdowns, order processing and customer service costs, distribution facility costs and occupancy costs for the new retail stores. Selling, general and administrative expenses on the Company's consolidated statements of operations consist of costs to produce, print and distribute catalogs, and corporate administrative, e-commerce website, and retail store selling and administrative costs.

G. Commitments:

    During the six months ended June 24, 2000 the Company entered into lease agreements for seven retail stores each beginning during fiscal 2000 and having terms of approximately ten years. Combined future annual minimum lease payments due under these leases are as follows (in thousands):

Fiscal 2000	$932
Fiscal 2001	1,535
Fiscal 2002	1,535
Fiscal 2003	1,610
Fiscal 2004	1,666
Thereafter	9,726

Total	$17,004

H. Options:

    During April 2000 the Company paid approximately $60,000 to certain option holders as an incentive to have their options cancelled. A total of 879,000 outstanding options under the 1993 Stock Option Plan were cancelled as a result of this incentive. The following table reflects activity under the 1993 Stock Option Plan between December 25, 1999 and June 24, 2000. The Company has evaluated FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation—an interpretation of APB Opinion No. 25" ("FIN 44"), and how it relates to the option activity listed below as well as other potential transactions involving stock compensation and has determined that there is no impact to the financial results.

	Number of Shares	Exercise Price Per Share	Wtd. Avg. Exercise Price
Balance at December 25, 1999	1,806,621	$1.38-20.83	$10.60
Granted	55,000	4.06-6.00	5.12
Exercised	(9,450)	1.83-2.17	2.10
Cancelled—Terminations	(102,500)	4.38-14.75	10.83
Cancelled—Other	(879,000)	10.13-20.83	15.16

Balance at June 24, 2000	870,671	$1.38-20.83	$5.72

I. Recent accounting standards:

    In December 1999 the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which provides guidance on properly applying Generally Accepted Accounting Principles to revenue recognition in financial statements. In March and June 2000 the SEC issued Staff Accounting Bulletins No. 101A and No. 101B, respectively, to delay the implementation date of SAB 101. As a result of these two recent Staff Accounting Bulletins, the implementation date of SAB 101 has been delayed until the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company is currently evaluating the impact of SAB 101 on the Company's consolidated financial statements. The SEC is in the process of drafting a frequently-asked-questions document that may aid companies in evaluating the effects of SAB 101.

    In March 2000 the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation—an interpretation of APB Opinion No. 25." The Company incorporated the guidance of FIN 44 during the three months ended June 24, 2000 and determined there was no effect on these consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    This Form 10-Q, including the following discussion, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which involve risks and uncertainties. For this purpose, any statements contained herein or incorporated herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, the words "anticipate", "plans", "expects" and similar expressions are intended to identify forward-looking statements. The Company's actual results, performance or achievements may differ significantly from the results discussed in or implied by the forward-looking statements. Factors that might cause such a difference include, but are not limited to, the following: the success or failure of the J. Jill retail store and e-commerce initiatives; significant changes in customer response rates; changes in competition in the apparel industry; the success or failure of new customer acquisition efforts; availability, terms and deployment of capital; changes in, or the failure to comply with, federal and state tax and other government regulation; changes in consumer spending and consumer preferences; the existence or absence of brand awareness; the ability of the Company to effectively liquidate its overstocked merchandise; labor and employee benefit costs; quality of management; general economic and business conditions; business abilities and judgment of personnel; availability of qualified personnel; the existence or absence of publicity, advertising and promotional efforts; changes in business strategy; success or failure of operating initiatives; the success or failure of the Nicole Summers wind-down strategy; possible future increases in expenses and other factors. See also Item 1A, Risk Factors, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 25, 1999.

Results of Operations

    The J. Jill Group, Inc. (together with its wholly owned consolidated subsidiaries, the "Company" or "The J. Jill Group") is a specialty marketer of high quality women's apparel, accessories and gifts. The following table sets forth, for the fiscal periods indicated, certain items from the Company's consolidated statements of operations expressed as a percentage of net sales. Certain prior year financial statement amounts have been reclassified to be consistent with the presentation for the three and six months ended June 24, 2000. During the fourth quarter of fiscal 1999 the Company changed its income statement presentation to be more in line with the way the Company reviews its operations and to be more consistent with the presentation used by other companies in the industry. The most significant of these changes included combining prior year classifications of product costs and operations expense into cost of product and merchandising and combining prior year classifications of selling expense and general and administrative expense into selling, general and administrative expenses.

	Three Months Ended		Six Months Ended
	June 24, 2000	June 26, 1999	June 24, 2000	June 26, 1999
Consolidated Statements of Operations:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products and merchandising	64.6	64.8	67.3	66.7

Gross margin	35.4	35.2	32.7	33.3
Selling, general and administrative expenses	27.8	26.7	27.2	26.8

Income before interest and taxes	7.6	8.5	5.5	6.5
Interest, net	0.6	0.4	0.6	0.6

Income before taxes	7.0	8.1	4.9	5.9
Income tax provision	2.9	3.3	2.0	2.3

Net income	4.1%	4.8%	2.9%	3.6%

Selected Operating Data (in thousands):
Catalog circulation (1)	16,400	30,400	31,600	51,800
Twelve-month buyers (2)	982	1,047	982	1,047

(1)
In order to more closely match net sales to catalog circulation, the Company calculates catalog circulation on a percentage of completion basis. This calculation takes into account the total number of catalogs mailed during all periods and the Company's estimate of the expected sales life of each catalog edition. As used throughout this Form 10-Q, the term "catalog circulation" refers to circulation of the Company's catalogs calculated in such fashion. The catalog circulation amounts for the three and six months ended June 24, 2000 and the three and six months ended June 26, 1999 listed in the table above include 0.3 million, 0.7 million, 4.4 million and 10.2 million respectively, of catalog circulation for the recently discontinued Nicole Summers catalog concept.

(2)
As used throughout this Form 10-Q, the term "twelve-month buyers" means customers who have made a purchase from the Company within the previous 12 months. The twelve-month buyers listed above exclude twelve-month buyers related to the Nicole Summers catalog concept.

Overview

    During the fiscal year ended December 25, 1999 the Company began its transition from a multi-catalog concept direct mail retailer to a single brand retailer with multiple distribution channels. The Company previously marketed its products through two catalog concepts, J. Jill and Nicole Summers. During fiscal 1999, the Company decided to discontinue its Nicole Summers catalog concept to concentrate its resources on the J. Jill brand. The Company launched its e-commerce website, jjill.com, in August 1999 and began opening upscale retail stores in November 1999 as additional distribution channels to market its J. Jill merchandise. The Company plans to have a total of twenty to twenty-two retail stores open by the end of fiscal 2000. In an effort to better focus on each of these distribution channels, The J. Jill Group, Inc. formed three additional wholly owned subsidiaries effective as of the end of June, 2000:  1) J. Jill Direct, Inc. (catalog and internet business), 2) The Birch Pond Group, Inc. (retail store business), and 3) QT Services Group, Inc. (a service entity).

Comparison of the Three and Six Months Ended June 24, 2000 with the Three and Six Months Ended June 26, 1999

    During the three months ended June 24, 2000 ("second quarter 2000") net sales decreased by 33.3%, or $25.9 million, to $52.1 million from $78.0 million during the three months ended June 26, 1999 ("second quarter 1999"). During the six months ended June 24, 2000 ("the first half of 2000") net sales decreased by

28.9%, or $41.4 million, to $101.4 million from $142.8 million during the six months ended June 26, 1999 ("the first half of 1999"). The decline in net sales is primarily attributable to the discontinuation of the Nicole Summers concept and to circulation reductions at J. Jill. The table below summarizes the changes in net sales (in millions):

	Three Months Ended			Six Months Ended
	June 24, 2000	June 26, 1999	Change	June 24, 2000	June 26, 1999	Change
J. Jill Catalog and Internet	$48.2	$65.3	$(17.1)	$95.5	$117.9	$(22.4)
J. Jill Retail	3.6	—	3.6	4.6	—	4.6

J. Jill	51.8	65.3	(13.5)	100.1	117.9	(17.8)
Nicole Summers	0.3	12.7	(12.4)	1.3	24.9	(23.6)

Total	$52.1	$78.0	$(25.9)	$101.4	$142.8	$(41.4)

    The Company's J. Jill catalog and internet net sales decreased by $17.1 million or 26.2% during second quarter 2000 and $22.4 million or 19.0% during the first half of 2000. These decreases were attributable to decreases in catalog circulation of 38.0% and 25.8%, respectively. The reductions in catalog circulation were intended to improve catalog productivity and profitability. The Company's J. Jill catalogs were more productive during first quarter 2000 and the first half of 2000 as response rates increased by 18.3% and 12.5%, respectively, over the comparable periods in 1999. The Company's average order size also grew during these periods by 8.6% and 4.2%, respectively. Total twelve-month buyers for J. Jill decreased 6.2% to 982,000 at June 24, 2000 from 1,047,000 at June 26, 1999. The Company expects to increase circulation levels slightly during the remainder of fiscal 2000 as compared to the first half of 2000.

    Cost of products and merchandising consists primarily of merchandise development, control and acquisition costs, provisions for markdowns, order processing and customer service costs, distribution facility costs and occupancy costs for the new retail stores. During second quarter 2000 cost of products and merchandising decreased by $16.9 million, or 33.5%, to $33.6 million from $50.6 million during second quarter 1999. As a percentage of net sales, cost of products and merchandising decreased to 64.6% during second quarter 2000 from 64.8% during second quarter 1999. This decrease as a percentage of net sales is a result of the impact of lower clearance volume, the elimination of the Nicole Summers concept with its lower product margins and productivity efficiencies gained in the customer contact center. These improvements were almost completely offset by the deleveraging of the Company's fixed cost structure over lower sales volume. During the first half of 2000 cost of products and merchandising decreased by $27.0 million, or 28.4%, to $68.2 million from $95.3 million during the first half of 1999. As a percentage of net sales, cost of products and merchandising increased to 67.3% during the first half of 2000 from 66.7% during the first half of 1999. This overall increase was attributable to processing more units per order at a lower average unit price, increased shipments per order resulting from lower initial fulfillment rates, as well as the deleveraging of the fixed cost structure discussed above. Partially offsetting this increase is the impact of lower clearance volume and the discontinuance of the Nicole Summers catalog concept also discussed above. The Company expects cost of products and merchandising as a percentage of net sales for the remainder of fiscal 2000 to be slightly lower than those levels achieved during the first half of 2000.

    Selling, general and administrative expenses consist of costs to produce, print and distribute catalogs, and corporate administrative, e-commerce website, and retail store selling and administrative costs. During the second quarter of 2000 selling, general and administrative expenses decreased by $6.4 million, or 30.6%, to $14.5 million from $20.8 million during second quarter 1999. As a percentage of net sales, selling, general and administrative expenses increased to 27.8% during second quarter 2000 from 26.7% during second quarter 1999. During the first half of 2000 selling, general and administrative expenses decreased by $10.6 million, or 27.6%, to $27.7 million from $38.3 million during the first half of 1999. As a percentage of net sales, selling, general and administrative expenses increased to 27.2% during the first half of 2000 from 26.8% during the first half of 1999. These increases in selling, general and administrative expenses as a percentage of net sales are a result of increased general and administrative spending, primarily in the areas of compensation and occupancy, being deleveraged over lower net sales partially offset by the previously mentioned improved catalog productivity. During the remainder of fiscal 2000 the Company expects selling, general and administrative expenses as a percentage of net sales to increase slightly over those levels achieved during the second quarter 2000.

Income Taxes

    The Company provides for income taxes at an effective tax rate that includes the federal and state statutory tax rates. The Company's effective tax rates for second quarter 2000 and the first half of 2000, and second quarter 1999 and the first half of 1999, were 41.0% and 40.0%, respectively. The increase in effective tax rate reflects the effect of an increased state statutory tax rate due to the Company doing business in states with higher tax rates.

Liquidity and Capital Resources

    The J. Jill Group's principal working capital needs arise from the need to support costs incurred in advance of revenue generation, primarily inventory acquisition and catalog development, production and mailing costs incurred prior to the beginning of each selling season. The Company has two selling seasons that correspond to the fashion seasons. The spring season begins in January and ends in July. The fall season begins in July and ends in January. Capital needs arise from capital expenditures necessary to support the growth of the Company, including the new retail store initiative, and improvements to the Company's physical and operating infrastructure. During the six months ended June 24, 2000 the Company funded its working capital and capital investment needs with cash generated from operations and cash held at December 25, 1999.

    The Company's cash and cash equivalents balance decreased by $2.4 million during the first half of 2000 primarily as a result of $9.1 million used for capital expenditures and $0.9 million used to pay down debt partly offset by $7.7 million in cash provided by operating activities. Capital expenditures during the first half of 2000 were mainly comprised of $6.3 million paid out for the Company's new retail store initiative and $1.4 million for the construction of and furniture for the new corporate headquarters in Quincy, Massachusetts (the "Quincy facility"). Substantially all leasehold improvements and furniture expenditures for the Quincy facility had been made as of June 24, 2000. The $7.7 million of cash provided by operating activities was derived from net income before depreciation and increased accounts payable and accrued expense balances.

    The Company's cash and cash equivalents balance decreased by $8.0 million for the first half of 1999. This decrease resulted from a combination of net payments of debt of $9.7 million in connection with refinancing of the Company's operations and fulfillment center in Tilton, New Hampshire (the "Tilton facility") on a long term basis, and $4.8 million used for capital expenditures partly offset by net cash provided by operating activities of $5.6 million. Capital expenditures during the first half of 1999 were primarily for the construction of the Tilton facility. The $5.6 million of cash provided by operating activities came from net income before depreciation and decreased inventory balances, offset by lower accounts payable and accrued expense balances.

    The Company's credit facilities at June 24, 2000 consisted of (i) a $12.0 million real estate loan (the "Tilton Facility Loan"); (ii) a $9.5 million equipment loan (the "Equipment Loan"); (iii) a $1.0 million furniture loan (the "Furniture Loan"); (iv) a $1.7 million real estate loan (the "Meredith Facility Loan"); and (v) a $30.0 million revolving line of credit (the "Revolver"). At June 24, 2000 there were $20.2 million of letters of credit outstanding under the Revolver and no borrowings, leaving $9.8 million available under the Revolver. The weighted average interest rate for amounts outstanding under the Company's credit facilities during the six months ended June 24, 2000 was 7.35%. The Tilton Facility Loan is collateralized by a mortgage lien on the Tilton facility. The Tilton facility is owned by The J. Jill Group's wholly owned subsidiary, Birch Pond Realty Corporation ("Birch Pond"), and leased to The J. Jill Group. The Equipment Loan is collateralized by substantially all of the Company's materials handling equipment. The Furniture Loan is collateralized by certain workstations and office furniture. The remaining credit facilities are collateralized by substantially all of the Company's remaining assets. The Company's credit facilities contain various lending conditions and covenants including restrictions on permitted liens. Certain credit facilities also require compliance with certain debt service coverage ratios. Effective March 24, 2000, the loan agreement relating to the Meredith Facility Loan and the Revolver was amended to exclude certain capital expenditures made during fiscal 2000 from the debt service coverage ratio calculation and adjusting certain other requirements. On August 7, 2000, the loan agreement covering the Meredith Facility Loan and the Revolver was amended to recognize the Company's newly formed wholly owned subsidiaries. The Company is currently reevaluating the terms of its Revolver, including the maturity date, availability needs and covenants.

    The Company opened two retail stores in the fourth quarter of fiscal 1999 and opened five additional retail stores during the first half of 2000. The Company currently plans to have a total of twenty to twenty-two retail stores open by the end of fiscal year 2000. During the six months ended June 24, 2000 the Company entered into lease agreements for seven retail stores with combined minimum annual lease payments ranging between $1.5 million and $1.8 million per year, each with terms of approximately 10 years. Cash requirements, primarily comprised of leasehold improvements, net of tenant improvement allowances, and initial inventory acquisition, for the new retail stores are currently estimated at an average of between $0.9 million and $1.0 million per retail store.

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

New Accounting Standards

    In December 1999 the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which provides guidance on properly applying Generally Accepted Accounting Principles to revenue recognition in financial statements. In March and June 2000 the SEC issued Staff Accounting Bulletins No. 101A and No. 101B, respectively, to delay the implementation date of SAB 101. As a result of these two recent Staff Accounting Bulletins, the implementation date of SAB 101 has been delayed until the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company is currently evaluating the impact of SAB 101 on the Company's consolidated financial statements. The SEC is in the process of drafting a frequently-asked-question document that may aid companies in evaluating the effects of SAB 101.

    In March 2000 the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation—an interpretation of APB Opinion No. 25." The Company incorporated the guidance of FIN 44 during the three months ended June 24, 2000 and there was no effect on these consolidated financial statements.

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

PART II—OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

    The Company held an Annual Meeting of Stockholders on June 1, 2000. At the Annual Meeting, the stockholders of the Company voted to approve the following actions by the following votes:

  1.
  To elect the following nominees as Class A Directors of the Company:
	For	Withholding Authority
William E. Engbers	7,710,400	283,512
Samuel L. Shanaman	7,704,253	289,659

  2.
  To amend the 1998 Employee Stock Purchase Plan to increase the number of shares of Common Stock that may be issued thereunder to 400,000:
Number of Shares
For	7,671,014
Against	316,254
Abstain	6,644

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
3.3	By-Laws of the Company, as amended (included as Exhibit 99.1 to the Company's Current Report on Form 8-K dated November 24, 1999, File No. 0-22480, and incorporated herein by reference)
Material Contracts
10.1	Severance Agreement, dated April 3, 2000, between the Company and Dennis J. Adomaitis
10.2	Severance Agreement, dated April 3, 2000, between the Company and Olga L. Conley
10.3	Severance Agreement, dated April 3, 2000, between the Company and Gordon R. Cooke
10.4	Severance Agreement, dated April 3, 2000, between the Company and John J. Hayes
10.5	Severance Agreement, dated April 3, 2000, between the Company and Patricia C. Lee
10.6	Fourth Amended and Restated Loan Agreement, dated August 7, 2000, between the Company and Citizens Bank of Massachusetts
10.7	Security Agreement, dated August 7, 2000, between The Birch Pond Group, Inc. and Citizens Bank of Massachusetts
10.8	Security Agreement, dated August 7, 2000, between QT Services Group, Inc. and Citizens Bank of Massachusetts
10.9	Security Agreement, dated August 7, 2000, between J. Jill Direct, Inc. and Citizens Bank of Massachusetts
10.10	Guaranty (Unlimited), dated August 7, 2000, between The Birch Pond Group, Inc. and Citizens Bank of Massachusetts
10.11	Guaranty (Unlimited), dated August 7, 2000, between QT Services Group, Inc. and Citizens Bank of Massachusetts
10.12	Guaranty (Unlimited), dated August 7, 2000, between J. Jill Direct, Inc. and Citizens Bank of Massachusetts
10.13	Pledge Agreement, dated August 7, 2000, between the Company and Citizens Bank of Massachusetts
10.14	Letter of Confirmation, dated August 7, 2000, by the Birch Pond Group, Inc. to Citizens Bank of Massachusetts
10.15	Letter of Confirmation, dated August 7, 2000, by J.Jill direct, Inc. to Citizens Bank of Massachusetts

10.16	Letter of Confirmation, dated August 7, 2000, by QT Services Group, Inc. to Citizens Bank of Massachusetts
10.17	First Amendment to Third Replacement Revolving Note dated August 7, 2000 between the Company and Citizens Bank of Massachusetts
Financial Data Schedule
27.1	Financial Data Schedule

(2)
Reports on Form 8-K

      The Company has not filed any reports on Form 8-K during the quarter ended June 24, 2000.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE J. JILL GROUP, INC.
Dated: August 7, 2000	By:	/s/ Olga L. Conley Olga L. Conley Authorized Officer Senior Vice President—Finance, Chief Financial Officer and Treasurer (Principal Financial Officer)
Dated: August 7, 2000	By:	/s/ Peter J. Tulp Peter J. Tulp Authorized Officer Vice President—Finance and Corporate Controller (Principal Accounting Officer)

THE J. JILL GROUP, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 24, 2000
EXHIBIT INDEX

Material Contracts
10.1	Severance Agreement, dated April 3, 2000, between the Company and Dennis J. Adomaitis
10.2	Severance Agreement, dated April 3, 2000, between the Company and Olga L. Conley
10.3	Severance Agreement, dated April 3, 2000, between the Company and Gordon R. Cooke
10.4	Severance Agreement, dated April 3, 2000, between the Company and John J. Hayes
10.5	Severance Agreement, dated April 3, 2000, between the Company and Patricia C. Lee
10.6	Fourth Amended and Restated Loan Agreement, dated August 7, 2000, between the Company and Citizens Bank of Massachusetts
10.7	Security Agreement, dated August 7, 2000, between The Birch Pond Group, Inc. and Citizens Bank of Massachusetts
10.8	Security Agreement, dated August 7, 2000, between QT Services Group, Inc. and Citizens Bank of Massachusetts
10.9	Security Agreement, dated August 7, 2000, between J. Jill Direct, Inc. and Citizens Bank of Massachusetts
10.10	Guaranty (Unlimited), dated August 7, 2000, between The Birch Pond Group, Inc. and Citizens Bank of Massachusetts
10.11	Guaranty (Unlimited), dated August 7, 2000, between QT Services Group, Inc. and Citizens Bank of Massachusetts
10.12	Guaranty (Unlimited), dated August 7, 2000, between J. Jill Direct, Inc. and Citizens Bank of Massachusetts
10.13	Pledge Agreement, dated August 7, 2000, between the Company and Citizens Bank of Massachusetts
10.14	Letter of Confirmation, dated August 7, 2000, by the Birch Pond Group, Inc. to Citizens Bank of Massachusetts
10.15	Letter of Confirmation, dated August 7, 2000, by J. Jill Direct, Inc. to Citizens Bank of Massachusetts
10.16	Letter of Confirmation, dated August 7, 2000, by QT Services Group, Inc. to Citizens Bank of Massachusetts
10.17	First Amendment to Third Replacement Revolving Note dated August 7, 2000 between the Company and Citizens Bank of Massachusetts
Financial Data Schedule
27.1	Financial Data Schedule

(2)
Reports on Form 8-K

      The Company has not filed any reports on Form 8-K during the quarter ended June 24, 2000.

QuickLinks

THE J. JILL GROUP, INC. INDEX TO QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 24, 2000
PART II—OTHER INFORMATION
SIGNATURES
THE J. JILL GROUP, INC. FORM 10-Q FOR THE QUARTER ENDED JUNE 24, 2000 EXHIBIT INDEX