Form 10-Q
period 2000-09-23
J JILL GROUP INC
filed 2000-11-07
CIK 910721

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 23, 2000

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Shares outstanding of the Registrant's common stock (par value $0.01) at October 27, 2000: 10,064,797

THE J. JILL GROUP, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 23, 2000

		Page
PART I—FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements	3-14
	Consolidated Balance Sheets at September 23, 2000, September 25, 1999 and December 25, 1999	3
	Consolidated Statements of Operations for the three months and the nine months ended September 23, 2000 and September 25, 1999	4
	Consolidated Statements of Cash Flows for the nine months ended September 23, 2000 and September 25, 1999	5
	Notes to Condensed Consolidated Financial Statements	6-14
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15-23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
PART II—OTHER INFORMATION
Item 5.	Other Information	24
Item 6.	Exhibits and Reports on Form 8-K	24
Signatures		25

THE J. JILL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	September 23, 2000	September 25, 1999	December 25, 1999
ASSETS
Current assets:
Cash and cash equivalents	$1,174	$1,416	$5,500
Cash held in escrow	507	198	448
Assets held for sale	2,281	2,423	2,313
Inventory	39,025	31,326	21,705
Prepaid catalog expenses	4,630	7,475	3,963
Deferred income taxes	8,235	6,662	10,083
Other current assets	6,306	7,744	5,940

Total current assets	62,158	57,244	49,952
Property and equipment, net	56,688	44,614	46,995
Deferred income taxes	2,075	3,926	3,065
Other non-current assets	1,755	1,770	1,347

Total assets	$122,676	$107,554	$101,359

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$16,956	$12,522	$6,527
Accrued expenses	10,282	5,754	9,378
Accrued customer returns	6,134	6,684	7,357
Current portion of long-term debt	6,909	1,815	3,137

Total current liabilities	40,281	26,775	26,399
Long-term debt, less current portion	17,755	25,010	19,098
Other non-current liabilities	2,124	—	—
Commitments
Stockholders' equity:
Special preferred stock (par value $0.01) 1,000,000 shares authorized	—	—	—
Common stock (par value $0.01) 15,000,000 shares authorized, 10,044,797, 9,988,671 and 9,990,421 shares issued and outstanding as of September 23, 2000, September 25, 1999 and December 25, 1999, respectively	100	100	100
Additional paid-in capital	63,060	61,260	62,899
Accumulated deficit	(644)	(5,591)	(7,137)

Total stockholders' equity	62,516	55,769	55,862

Total liabilities and stockholders' equity	$122,676	$107,554	$101,359

The accompanying notes are an integral part of the consolidated financial statements.

THE J. JILL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 23, 2000	September 25, 1999	September 23, 2000	September 25, 1999
Net sales	$58,186	$46,323	$159,629	$189,083
Cost of products and merchandising	36,851	34,068	105,077	129,325

Gross margin	21,335	12,255	54,552	59,758
Selling, general and administrative expenses	14,830	15,261	42,511	53,518
Special charges	—	3,628	—	3,628

Income (loss) before interest and taxes	6,505	(6,634)	12,041	2,612
Interest, net	327	409	931	1,175

Income (loss) before taxes	6,178	(7,043)	11,110	1,437
Income tax provision (benefit)	2,595	(2,817)	4,617	575

Net income (loss)	$3,583	$(4,226)	$6,493	$862

Earnings per share:
Basic	$0.36	$(0.42)	$0.65	$0.09
Diluted	$0.34	$(0.42)	$0.63	$0.08
Weighted average shares outstanding:
Basic	10,037	9,956	10,019	9,842
Diluted	10,401	9,956	10,286	10,561

The accompanying notes are an integral part of the consolidated financial statements.

THE J. JILL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 23, 2000	September 25, 1999
Cash flows provided by (used in) operating activities:
Net income	$6,493	$862
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,915	3,443
Deferred income taxes	2,838	866
Non-cash write-down of assets held for sale	—	2,129
Changes in assets and liabilities:
Increase in inventory	(17,320)	(4,479)
Increase in prepaid catalog expenses	(667)	(2,221)
Increase in other assets	(742)	(5,058)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	13,307	(1,659)
Decrease in accrued customer returns	(1,223)	(1,649)

Net cash provided by (used in) operating activities	6,601	(7,766)
Cash flows used in investing activities:
Increase in cash held in escrow	(59)	(198)
Additions to property and equipment	(13,458)	(5,817)

Net cash used in investing activities	(13,517)	(6,015)
Cash flows provided by (used in) financing activities:
Borrowings under debt agreements	5,360	24,921
Payments of debt borrowings	(2,931)	(31,031)
Proceeds from stock transactions	161	1,311

Net cash provided by (used in) financing activities	2,590	(4,799)
Net decrease in cash and cash equivalents	(4,326)	(18,580)
Cash and cash equivalents at:
Beginning of period	5,500	19,996

End of period	$1,174	$1,416

The accompanying notes are an integral part of the consolidated financial statements.

THE J. JILL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

         The financial statements included herein have been prepared by The J. Jill Group, Inc. (together with its wholly owned consolidated subsidiaries, the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and in the opinion of management contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. As a retailer, the Company is subject to seasonal fluctuations in net sales. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. Accordingly, although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 25, 1999 ("fiscal 1999").

A.  Nature of business:

    The Company is a specialty retailer of high quality women's apparel, accessories and footwear that markets its products through its catalogs, retail stores and e-commerce website. During fiscal 1999 the Company discontinued its Nicole Summers catalog concept, launched its e-commerce website (during August 1999) and began opening retail stores (during November 1999), as it shifted from being a multiple catalog concept direct mail retailer to being a single brand retailer with multiple distribution channels.

B.  Summary of significant accounting policies:

Principles of consolidation

    The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany balances and transactions have been eliminated.

Fiscal year

    The Company's fiscal year ends on the last Saturday in December. The twelve months ending December 30, 2000 ("fiscal 2000") will be a 53-week fiscal year. In a 53-week fiscal year, three of the quarters are 13-week periods and one is a 14-week period. The fourth quarter of fiscal 2000 will be a 14-week period.

Revenue recognition

    The Company recognizes sales and the related cost of sales at the time the products are shipped to customers. Sales are final upon shipment of goods to the customer. However, the customer may return ordered items for an exchange or refund. The Company provides an allowance based on projected merchandise returns, taking into consideration historical experience and other factors. The returns allowance is recorded as a reduction to net sales for the estimated retail value of the projected merchandise returns and as a reduction in cost of products for the corresponding cost amount. Shipping and handling fees charged to the customer are recognized at the time the products are shipped to the customer and are included in net sales. The cost of shipping products to the customer is recognized at the time the products are shipped to the customer and is included in cost of products and merchandising.

Cash and cash equivalents

    Cash and cash equivalents consist primarily of cash on deposit in banks and may also include cash invested in money market mutual funds and overnight repurchase agreements. The Company considers all highly liquid instruments, including certificates of deposit, with remaining maturity at time of purchase of three months or less to be cash equivalents.

Pre-opening costs

    Pre-opening costs for the Company's new retail stores include costs incurred prior to store opening (e.g. payroll costs and manager training expenses). These costs are expensed as incurred and are included in selling, general and administrative expenses.

Cash held in escrow

    Cash held in escrow consists of amounts the Company's wholly owned subsidiary, Birch Pond Realty Corporation, is required to keep in escrow associated with the outstanding loan on the operations and fulfillment center in Tilton, New Hampshire (the "Tilton facility"). These amounts will be used to pay real estate taxes, insurance and various costs for repairs and replacements related to the Tilton facility.

Inventory

    Inventory, consisting of merchandise for sale, is stated at the lower of cost or market, with cost determined using the weighted average cost method. The Company provides for markdown reserves based on expected net realizable market value.

Selling expenses

    Selling expenses consist primarily of the cost to produce, print and distribute catalogs ("catalog costs"), retail store selling and administrative costs, primarily salaries and benefits, and other marketing department costs. Costs associated with the Company's e-commerce website are also included in selling expenses. Catalog costs are considered direct-response advertising and as such are capitalized as incurred and amortized over the expected sales life of each catalog, which is generally a period not exceeding six months. Creative and production costs associated with the Company's e-commerce website are also considered direct response advertising and as such are capitalized as incurred and amortized over the respective selling season, which is generally a period not to exceed six months. Strategy and planning costs associated with the Company's e-commerce website are expensed as incurred.

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

    The Company accounts for its internal-use software, including website development costs, in accordance with the American Institute of Certified Public Accountants' issued Statement of Position No. 98-1

("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. SOP 98-1 also requires that costs related to the preliminary project stage and the post-implementation/operations stage of an internal-use computer software development project be expensed as incurred.

Long-lived assets

    Management periodically considers whether there has been a permanent impairment in the value of its long-lived assets, primarily property and equipment, by evaluating various factors, including current and projected future operating results and undiscounted cash flows. The value of impaired long-lived assets is adjusted periodically based on changes in these factors. During fiscal 1999 the Company determined that certain long-lived assets were impaired. See Note C.

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

    The Company has evaluated its operations to determine if any risks and uncertainties exist that could severely impact its operations in the near term. The Company believes that its concentration risks are limited, primarily due to the fact that it purchases its inventory through buying agents and directly from a variety of vendors. The buying agents generally purchase the Company's inventory directly from a variety of foreign vendors. During fiscal 1999 and the nine months ended September 23, 2000 the Company did not purchase more than 10% of its inventory directly from any one vendor, however it did purchase between 15% - 20% of its inventory through one buying agent. Although the Company could purchase this inventory through alternative buying agents and or directly from vendors, loss of this buying agent could temporarily disrupt operations. The Company attempts to mitigate this risk by working closely with key agents and vendors.

Reclassifications

    Certain prior year financial statement amounts have been reclassified to be consistent with the presentation for the three months and nine months ended September 23, 2000. During fiscal 1999 the

Company changed its statement of operations presentation to be more in line with the way the Company views its operations and to be more consistent with the presentation used by other companies in the industry. The most significant of these changes included combining prior year classifications of product costs and operations expense into cost of product and merchandising and combining prior year classifications of selling expense and general and administrative expense into selling, general and administrative expenses. As part of these changes the Company reclassified approximately $1,030,000 and $2,528,000 from selling, general and administrative expenses to cost of product and merchandising respectively for the three months and the nine months ended September 25, 1999, respectively.

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

C.  Accrued special charges:

    During the second half of fiscal 1999 the Company recorded charges totaling $5,987,000 primarily associated with its decision to discontinue its Nicole Summers catalog concept. These charges included a $3,628,000 special charge in the third quarter of fiscal 1999 shown separately on the consolidated statement of operations and a $2,359,000 ($1,648,000 in the third quarter and $711,000 in the fourth quarter of fiscal 1999) inventory markdown charge included in cost of products and merchandising. The $3,628,000 special charge was comprised primarily of asset impairments, lease commitment costs, severance costs and other costs related to the discontinuance of Nicole Summers. The inventory markdown charge includes a write-down of inventory to the lower of cost or market as well as costs to exit certain inventory commitments made in the ordinary course of business.

    The Company's liquidation plan for the Nicole Summers inventory was substantially complete as of June 24, 2000 and had more favorable results than anticipated. During second quarter 2000, the Company received proceeds from the Nicole Summers inventory liquidation greater than the estimated net realizable value established for the inventory. As a result, the Company recorded an additional $250,000 of gross margin during second quarter 2000. The Company does not expect the proceeds related to the remaining Nicole Summers inventory to be material.

    At September 23, 2000, September 25, 1999 and December 25, 1999, accrued expenses included $173,000, $637,000 and $532,000, respectively, representing the remaining accrued special charges related to the discontinuance of Nicole Summers. These accrued special charges are comprised of lease commitment costs, severance costs and certain other costs. The change between December 25, 1999 and September 23, 2000 reflects payment of a portion of the lease commitment costs, the severance costs and other costs. The Company expects to complete paying for the majority of these items during fiscal 2000. During December 1999, the Company leased its previous warehouse and distribution center located in Meredith, New Hampshire to a third party. The Company is currently planning to dispose of this property during fiscal 2001.

D.  Debt:

    The Company's credit facilities at September 23, 2000 consisted of (i) a $12,000,000 real estate loan (the "Tilton Facility Loan"); (ii) a $9,500,000 equipment loan (the "Equipment Loan"); (iii) a $980,000 furniture loan (the "Furniture Loan"); (iv) a $1,650,000 real estate loan (the "Meredith Facility Loan"); and (v) a $30,000,000 revolving line of credit (the "Revolver").

    The Tilton Facility Loan is collateralized by a mortgage lien on the Tilton facility. The Tilton facility is owned by the Company's wholly owned subsidiary, Birch Pond Realty Corporation and leased to the Company. The Equipment Loan is collateralized by substantially all of the Company's materials handling equipment. The Furniture Loan is collateralized by certain workstations and office furniture. The remaining credit facilities are collateralized by substantially all of the Company's remaining assets. The Company's credit facilities contain various lending conditions and covenants including restrictions on permitted liens. Certain credit facilities also contain covenants that require compliance with certain debt service coverage and other financial ratios. Effective March 24, 2000, the loan agreement relating to the Meredith Facility Loan and the Revolver was amended to exclude certain capital expenditures made during fiscal 2000 from the debt service coverage ratio calculation and to adjust certain other requirements. On August 7, 2000, the loan agreement covering the Meredith Facility Loan and the Revolver was amended to recognize certain modifications in the Company's corporate structure. Effective September 22, 2000, the loan agreement covering the Meredith Facility Loan and the Revolver was further amended to exclude Revolver advances from the current ratio and to modify the definition of the debt service coverage ratio to be consistent with the definition originally included in the amendment dated March 24, 2000. The Company is currently negotiating with its primary lender to replace the Revolver with a new larger revolving credit facility.

    Payments of principal and interest on the Tilton Facility Loan, a 10-year loan, are due monthly, based on a 20-year amortization, with a balloon payment of the remaining balance payable on April 1, 2009. The interest rate on the Tilton Facility Loan is fixed at 7.30% per annum. The Equipment Loan requires monthly payments of principal and interest through its maturity on December 1, 2005 and has a weighted average interest rate of 7.62% per annum. Interest on the Furniture Loan is fixed at 6.25% per annum and requires monthly payments of principal and interest through its maturity on March 30, 2002. Payments of principal and interest on the Meredith Facility Loan, a 5-year loan, are due monthly, based on a 15-year amortization, with a balloon payment of the remaining balance payable on July 30, 2002. Interest on the Meredith Facility Loan is fixed at 7.60%. Prior to September 7, 2000 interest on the Meredith Facility Loan had been fixed at 6.74%. The weighted average interest rate on the Meredith Facility Loan was 6.79% for the nine months ended September 23, 2000. The Revolver matures on June 1, 2001 and at September 23, 2000 bore interest at 9.50% per annum. The availability under the Revolver is reduced by outstanding borrowings and outstanding letters of credit. Outstanding borrowings under the Revolver totaled $3,785,000 and $4,000,000 respectively at September 23, 2000 and September 25, 1999. Outstanding letters of credit totaled $17,972,000 and $8,664,000 at September 23, 2000 and September 25, 1999, respectively. The outstanding letters of credit do not bear interest. The Company is required to pay a commitment fee of 1/8 of 1% per annum on the unused portion of the Revolver.

    A summary of the Company's outstanding long-term debt follows (in thousands):

	September 23, 2000	September 25, 1999	December 25, 1999
Real estate loans	$12,938	$13,316	$13,222
Equipment loans	7,393	8,639	8,220
Furniture loans	540	855	778
Revolver loans	3,785	4,000	—
Capitalized lease obligations	8	15	15

Total long-term debt	24,664	26,825	22,235
Less current maturities	6,909	1,815	3,137

Long-term debt, less current portion	$17,755	$25,010	$19,098

E.  Earnings per share:

    A reconciliation of the numerators and denominators of the basic and diluted earnings per share ("EPS") computation follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 23, 2000	September 25, 1999	September 23, 2000	September 25, 1999
Numerator:
Net income (loss)	$3,583	$(4,226)	$6,493	$862

Denominator (shares):
Basic weighted average shares outstanding	10,037	9,956	10,019	9,842
Assumed exercise of stock options	364	—	267	719

Diluted weighted average shares outstanding	10,401	9,956	10,286	10,561

Earnings per share:
Basic	$0.36	$(0.42)	$0.65	$0.09
Diluted	$0.34	$(0.42)	$0.63	$0.08

    At September 23, 2000 and September 25, 1999, of the options then outstanding, options to purchase 100,000 and 327,500 shares of common stock respectively were excluded from the computation of diluted EPS on the basis that such options were antidilutive. Between September 23, 2000 and October 28, 2000, the Company granted options to purchase 830,000 shares of common stock to employees.

F.  Commitments:

    During the nine months ended September 23, 2000 the Company entered into lease agreements for fifteen retail stores each beginning during fiscal 2000 and having terms of approximately ten years. In addition to the commitments identified in Note J of the Company's Annual Report on Form 10-K for the

fiscal year ended December 25, 1999, the Company's commitments include combined future annual minimum lease payments due under these additional retail store leases as follows (in thousands):

Fiscal 2000	$1,348
Fiscal 2001	3,230
Fiscal 2002	3,230
Fiscal 2003	3,309
Fiscal 2004	3,413
Thereafter	20,725

Total	$35,255

    Between September 23, 2000 and October 28, 2000, the Company entered into leases for an additional four retail stores. Included in other non-current liabilities are deferred credits related to retail store leases.

G.  Options:

    During April 2000 the Company paid approximately $60,000 to certain option holders as an incentive to have their options cancelled. A total of 879,000 outstanding options under the 1993 Stock Option Plan were cancelled as a result of this incentive. The following table reflects activity under the 1993 Stock Option Plan between December 25, 1999 and September 23, 2000. The Company incorporated the guidance of the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation—an interpretation of APB Opinion No. 25", as it relates to the option activity listed below as well as other potential transactions involving stock compensation and there was no effect on the Company's consolidated financial statements.

	Number of Shares	Exercise Price Per Share	Wtd. Avg. Exercise Price
Balance at December 25, 1999	1,806,621	$1.38 - 20.83	$10.60
Granted	55,000	4.06 - 6.00	5.12
Exercised	(37,550)	1.83 - 5.00	2.71
Cancelled—Terminations	(102,500)	4.38 - 14.75	10.83
Cancelled—Other	(879,000)	10.13 - 20.83	15.16

Balance at September 23, 2000	842,571	$1.38 - 20.83	$5.81

H.  Recent accounting standards:

    In December 1999 the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which provides guidance on properly applying Generally Accepted Accounting Principles to revenue recognition in financial statements. In March and June 2000 the SEC issued Staff Accounting Bulletins No. 101A and No. 101B, respectively, to delay the implementation date of SAB 101. As a result of these two recent Staff Accounting Bulletins, the implementation date of SAB 101 has been delayed until the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company is currently evaluating the impact of SAB 101 on the Company's consolidated financial statements, primarily the impact of recording sales upon shipment of goods to customers versus at time of customer receipt, and will adopt the provisions of SAB 101 in the fourth quarter of fiscal 2000.

    In March 2000 the FASB issued FIN 44, "Accounting for Certain Transactions Involving Stock Compensation—an interpretation of APB Opinion No. 25." The Company incorporated the guidance of FIN 44 during fiscal 2000 and there was no effect on the Company's consolidated financial statements.

    In July 2000 the Emerging Issues Task Force ("EITF") of the FASB concluded on Issue 1 of EITF issue No. 00-10 "Accounting for Shipping and Handling Fees and Costs," which provides guidance on the presentation of shipping and handling revenue and costs in the statement of operations. EITF issue No. 00-10 is a clarification of EITF issue 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent" and the effective date of the issue is no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. Shipping and handling fees charged to the customer are included in net sales as required by EITF issue No. 00-10 and 99-19. The cost of shipping products to the customer is recognized at the time the products are shipped to the customer and is included in cost of products and merchandising. The Company has determined that Issue No. 00-10 and 99-19 had no effect on the Company's consolidated financial statements.

I.  Segment information:

    The Company currently has two reportable business segments, direct and retail. Both of these segments are focused on selling J. Jill apparel, accessories and footwear. Each segment is separately managed and utilizes distinct distribution and marketing strategies. The direct segment utilizes catalogs and an e-commerce website, www.jjill.com, to market J. Jill merchandise. The retail segment sells similar merchandise through retail stores. The Company began operation of its retail segment in November 1999. Prior to the third quarter of fiscal 2000, the Company aggregated its segments. Segment information for fiscal 1999 has been restated to conform to current period presentation. Results from the Company's catalog outlet stores and the discontinued Nicole Summers catalog are included in the direct segment. Segment reporting is intended to give financial statement users a view of the Company "through the eyes of management". It designates the Company's internal management reporting structure as the basis for determining the Company's reportable segments, as well as the basis for determining the information to be disclosed for those segments.

    The accounting policies of the Company's segments are the same as those described in Note B. In addition, inter-segment balances and transactions have been eliminated. The Company evaluates its segment profitability based on the direct contribution of each segment. Direct contribution represents each segment's net sales less direct costs related to the segment's operations. Direct costs for both segments include merchandise acquisition and control costs and provisions for markdowns. In addition, direct costs for the direct segment include catalog costs, certain order processing costs and e-commerce selling costs, and direct costs for the retail segment include retail store selling, occupancy and administrative costs. Direct contribution less unallocated shared-service costs, general and administrative expenses and special charges (see Note C) is equal to income before interest and taxes. Unallocated shared-service costs include distribution and warehousing costs, as well as merchandising and product development costs. General and administrative expenses include corporate executive management costs, support service costs (e.g. shared information systems, finance and human resources) and corporate headquarters occupancy costs. Segment assets are those that are directly used in or identified with segment operations, including inventory in stores, accounts receivable and other operating assets. Unallocated assets include corporate cash and cash equivalents, the Company's corporate headquarters and distribution facility, corporate information systems, deferred tax amounts, all inventory except inventory in stores, assets held for sale and other corporate assets.

    The following tables provide financial information by segment for the third quarter and for the nine months ended September 2000 and 1999.

	Direct	Retail	Other(1)	Total
Net sales
Third quarter 2000	$51,529	$6,955	$(298)	$58,186
Third quarter 1999	46,767	—	(444)	46,323
Nine months ended September 23, 2000	148,900	11,535	(806)	159,629
Nine months ended September 25, 1999	190,634	—	(1,551)	189,083
Direct contribution
Third quarter 2000	$14,928	$527	*	$15,455
Third quarter 1999	8,323	(140)	*	8,183
Nine months ended September 23, 2000	38,700	(345)	*	38,355
Nine months ended September 25, 1999	37,642	(221)	*	37,421

(1)
Net sales amounts under the heading "Other" represent certain operating allowances associated with the Company's shared distribution center.

*
Not applicable

	Direct	Retail	Unallocated assets	Total
Assets
September 23, 2000	$8,172	$17,371	$97,133	$122,676
September 25, 1999	11,330	372	95,852	107,554

    The following table provides a reconciliation of segment direct contribution to income (loss) before interest and taxes.

	Three Months Ended		Nine Months Ended
	September 23, 2000	September 25, 1999	September 23, 2000	September 25, 1999
Direct contribution	$15,455	$8,183	$38,355	$37,421
Unallocated shared-service costs	(4,936)	(6,096)	(15,067)	(19,640)
General and administrative expenses	(4,014)	(3,445)	(11,247)	(9,893)
Special charges	—	(5,276)	—	(5,276)

Income (loss) before interest and taxes	$6,505	$(6,634)	$12,041	$2,612

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

    This Form 10-Q, including the following discussion, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which involve risks and uncertainties. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, the words "projected", "anticipated", "planned", "expected" and similar expressions are intended to identify forward-looking statements. The Company's actual results, performance or achievements may differ significantly from the results discussed in or implied by the forward-looking statement. Factors that might cause such a difference include, but are not limited to, the following: the continued success or possible future failure of the retail store initiative; the ability of the Company to effectively manage its operations and growth in a multiple distribution channel environment; the availability, terms and deployment of capital; significant changes in customer acceptance of the Company's product offerings; changes in competition in the apparel industry; changes in consumer spending, fashion trends and consumer preferences; changes in, or the failure to comply with, federal and state tax and other government regulations; the customary risks of purchasing merchandise abroad, including longer lead times, higher initial purchase commitments and foreign currency fluctuations; possible future increases in expenses and labor and employee benefit costs; the ability of the Company to attract and retain qualified personnel; business abilities and judgment of management; the existence or absence of brand awareness; the existence or absence of publicity, advertising and promotional efforts; the success or failure of operating initiatives; the mix of the Company's sales between full price and liquidation merchandise; general economic and business conditions and other factors. See also Item 1A, Risk Factors, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 25, 1999.

Overview

    The J. Jill Group, Inc. (together with its wholly owned consolidated subsidiaries, the "Company"), is a specialty retailer of high quality women's apparel, accessories and footwear that markets its products through its catalogs, retail stores and e-commerce website. During fiscal 1999 the Company discontinued its Nicole Summers catalog concept, launched its e-commerce website www.jjill.com (during August 1999) and began opening retail stores (during November 1999), as it shifted from being a multiple catalog concept direct mail retailer to being a single brand retailer with multiple distribution channels.

    During the three months ended September 23, 2000 ("third quarter 2000") net sales increased by 25.6%, or $11.9 million, to $58.2 million from $46.3 million during the three months ended September 25, 1999 ("third quarter 1999"). Income before interest and taxes ("operating income") for third quarter 2000 totaled $6.5 million or 11.2% of net sales compared to a loss from operations of $6.6 million during third quarter 1999. Net income for third quarter 2000 was $3.6 million or $0.34 per diluted share versus a net loss of $4.2 million or $0.42 per diluted share in the third quarter of last year. During third quarter 1999 the Company recorded special charges totaling $5.3 million primarily associated with its decision to shutdown its Nicole Summers catalog concept.

    The Company's operations are segregated into two distinct business segments, direct and retail. Each segment is separately managed and utilizes distinct distribution and marketing strategies. During third quarter 2000, both segments were favorably impacted by positive customer response to the Company's fall season merchandise offerings. Direct segment net sales, excluding those relating to the Company's discontinued Nicole Summers catalog concept, increased 21.8% as compared to third quarter 1999. Retail segment net sales levels continue to exceed management's expectations and contributed 12.0% of total Company net sales for the quarter. The Company continues to make significant investments in its retail and e-commerce channels of distribution. Even with these investments, the Company experienced a significant leveraging of its expense structure during third quarter 2000, resulting in the highest quarterly operating margin—11.2%—in the Company's recent history. The Company is now benefiting from the significant investments previously made in systems, facilities and staffing.

Business Strategy Update

    The Company remains committed to and confident in its multi-channel strategy. The Company believes that its J. Jill brand is positioned to capture share in a market segment that is large, growing and under-served. The Company also believes that the combination of "mail, mall and web" is a powerful retailing model which leverages the J. Jill brand and the Company's infrastructure.

Direct strategy

    Within the direct segment the strategy for the catalog business will be to focus on productivity, with the aim of maintaining the size of the business at roughly $200 million in net sales. However, in light of the results of the fall season to date, the Company may cautiously experiment with increasing catalog circulation in an attempt to achieve modest top-line growth for the channel without sacrificing productivity. The Company's e-commerce strategy is to maintain the sophistication and functionality of the Company's website, to enhance the site prudently and appropriately, to encourage existing customers to use the site, to explore cost-effective ways to direct new customers to the site and to further enhance the site's off-price liquidation capacities.

Retail strategy

    The Company expects that its growth in the foreseeable future will come primarily from its retail business. At September 23, 2000, the Company had twelve stores open and by the end of November 2000 it will have twenty-two open. The sales per square foot performance of the stores currently open is projected to be greater than $500 per square foot on an annualized basis. The Company believes that specialty stores are acquiring market share at the expense of department stores, and that the women's apparel industry currently lacks a focus on the mature female customer—J. Jill's target customer. The Company believes that it is positioned to meet this customer's needs and therefore to capture share in this underserved market. For fiscal 2001 the Company expects to open twenty-five additional stores. The Company currently believes there is a total market potential for three hundred to five hundred of its stores throughout the United States. The Company has initially committed to fifteen locations for fiscal 2001. These commitments would add three new stores in California, two new stores in Colorado, Missouri and New Jersey and one new store in Arizona, Massachusetts, Ohio, Tennessee, Texas and Utah. In locating sites for new stores, the Company continues to target prime locations within upscale malls around the country.

Results of Operations

    The following table sets forth, for the fiscal periods indicated, certain items from the Company's consolidated statements of operations expressed as a percentage of net sales. Certain prior year financial statement amounts have been reclassified to be consistent with the presentation for the three and nine months ended September 23, 2000. During the fourth quarter of fiscal 1999 the Company changed its income statement presentation to be more in line with the way the Company views its operations and to be more consistent with the presentation used by other companies in the industry. The most significant of these changes included combining prior year classifications of product costs and operations expense into cost of product and merchandising and combining prior year classifications of selling expense and general and administrative expense into selling, general and administrative expenses.

	Three Months Ended		Nine Months Ended
	September 23, 2000	September 25, 1999	September 23, 2000	September 25, 1999
Consolidated Statements of Operations:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products and merchandising	63.3	73.5	65.8	68.4

Gross margin	36.7	26.5	34.2	31.6
Selling, general and administrative expenses	25.5	33.0	26.7	28.3
Special charge	—	7.8	—	1.9

Income (loss) before interest and taxes	11.2	(14.3)	7.5	1.4
Interest, net	0.6	0.9	0.5	0.6

Income (loss) before taxes	10.6	(15.2)	7.0	0.8
Income tax provision (benefit)	4.4	(6.1)	2.9	0.3

Net income (loss)	6.2%	(9.1)%	4.1%	0.5%

	Three Months Ended			Nine Months Ended
	September 23, 2000	September 25, 1999		September 23, 2000	September 25, 1999
Selected Operating Data(1):
Direct:
Circulation(2)
Catalogs (in thousands)	14,600	14,800		45,500	56,400
Square inches (in millions)	96,400	108,500		297,800	378,500
Twelve-month buyers(3)	983,000	1,069,000		983,000	1,069,000
Customer e-mail addresses	401,000	n/a	(6)	401,000	n/a	(6)
Retail:
Stores open(4)
Beginning of period	7	—		2	—
End of period	12	—		12	—
Store weeks in operation(5)	107	—		198	—
Total Company
J. Jill private label credit card holders	179,800	127,500		179,800	127,500

(1)
All selected operating data exclude data related to the discontinued Nicole Summers catalog concept.
(2)
In order to more closely match net sales to circulation, the Company calculates circulation on a percentage of completion basis. Catalog circulation takes into account the total number of catalogs mailed during all periods and the Company's estimate of the expected sales life of each catalog edition. Square inches circulated also takes into account the page count and page size of the catalogs circulated during the period.
(3)
As used throughout this Form 10-Q, the term "twelve-month buyers" means customers who have made a catalog purchase from the Company within the previous twelve months.
(4)
Retail information relates to the Company's retail stores only and does not include data for the Company's catalog outlet stores.
(5)
The number of store weeks in operation refers to the sum of the number of weeks that each retail store was in operation during the period.
(6)
Data not available.

Significant Event

    During the second half of fiscal 1999 the Company recorded charges totaling $6.0 million primarily associated with its decision to discontinue its Nicole Summers catalog concept. These charges included a $3.6 million special charge in the third quarter of fiscal 1999 shown separately on the consolidated statement of operations and a $2.4 million ($1.6 million in the third quarter and $0.7 million in the fourth quarter of fiscal 1999) inventory markdown charge included in cost of products and merchandising. The $3.6 million special charge was comprised primarily of asset impairments, lease commitment costs, severance costs and other costs related to the discontinuance of Nicole Summers. The inventory markdown charge includes a write-down of inventory to the lower of cost or market as well as costs to exit certain inventory commitments made in the ordinary course of business.

    The Company's liquidation plan for the Nicole Summers inventory was substantially complete as of June 24, 2000 and had more favorable results than anticipated. During second quarter 2000, the Company received proceeds from the Nicole Summers inventory liquidation greater than the estimated net realizable value established for the inventory. As a result, the Company recorded an additional $0.3 million of gross margin during second quarter 2000. The Company does not expect the proceeds related to the remaining Nicole Summers inventory to be material.

Comparison of the Three and Nine Months Ended September 23, 2000 with the Three and Nine Months Ended September 25, 1999

    During third quarter 2000 net sales increased by 25.6%, or $11.9 million, to $58.2 million from $46.3 million during third quarter 1999. During the nine months ended September 23, 2000 net sales decreased by 15.6%, or $29.5 million, to $159.6 million from $189.1 million during the nine months ended September 25, 1999. The decline in year to date net sales is primarily attributable to the discontinuation of the Nicole Summers concept and to catalog circulation reductions at J. Jill. The table below summarizes the changes in net sales by segment (in thousands):

	Three Months Ended		Nine Months Ended
	September 23, 2000	September 25, 1999	September 23, 2000	September 25, 1999
Direct:
J. Jill	$51,462	$42,255	$147,517	$161,080
Nicole Summers	67	4,512	1,383	29,554

Total Direct	51,529	46,767	148,900	190,634
Retail	6,955	—	11,535	—
Other(1)	(298)	(444)	(806)	(1,551)

Total net sales	$58,186	$46,323	$159,629	$189,083

(1)
Other represents certain operational allowances associated with the Company's shared distribution center.

    Within the direct segment, J. Jill's net sales increased by $9.2 million, or 21.8%, during third quarter 2000 as compared to third quarter 1999. This increase was driven by improved productivity per catalog as J. Jill catalog circulation decreased by 1.4% to 14.6 million catalogs. Additionally, customer response rates increased by 9.8% to 3.0% and average order size grew by 1.8% to $157 per order for J. Jill during third quarter 2000. During the nine months ended September 23, 2000 J. Jill's net sales declined by $13.6 million, or 8.4%, as compared to the nine months ended September 25, 1999 as a result of a 19.3% decrease in J. Jill catalog circulation offset by improved catalog productivity. E-commerce net sales represented 15.4% of all direct segment net sales for J. Jill during third quarter 2000 as compared to 0.6% during third quarter

1999. During the nine months ended September 23, 2000 e-commerce net sales represented 13.8% of all direct segment net sales for J. Jill as compared to 0.2% during the nine months ended September 25, 1999.

    Retail segment net sales were $7.0 million during third quarter 2000 and $11.5 million during the nine months ended September 23, 2000, as compared to zero for third quarter 1999 and the nine months ended September 25, 1999. The Company began opening retail stores during November 1999 and had twelve stores opened at September 23, 2000. The Company expects to open an additional ten stores by the end of fiscal 2000.

    Gross margin represents net sales less cost of products and merchandising. Cost of products and merchandising consists primarily of merchandise development, control and acquisition costs, provisions for markdowns, order processing and customer service costs, distribution facility costs and occupancy costs for the new retail stores. During third quarter 2000 gross margin increased by $9.1 million, or 74.1%, to $21.3 million from $12.3 million during third quarter 1999. As a percentage of net sales, gross margin increased to 36.7% during third quarter 2000 from 26.5% (30.0% before special markdown charges) during third quarter 1999. This increase in gross margin as a percentage of net sales is a result of (i) lower product costs due to the elimination of the Nicole Summers concept with its lower product margins; (ii) lower markdowns due to the favorable impact of off-price liquidation using the Company's e-commerce website and an improved J. Jill business versus last year; and (iii) productivity improvements in order processing. These productivity gains were further enhanced by the leveraging of certain fixed order processing costs over higher sales volume.

    During the nine months ended September 23, 2000 gross margin decreased by $5.2 million, or 8.7%, to $54.6 million from $59.8 million during the nine months ended September 25, 1999. As a percentage of net sales, gross margin increased to 34.2% during the nine months ended September 23, 2000 from 31.6% (32.5% before special markdown charges) during the nine months ended September 25, 1999. This increase as a percentage of net sales is a result of (i) lower product costs due to the elimination of the Nicole Summers concept with its lower product margins; (ii) lower markdowns due to the favorable impact of off-price liquidation using the Company's e-commerce website and an improved J. Jill business versus last year; and (iii) productivity efficiencies gained in the customer contact center. These improvements were partially offset by the deleveraging impact of the Company's fixed cost structure over lower sales volume.

    Selling, general and administrative expenses consist of costs to produce, print and distribute catalogs, and corporate administrative, e-commerce website, and retail store selling and administrative costs. During the third quarter of 2000 selling, general and administrative expenses decreased by $0.4 million, or 2.8%, to $14.8 million from $15.3 million during third quarter 1999. As a percentage of net sales, selling, general and administrative expenses decreased to 25.5% during third quarter 2000 from 33.0% during third quarter 1999. During the nine months ended September 23, 2000 selling, general and administrative expenses decreased by $11.0 million, or 20.6%, to $42.5 million from $53.5 million during the nine months ended September 25, 1999. As a percentage of net sales, selling, general and administrative expenses decreased to 26.7% during the nine months ended September 23, 2000 from 28.3% during the nine months ended September 25, 1999. These decreases in selling, general and administrative expenses as a percent of net sales are a result of increased catalog productivity which was partially offset by increased retail and e-commerce selling expenses and increases in general and administrative spending, primarily in the areas of compensation and occupancy costs.

Income Taxes

    The Company provides for income taxes at an effective tax rate that includes the federal and state statutory tax rates. The Company's effective tax rates for third quarter 2000 and the nine months ended September 23, 2000 were 42.0% and 41.6% respectively as compared to 40.0% for third quarter 1999 and the nine months ended September 25, 1999. The increases in effective tax rate reflect the effect of an increased state statutory tax rate due to the Company doing business in states with higher tax rates.

Segment Direct Contribution

    The Company currently has two reportable business segments, direct and retail. Both of these segments are focused on selling J. Jill apparel, accessories and footwear. Each segment is separately managed and utilizes distinct distribution and marketing strategies. The direct segment utilizes catalogs and an e-commerce website, www.jjill.com, to market J. Jill merchandise. The retail segment sells similar merchandise through retail stores. The Company began operation of its retail segment in November 1999. Prior to the third quarter of fiscal 2000, the Company aggregated its segments. Segment information for fiscal 1999 has been restated to conform to current period presentation. Results from the Company's catalog outlet stores and the discontinued Nicole Summers catalog are included in the direct segment. Segment reporting is intended to give financial statement users a view of the Company "through the eyes of management". It designates the Company's internal management reporting structure as the basis for determining the Company's reportable segments, as well as the basis for determining the information to be disclosed for those segments.

    The accounting policies of the Company's segments are the same as those described in Note B to the accompanying condensed consolidated financial statements. In addition, inter-segment balances and transactions have been eliminated. The Company evaluates its segment profitability based on the direct contribution of each segment. Direct contribution represents each segment's net sales less direct costs related to the segment's operations. Direct costs for both segments include merchandise acquisition and control costs and provisions for markdowns. In addition, direct costs for the direct segment include catalog costs, certain order processing costs and e-commerce selling costs and direct costs for the retail segment include retail store selling, occupancy and administrative costs.

    During third quarter 2000, the direct contribution of the direct segment increased by 79.4%, or $6.6 million, to $14.9 million from $8.3 million during third quarter 1999. During the nine months ended September 23, 2000 the direct contribution of the direct segment increased by 2.8%, or $1.1 million, to $38.7 million from $37.6 million during the nine months ended September 25, 1999. J. Jill customer response rates increased by 9.8% during third quarter 2000 and 11.4% during the nine months ended September 23, 2000 as compared to third quarter 1999 and the nine months ended September 25, 1999, respectively. This improvement in customer response rates resulted in significant improvement in the direct contribution of the direct segment for the third quarter of this year as compared to last year's third quarter as selling costs were better leveraged over higher sales volume. Current year cumulative results showed a slight improvement over the prior year as catalog productivity improvements were significant for only part of the nine-month period.

    Third quarter retail direct contribution increased to a $0.5 million direct contribution from a $0.1 million negative direct contribution during third quarter 1999. For the nine months ended September 23, 2000 and September 25, 1999 negative direct contributions were generated by the retail segment of $0.3 million and $0.2 million, respectively.

Seasonality

    Unlike the direct business, the retail business is expected to be seasonal. With respect to fiscal 2001 retail net sales, the Company currently projects that slightly less than 20% will occur during the first quarter, slightly more than 20% will occur during each of the second and third quarters and approximately 35% will occur during the fourth quarter. The Company has only limited experience operating retail stores, however, and actual experience could vary significantly from these projected results. The impact of this seasonality will be especially evident when comparing the Company's first quarter fiscal 2001 results to the first quarter of fiscal 2000, as the Company will be supporting the infrastructure for twenty-two stores in the first quarter of fiscal 2001 as compared to only two in the first quarter of fiscal 2000. The impact of this seasonality will also be evident when comparing the Company's first quarter fiscal 2001 results to the fourth quarter of fiscal 2000. During the first quarter of fiscal 2001 the Company expects that its retail stores will generate approximately half of the net sales volume that they will in the fourth quarter of fiscal 2000, yet much of the cost structure will remain unchanged.

Liquidity and Capital Resources

    The Company's principal working capital needs arise from the need to support costs incurred in advance of revenue generation, primarily for inventory acquisition and catalog development, production and mailing costs incurred prior to the beginning of each selling season. The Company has two selling seasons that correspond to the fashion seasons. The spring season begins in January and ends in July. The fall season begins in July and ends in January. Capital needs arise from capital expenditures necessary to support the growth of the Company, including the new retail store initiative and improvements to the Company's physical and operating infrastructure. During the nine months ended September 23, 2000 the Company funded its working capital and capital investment needs with cash generated from operations and with borrowings under the Company's revolving line of credit.

    During the nine months ended September 23, 2000 the Company's cash and cash equivalents ("cash") decreased by $4.3 million. This cash, as well as $6.6 million in cash provided by operations and $2.4 million in cash provided by borrowings during the period funded nearly all of the $13.5 million in capital expenditures made during the period. These capital expenditures included approximately $10.0 million associated with retail store construction and $1.9 million for the construction of the Company's new corporate headquarters in Quincy, Massachusetts.

    Working capital during the nine months ended September 23, 2000 was primarily provided by $10.4 million in net income before depreciation and amortization and $13.3 million in increased accounts payable, accrued expenses and other liabilities. Working capital was primarily used to purchase inventory during the nine months ended September 23, 2000. Inventory levels at September 23, 2000 were 79.8% higher than at December 25, 1999 and 24.6% higher than at September 25, 1999. This increase in inventory reflects the current and future projected growth in the J. Jill direct and retail businesses as well as lower required markdown reserves as a percent of total inventory due to the favorable impact of off-price liquidation using the Company's e-commerce website and an improved J. Jill business versus last year. Accounts payable and accrued expense balances at September 23, 2000 were 71.3% higher than at December 25, 1999 and 49.0% higher than at September 25, 1999. Most of the increase in accounts payable and accrued expenses is associated with the increase in inventory described above. In addition, accounts payable, accrued expenses and other liabilities at September 23, 2000 include increased payables and accrued amounts related to the retail store roll-out and management bonuses.

    During the nine months ended September 25, 1999 the Company's cash decreased by $18.6 million. This decrease resulted from a combination of $6.1 million in net debt payments made in connection with the refinancing of the Company's operations and fulfillment center in Tilton, New Hampshire (the "Tilton facility") on a long term basis, $5.8 million used for capital expenditures and net cash used in operating activities of $7.8 million. Capital expenditures during the nine months ended September 25, 1999 were primarily for the construction of the Tilton facility. The $7.8 million of cash used in operations was primarily a result of increased inventory and other current asset balances, partially offset by net income before depreciation.

    The Company's credit facilities at September 23, 2000 consisted of (i) a $12.0 million real estate loan (the "Tilton Facility Loan"); (ii) a $9.5 million equipment loan (the "Equipment Loan"); (iii) a $1.0 million furniture loan (the "Furniture Loan"); (iv) a $1.7 million real estate loan (the "Meredith Facility Loan"); and (v) a $30.0 million revolving line of credit (the "Revolver"). At September 23, 2000 there were $18.0 million of letters of credit and $3.8 million in borrowings outstanding under the Revolver, leaving $8.2 million available under the Revolver. The Revolver matures on June 1, 2001. The weighted average interest rate for amounts outstanding under the Company's credit facilities during the nine months ended September 23, 2000 was 7.38%. The Tilton Facility Loan is collateralized by a mortgage lien on the Tilton facility. The Tilton facility is owned by the Company's wholly owned subsidiary, Birch Pond Realty

Corporation, and leased to the Company. The Equipment Loan is collateralized by substantially all of the Company's materials handling equipment. The Furniture Loan is collateralized by certain workstations and office furniture. The remaining credit facilities are collateralized by substantially all of the Company's remaining assets. The Company's credit facilities contain various lending conditions and covenants including restrictions on permitted liens. Certain credit facilities also contain covenants that require compliance with certain debt service coverage and other financial ratios. Effective March 24, 2000, the loan agreement relating to the Meredith Facility Loan and the Revolver was amended to exclude certain capital expenditures made during fiscal 2000 from the debt service coverage ratio calculation and to adjust certain other requirements. On August 7, 2000, the loan agreement covering the Meredith Facility Loan and the Revolver was amended to recognize certain modifications in the Company's corporate structure. Effective September 22, 2000, the loan agreement covering the Meredith Facility Loan and the Revolver was further amended to exclude Revolver advances from the current ratio and to modify the definition of the debt service coverage ratio to be consistent with the definition originally included in the amendment dated March 24, 2000. The Company is currently negotiating with its primary lender to replace the Revolver with a new larger revolving credit facility.

    The Company opened two retail stores in the fourth quarter of fiscal 1999 and opened ten additional retail stores during the first nine months of 2000. The Company currently plans to have a total of twenty-two retail stores open by the end of November 2000. During the nine months ended September 23, 2000 the Company entered into lease agreements for fifteen retail stores. In aggregate, the minimum combined lease payments for these fifteen stores range from $1.3 million in fiscal 2000 to a maximum of $3.6 million per year (see Note F to the accompanying condensed consolidated financial statements). Each lease has terms of approximately ten years. Between September 23, 2000 and October 28, 2000, the Company entered into leases for an additional four retail stores. The Company's cash requirements related to its retail store initiative are significant and are primarily comprised of leasehold improvements, net of tenant improvement allowances, and initial inventory acquisition costs. The cash requirements for opening a new retail store are currently estimated at an average of between $0.9 million and $1.0 million per store.

    During December 1999, the Company leased its previous warehouse and distribution center located in Meredith, New Hampshire to a third party. The Company is currently planning to dispose of this property during fiscal 2001.

    The Company expects that its cash and cash equivalents, existing credit facilities, and cash flows from operations will be sufficient to support the Company's capital and operating needs during the remainder of fiscal 2000. The Company is currently evaluating the financing alternatives available to fund its growth and believes it will require additional financing during fiscal 2001 to support its current growth strategy, including the plan to open twenty-five retail stores during fiscal 2001. The Company can not assure that funds will be available on acceptable terms when needed, or at all. Should the Company be unable to obtain additional financing, the timing of its retail store roll-out could be affected. The Company expects to utilize a significant portion of its cash generated from operations in fiscal 2001 to fund its planned fiscal 2001 retail roll-out.

Future Financial Targets

    With respect to the fourth quarter of fiscal 2000 and full-year fiscal 2001, the Company has set the following targets for its financial performance:

  •
  For the fourth quarter, net sales in the range of $75.0 to $78.5 million and diluted earnings per share in the range of $0.40 to $0.45.

  •
  For fiscal 2001, net sales in the range from $295.0 to $305.0 million and diluted earnings per share in the range of $1.22 to $1.28.

  •
  The Company's gross margin and selling, general and administrative expense expectations going forward are not quite at third quarter 2000 levels. Gross margin as a percentage of net sales is expected to decline slightly in the fourth quarter of fiscal 2000 as compared to third quarter 2000 and to decline by more than 100 basis points in fiscal 2001 as compared to third quarter 2000. Selling, general and administrative expenses are expected to increase slightly in the fourth quarter of fiscal 2000 as compared to third quarter 2000 and to increase by less than 100 basis points in fiscal 2001 as compared to third quarter 2000.

    These estimates are the Company's targets, not predictions of actual performance. Historically, the Company's performance has deviated, often materially, from its targets. See the first paragraph of this Item 2 for factors that might cause such deviations.

Recent Accounting Standards

    In December 1999 the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which provides guidance on properly applying Generally Accepted Accounting Principles to revenue recognition in financial statements. In March and June 2000 the SEC issued Staff Accounting Bulletins No. 101A and No. 101B, respectively, to delay the implementation date of SAB 101. As a result of these two recent Staff Accounting Bulletins, the implementation date of SAB 101 has been delayed until the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company is currently evaluating the impact of SAB 101 on the Company's consolidated financial statements, primarily the impact of recording sales upon shipment of goods to customers versus at time of customer receipt, and will adopt the provisions of SAB 101 in the fourth quarter of fiscal 2000.

    In March 2000 the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation—an interpretation of APB Opinion No. 25." The Company incorporated the guidance of FIN 44 during fiscal 2000 and there was no effect on the Company's consolidated financial statements.

    In July 2000 the Emerging Issues Task Force ("EITF") of the FASB concluded on Issue 1 of EITF issue No. 00-10 "Accounting for Shipping and Handling Fees and Costs," which provides guidance on the presentation of shipping and handling revenue and costs in the statement of operations. EITF issue No. 00-10 is a clarification of EITF issue 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent" and the effective date of the issue is no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. Shipping and handling fees charged to the customer are included in net sales as required by EITF issue No. 00-10 and 99-19. The cost of shipping products to the customer is recognized at the time the products are shipped to the customer and is included in cost of products and merchandising. The Company has determined that Issue No. 00-10 and 99-19 had no effect on the Company's consolidated financial statements.

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

PART II—OTHER INFORMATION

Item 5.  Other Information

    The Company has learned that the Securities and Exchange Commission is conducting a formal investigation regarding trading in the securities of the Company in the period prior to the Company's September 20, 1999 announcement of an anticipated operating loss for the third quarter of fiscal 1999 and the shutdown of the Company's Nicole Summers catalog. This investigation is ongoing, and the Company is cooperating with it fully.

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
3.3	By-Laws of the Company, as amended (included as Exhibit 99.1 to the Company's Current Report on Form 8-K dated November 24, 1999, File No. 0-22480, and incorporated herein by reference)
Material Contracts
10.1	First Amendment to Fourth Amended and Restated Loan Agreement between the Company and Citizens Bank of Massachusetts, dated September 22, 2000
Financial Data Schedule
27.1	Financial Data Schedule

  (2)
  Reports on Form 8-K

  The Company has not filed any reports on Form 8-K during the quarter ended September 23, 2000.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE J. JILL GROUP, INC.
Dated: November 6, 2000	By:	/s/ OLGA L. CONLEY Olga L. Conley Authorized Officer Senior Vice President—Finance, Chief Financial Officer and Treasurer (Principal Financial Officer)
Dated: November 6, 2000	By:	/s/ PETER J. TULP Peter J. Tulp Authorized Officer Vice President—Finance and Corporate Controller (Principal Accounting Officer)

THE J. JILL GROUP, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 23, 2000

EXHIBIT INDEX

Material Contracts
10.1	First Amendment to Fourth Amended and Restated Loan Agreement between the Company and Citizens Bank of Massachusetts, dated September 22, 2000
Financial Data Schedule
27.1	Financial Data Schedule

QuickLinks

THE J. JILL GROUP, INC. CONSOLIDATED BALANCE SHEETS (in thousands) (unaudited)
THE J. JILL GROUP, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data) (unaudited)
THE J. JILL GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)
THE J. JILL GROUP, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
PART II—OTHER INFORMATION
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES