Form 10-K
period 2000-12-30
J JILL GROUP INC
filed 2001-03-29
CIK 910721

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 30, 2000
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-22480

The J. Jill Group, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	04-2973769
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
4 Batterymarch Park Quincy, MA	02169
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code: (617) 376-4300

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class
Common Stock, $0.01 par value

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

    As of March 9, 2001, the aggregate market value of common stock held by non-affiliates of the Registrant was $199,273,550 based on the closing price ($17.50 per share) for the common stock as reported on The Nasdaq Stock Market on March 9, 2001.

    Shares outstanding of the Registrant's common stock at March 9, 2001: 11,866,662

DOCUMENTS INCORPORATED BY REFERENCE

    Certain portions of the Proxy Statement for the Annual Meeting of Stockholders of The J. Jill Group, Inc. to be held on June 1, 2001, which will be filed with the Securities and Exchange Commission within 120 days after December 30, 2000, are incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

THE J. JILL GROUP, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 30, 2000

PART I

Item 1.  Business

The Company

    The J. Jill Group, Inc. (together with its wholly owned consolidated subsidiaries, the "Company" or the "J. Jill Group") is a specialty retailer of high quality women's apparel, accessories and footwear that markets its products through its catalogs, retail stores and e-commerce website. During 1999 the Company shifted from being a multiple catalog concept direct mail retailer to being a single brand retailer with multiple distribution channels. In the process, the Company discontinued its Nicole Summers catalog concept, launched its e-commerce website (during August 1999), and began opening retail stores (during November 1999). During 2000 the Company continued to focus its resources on developing its multiple distribution channel strategy. The Company was incorporated under the laws of the State of Delaware in 1987. The Company currently has two distinct business segments, direct and retail. Both of these segments are focused on selling J. Jill merchandise. Each segment is separately managed and utilizes distinct distribution, marketing and inventory management strategies. The direct segment markets merchandise through catalogs and an e-commerce website. The retail segment sells the same merchandise through retail stores.

The J. Jill Brand

    The J. Jill brand is characterized by the simple, comfortable, versatile style of its merchandise offerings. Emphasizing natural fibers and unique details, J. Jill merchandise ranges from relaxed career wear to weekend wear. Almost all of the Company's merchandise is private label (that is, sold under the J. Jill brand name). Many of the Company's private label offerings are designed by the Company's product development team and are not available in other catalogs or retail stores. J. Jill's target customers are active, affluent women age 35 to 55.

Business Strategy

    The J. Jill Group's objective is to build the J. Jill brand into a premier national brand. The Company believes that its multi-channel distribution philosophy is key to its ability to achieve its objective, and that the combination of "mail, mall and web" is the most powerful formula in specialty retailing today. The Company believes that by using retail stores and an e-commerce website in addition to catalogs, it will reach a broader audience and be able to introduce the J. Jill brand to untapped markets. The Company seeks to enhance J. Jill's brand identity by developing strong relationships with its customers that foster loyalty and increase repeat purchases. The consistent application of unique creative and merchandising techniques to create a signature style for J. Jill merchandise is a central element of this effort as is an emphasis on superior customer service. The Company believes that specialty stores are acquiring market share at the expense of department stores and that the women's apparel industry currently lacks a focus on the mature woman—J. Jill's target customer. The Company believes that it is well positioned to meet this customer's needs and, therefore, to capture an increased share of business in this underserved market.

Multiple Channels of Distribution

Direct—Catalog and E-commerce

    Historically, the Company, through its catalogs, has sought to combine the personal experience of shopping at an upscale specialty retailer with the ease and convenience of shopping at home by offering an edited assortment of high quality products in vibrant, easy-to-read catalogs. Like the J. Jill catalog, the Company's website, jjill.com, reflects the J. Jill lifestyle imagery. Using customer friendly interactive features, jjill.com is easy to navigate. Virtually all current J. Jill catalog merchandise is accessible for viewing and available for purchase at jjill.com. Customers can use jjill.com to enter catalog orders, shop online, check order status and check inventory availability.

    Within the direct channel, the strategy is to emphasize profitability while striving to maintain the size of the business at roughly $200 million in net sales. The Company's catalog circulation strategy will continue to be very targeted. The Company expects to continue to prospect for new customers that it believes can be acquired at breakeven or above. The objective is to maintain the number of individuals who have made a catalog or e-commerce purchase within the previous twelve months ("twelve-month buyers") at approximately one million customers. The Company's e-commerce strategy is to maintain the website's sophistication and functionality, to encourage existing customers to use the site and to explore cost-effective ways to direct new customers to the site.

Retail

    The Company expects its future growth to come primarily from its retail channel. At December 30, 2000, the Company had twenty-two stores open and it expects to open twenty-five additional stores in 2001. The Company believes there is a total market potential for three hundred to five hundred of its stores throughout the United States. As part of its real estate selection strategy, the Company evaluates each potential retail store location based on mall productivity, location within the mall, tenant mix, geographic concentration of J. Jill customers and overall deal economics.

Merchandising and Product Development

    The Company seeks to offer a highly focused and edited assortment of current casual lifestyle clothing, accessories and footwear with a unique flair. Almost all of the Company's merchandise offerings are private label (that is, sold under the J. Jill brand name). Many of the Company's private label offerings are designed by the Company's product development team and are not available in other catalogs or retail stores. Private label apparel is manufactured to the Company's detailed specifications by foreign and domestic vendors. The third-party brand name products that the Company offers are mainly footwear and are selected from the regular offerings of the Company's vendors.

    In addition to offering regular sizes 4 to 20, the Company offers a broad assortment of apparel in petite, tall and large sizes in the same styles as its regular size offerings. The Company believes that it has particular expertise in scaling fashionable regular size merchandise to be attractively worn by extended size customers and that these hard-to-fit customers currently have few attractive catalog or retail shopping alternatives. In fiscal 2000, extended size apparel offerings accounted for 52.3% of total J. Jill apparel offerings.

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

    Conceptual planning for each selling season begins approximately nine months in advance of the beginning of the season. Early in the process, the direct and retail inventory control and marketing groups meet with the Company's merchandising team to present key strategies and opportunities for specific merchandise items. The inventory control groups then apply inventory coverage models, tailored to their respective channels of distribution, to plan inventory levels, taking into account projected sales and returns, the impact of being out of stock and the ease of reordering. Approximately 80% of the merchandise styles found in the Company's fall season catalogs were also available for purchase in its retail stores. Preliminary commitments with the Company's private label merchandise vendors typically are made five to seven months in advance of each planned offering date. To the extent feasible, the Company seeks to retain flexibility in these commitments in order to be able to react to market and sales trends. Initial merchandise commitments for branded merchandise typically are made four to six months before the planned offering date. Initial deliveries generally are scheduled to be received two to three weeks before the planned offering date.

    The Company attempts to minimize overstocks through a variety of promotional efforts, including telemarketing to customers at the time they place orders for other merchandise and seasonal clearance sales in the Company's catalogs, retail stores and on its e-commerce website. The Company also sells excess inventory through its outlet stores, e-commerce website and to inventory liquidators. The Company's outlet stores are run solely for the purpose of liquidating overstocks.

    The Company sells both domestically produced and imported merchandise, which it purchases in the open market. In fiscal 2000 the Company purchased merchandise from 223 vendors. In fiscal 2000 the Company purchased approximately 46% of its merchandise directly from foreign vendors and buying agents, which were primarily located in Hong Kong and China. In addition, goods purchased by the Company from domestic vendors may be sourced abroad by such vendors. The Company believes that its combined foreign purchases, including direct purchases and indirect purchases through domestic vendors, totaled approximately 80% of its total purchases during fiscal 2000. During fiscal 2000 the Company did not purchase more than 10% of its inventory directly from any one vendor. However it did purchase approximately 28% of its inventory through one buying agent. The Company expects that it will continue to purchase significant amounts of merchandise from foreign sources in the future. The Company seeks to establish long-term relationships with its merchandise vendors and works closely with them to ensure high standards of merchandise quality.

Creative Presentation

    The objective of the Company's creative approach is to capture and communicate the lifestyle element of the J. Jill brand. In the Company's catalogs and on its e-commerce website, this is done through photography and text designed to forge an emotional bond between the customer and the J. Jill brand. The Company attempts to provide its customers with a peaceful, relaxing and natural experience through its photographic style. In its catalogs, outdoor backgrounds are chosen to reinforce the brand positioning towards natural fibers and neutral color palettes. Model faces are chosen that reflect imperfect beauty that a 35 to 55-year-old woman can relate to—more like real people than professional models. Covers, opening spreads and full-page photos utilize lifestyle photography as opposed to traditional product shots. The Company's catalogs are also designed to enhance customer convenience through easy-to-read layouts and coordinated merchandise placement.

    In its retail stores, the Company seeks to reinforce the creative and sensory attachment it has established with its customers while continuing to significantly differentiate the J. Jill brand from the competition. For example, unlike its competitors, the Company does not use mannequins in either the storefront windows or the store interiors. In addition, the Company's stores include an entry area, eight to twelve feet in depth, to establish a comfort zone between the mall and the store interior. Ambient lighting through wall sconces, chandeliers and table lamps creates a comforting home-like atmosphere. The Company's retail stores include a fountain designed to appeal to both the visual and auditory senses of its customers. Organic materials such as quarry stone, bamboo and mahogany are used in floorings, tables and facades to reinforce the unique and natural elements indicative of the J. Jill brand.

Catalog Production

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

Customer Database Management

    At December 30, 2000, the Company's catalog customer database contained approximately 3.1 million individual customer names, including approximately 1.0 million twelve-month buyers. The Company estimates that approximately 70% of these twelve-month buyers have made multiple purchases from the Company. The J. Jill Group maintains detailed information on each of its catalog customers, including demographic data and purchase history. The database is updated on a monthly basis. To determine which of its customers will receive a particular catalog mailing, the Company analyzes this information using sophisticated statistical modeling techniques. The Company's customer database is maintained off-site by a service bureau, which sorts and processes the information in accordance with instructions from the Company. The Company's agreement with the service bureau requires the service bureau to safeguard the confidentiality of the Company's database.

    The Company acquires lists of prospective customers by renting or exchanging lists with a database cooperative and other sources, including direct competitors. The most productive prospects tend to come from the customer lists of other women's apparel catalogs. The Company also rents its list of customers to others, including direct competitors. To determine which prospective customers will receive a particular catalog mailing, the Company analyzes available information concerning such prospects and, to the extent possible, uses the same type of sophisticated statistical modeling techniques used to target mailings to the Company's own customers.

    The internet has become increasingly important to the Company's customers' everyday lives. The extension of the Company's marketing strategy to an online channel was a natural evolution of the Company's business model. Through jjill.com, the Company has the ability to communicate more frequently with its existing customers, leverage its extensive database and introduce the J. Jill brand to previously untapped markets. At December 30, 2000, the Company's customer database contained approximately 0.5 million customer e-mail addresses.

Customer Service

    The J. Jill Group believes that an emphasis on superior customer service is important to its ability to expand its customer base and build customer loyalty. At December 30, 2000, the Company employed 326 contact center representatives. Customer orders are taken 24 hours a day, 365 days a year, primarily by the Company's contact center representatives at the operations and fulfillment center in Tilton, New Hampshire (the "Tilton facility"). During unusually high sales volume periods as well as during very light sales volume hours, the Company accepts orders through a third-party contact center service. The Company also accepts orders over its e-commerce website, by mail or by facsimile. Customer orders received over the e-commerce website are interfaced directly into the Company's data processing system. All other orders are input by the Company's contact center representatives into the Company's on-line data processing system, which provides, among other things, customer historical information, merchandise availability, product specifications, available substitutes and accessories and expected shipment date. The Company trains its contact center representatives to be knowledgeable in merchandise specifications and features. These representatives have ready access to samples of the current season's merchandise assortment, which enables them to answer detailed merchandise inquiries from customers promptly.

    The Company's customer service strategy at its retail stores is largely dependent on the competence, friendliness and helpfulness of the store's sales staff. The Company emphasizes these qualities when recruiting for each of its retail store locations. In addition, each of the Company's retail stores offers the services of a concierge desk. Through use of the concierge desk, petite, tall and large size clothing that may not typically be available in the store, as well as out of stock items, can be ordered directly from the Company's fulfillment center and shipped to the customer's home.

    The J. Jill Group offers an unconditional merchandise guarantee. If a customer is not completely satisfied with any item for any reason, the customer may return it for an exchange or a full refund. To simplify the return process for its catalog and e-commerce customers, the Company includes a self-addressed return label with every catalog and e-commerce order package, which customers can use to return any item to the Company through the United States Postal Service without paying postage fees in advance. Management believes that the Company's return rates are consistent with industry standards for comparable merchandise. Returns experience for both the direct and retail channels is closely monitored to identify any product quality or fit issues. Returned merchandise is inspected carefully and, unless damaged, is cleaned, pressed and returned to inventory. Approximately 95% of customer returns are recycled into inventory.

Order Fulfillment and Retail Distribution

    The J. Jill Group believes that the prompt delivery of merchandise purchased through the Company's catalogs or e-commerce website promotes customer loyalty and repeat buying. To achieve this goal, the Company uses an integrated picking, packing and shipping system. The system monitors the in-stock status of each item ordered, processes the order and generates all related packing and shipping materials, taking into account the location of items within the fulfillment center. The Company's catalog and e-commerce customers normally receive their orders within two to five business days after shipping, although customers may request overnight delivery for an extra charge.

    The Company's fulfillment center is located in Tilton, New Hampshire. The Tilton facility currently provides approximately 522,000 square feet of space dedicated to catalog and e-commerce order fulfillment and retail store distribution. Approximately 100,000 square feet of the Company's Tilton facility is used solely for retail store distribution. During fiscal 2000, the Company modified its Tilton facility layout and upgraded its warehousing systems to streamline the retail store distribution process. The Company estimates that the Tilton facility currently has the capacity to handle the distribution requirements for up to one hundred retail stores. The Company believes it will have to expand its distribution capacity in late 2002 or early 2003.

    During fiscal 2000, the Company sold its previous operations and fulfillment center in Meredith, New Hampshire (the "Meredith facility").

Private Label Credit Card

    As part of its customer retention program and brand building strategy, The J. Jill Group offers its own private label credit card. The J. Jill credit card can be used to purchase J. Jill merchandise through any of the Company's distribution channels. The Company believes that this credit card reinforces the Company's relationship with existing customers and promotes additional purchases by these customers. In fiscal 2000, approximately 12% of net sales were attributable to purchases made using the Company's private label credit card. At December 30, 2000, there were approximately 196,000 holders of the Company's private label credit card. The credit card program is currently administered by a fee-based outside vendor who bears the credit risk associated with the credit card without recourse to the Company.

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

    The Company has made, and continues to make, significant investments in systems to support order taking and customer service, fulfillment, marketing, merchandising, inventory control, the Company's new retail store initiative, financial control and reporting and forecasting. The Company has an automated warehouse management system that supports its warehouse processes and provides additional flexibility to support the Company's growth plans.

    In addition to its in-house data processing and information systems resources, the Company also uses several outside vendors for key services such as list processing and credit card administration and approval.

Competition

    The market for the Company's merchandise is highly competitive. The Company competes with other direct marketers, specialty apparel and accessory retailers and traditional department store retailers. Many of the Company's competitors are larger and have substantially greater financial, marketing and other resources. The J. Jill Group believes that it competes principally on the basis of the lifestyle element of the J. Jill brand which is enhanced by the Company's unique private label merchandise assortment and distinctive creative approach. The Company also believes that its multiple distribution channel strategy further increases its ability to compete by allowing the Company to reach a broader audience, introduce its lifestyle concept to untapped markets and build J. Jill into a premier national brand.

Employees

    As of March 9, 2001, the Company employed 1,278 individuals, of whom 883 were full-time (those employees scheduled to work 30 hours or more per week). None of the Company's employees are represented by a union. The Company considers its employee relations to be good.

Trademarks and Service Marks

    The Company has registered various trademarks and service marks with the United States Patent and Trademark Office, including J. Jill.

Item 1A.  Risk Factors

The Company's retail store initiative may be unsuccessful, and its retail business is subject to a number of uncertainties.

    The Company's current growth strategy is based primarily on its retail store initiative. At the present time, the Company is devoting significant financial resources and operational efforts to the opening and operation of its retail stores. At the end of 1999, the Company had two retail stores. During 2000, the Company opened twenty more. During 2001, the Company plans to continue its retail store growth strategy, opening an additional twenty-five stores. The operation of retail stores presents a number of risks and challenges not present in the Company's catalog operations, including the following:

  •
  The Company is often required to make long-term financial commitments when leasing retail store locations;

  •
  The Company must make substantial investments in store design, leasehold improvements and other areas prior to the opening of each store, and thereafter, it must continue to invest to maintain the store facilities;

  •
  Customer response to the Company's merchandise offerings in its retail stores is substantially dependent on its merchandise assortment, availability and creative presentation. It can also be affected by factors outside of the Company's control. If the Company is unable to achieve anticipated customer response in the future, its retail store sales could decline;

  •
  The Company must hire and retain retail sales and management personnel in the areas where its stores are located;

  •
  The success of individual stores may depend significantly on the success of the shopping malls in which they are located;

  •
  New stores may operate for a period of time before becoming profitable. During this start-up period the costs associated with new stores will have a negative impact on earnings and

  •
  The Company's retail store initiative is likely to require it to expand its operations and fulfillment facility in Tilton, New Hampshire, or to lease or acquire other warehouse and distribution facilities.

    The Company has limited experience in operating retail stores and may not be able to address successfully the risks that they entail. There can be no assurance that the retail store initiative will be successful, and if it is not, the Company's business and financial condition would be adversely affected. In addition, continued growth could result in a strain on the Company's management, financial, merchandising, marketing, distribution and other resources. The Company cannot assure that it will be able to manage growth effectively.

The Company's direct business is subject to a number of uncertainties.

    The Company's direct business presents a number of risks and uncertainties, including the following:

  •
  Customer response to the Company's catalogs and e-commerce offerings is substantially dependent on merchandise assortment, availability and creative presentation. It can also be affected by factors that are outside the Company's control. The Company has historically experienced fluctuations in customer response. If the Company is unable to achieve anticipated customer response in the future, its revenues could decline;

  •
  The operation of the Company's direct business is also dependent on the Company's ability to maintain the efficient and uninterrupted operation of its order taking and fulfillment systems and its e-commerce website. Any material disruption or slowdown in these systems could cause orders to be lost or delayed and could damage the Company's reputation with its customers or cause its customers to cancel orders. These disruptions or slowdowns could include those resulting from disruptions in telephone service or electrical outages, inadequate system capacity, human error or accidents, fire, natural disasters or adverse weather conditions and lack of labor availability. These problems could result in a reduction in net sales as well as increased administrative and shipping costs;

  •
  Each edition of a catalog requires substantial investments in layout and design, paper, printing, postage and inventory prior to mailing. As a result, the Company is not able to adjust these costs for a particular mailing in response to the actual performance of the catalog;

  •
  Some of the Company's catalog marketing programs rely on prospect mailings and as a result involve risks not present in mailings to its existing customers, including potentially lower and less predictable response rates and the possibility that third parties who provide customer lists may stop making them available and

  •
  The operation of the Company's direct business is dependent on its ability to prepare catalogs in a timely manner. Preparation of its catalogs requires the involvement of many different groups within its organization as well as certain outside vendors. Any delay in the completion of a catalog could cause customers to forego or defer purchases from the Company.

The success of the Company's business depends on its ability to anticipate and interpret fashion trends.

    The Company's future success depends on its ability to anticipate fashion trends and interpret them for its target market. The Company begins to make merchandise commitments as early as nine months before the merchandise is available to customers. The Company can provide no assurance that it will be able to identify and offer merchandise that appeals to its customer base or that any introduction of new merchandise categories will be successful or profitable. The Company's failure to anticipate fashion trends or to interpret them in a manner acceptable to its target customers could impact its profitability by creating a need for it to sell its merchandise at markdown prices.

The Company's private label branding strategy requires long product lead times and large initial purchases.

    The use of private label merchandise requires the Company to incur costs and risks relating to the design and purchase of products, including long product lead times for orders and high initial purchase commitments. These long product lead times and high initial purchase commitments amplify any errors that the Company might make in anticipating fashion trends or interpreting them for its customers.

The women's apparel market is highly competitive.

    The Company is in a highly competitive business. The Company's retail initiative has exposed it to additional competitors. The Company believes that the principal bases upon which it competes are quality, design, efficient service, selection and price. However, certain of the Company's competitors are larger and have greater financial, marketing and other resources than it does, and the Company can provide no assurance that it will be able to compete successfully with them in the future.

The Company's sales tax collection policy may expose it to certain risks.

    The Company's retail store subsidiary currently collects sales tax on its store sales. The Company's direct marketing subsidiary currently collects sales tax on its catalog and e-commerce sales only in Massachusetts and Pennsylvania. Many states have attempted to require that out-of-state direct marketers and e-commerce retailers collect sales taxes on sales of products shipped to their residents, but the legality of the imposition of such taxes is unsettled. The Company's retail store initiative has increased the risk that states where its retail stores are located may attempt to require it to collect sales tax on its catalog and e-commerce sales to customers in these states. Although the Company believes that it has collected sales tax where it is required to do so under existing law, state tax authorities may disagree and the Company could be subject to assessments for uncollected sales and use taxes, as well as demands for prospective collection of such taxes. Additionally, if Congress enacts legislation permitting states to impose sales tax collection obligations on out-of-state catalog or e-commerce businesses, or if the Company is otherwise required to collect additional sales taxes, such tax collection obligations may negatively affect customer response, and could have a material adverse effect on the Company's financial position, results of operations and cash flows.

A major failure of the Company's information systems could harm its business.

    The Company depends on information systems to operate its e-commerce website, process orders, respond to customer inquiries, manage inventory, purchase, sell and ship goods on a timely basis and maintain cost-efficient operations. The Company may experience operational problems with its information systems as a result of system failures, viruses, computer "hackers" or other causes. The Company cannot assure that its systems will be adequate to support future growth.

The Company's operating results fluctuate.

    The Company's annual and quarterly operating results have fluctuated, and the Company expects these fluctuations to continue. Among the factors that may cause the Company's operating results to fluctuate are:

  •
  customer response to merchandise offerings;

  •
  the timing of the rollout of the Company's new retail stores;

  •
  seasonal variations in retail store sales;

  •
  the timing and size of catalog mailings;

  •
  the costs of producing and mailing catalogs;

  •
  the timing of merchandise receipts;

  •
  the level of merchandise returns;

  •
  changes in merchandise mix and presentation and

  •
  the incurrence of other operating costs and factors beyond the Company's control, such as general economic conditions and actions of competitors.

    The Company's current expense levels are based in part on expectations of future net sales and, as a result, net income for a given period could be disproportionately affected by any reduction in net sales for that period. In addition, the Company expects its retail store business to be seasonal, unlike the direct business.

    As a result of all of these factors, the Company believes that period-to-period comparisons of its historical and future results will not necessarily be meaningful and should not be relied on as an indication of future performance.

Talented personnel are critical to the Company's success.

    The Company's success depends to a significant extent upon its ability to retain key personnel, particularly Gordon R. Cooke, President and Chief Executive Officer and the Chairman of the Company's Board of Directors, and to continue to attract talented new personnel. The loss of the services of Mr. Cooke or one or more of the Company's current key employees, or the Company's failure to attract talented new employees could have a material adverse effect on the Company's business. The Company does not have employment contracts with any members of its senior management that would prohibit them from competing with the Company following the termination of their employment. The Company does not maintain "key man" life insurance on the lives of any members of its senior management.

The Company's overseas merchandise purchasing strategy makes it vulnerable to a number of risks.

    The Company purchases a significant portion of its merchandise either directly from foreign suppliers or through foreign buying agents, and it expects that it will continue to purchase merchandise from foreign suppliers and through foreign buying agents in the future. In recent periods, these foreign suppliers have been primarily located in Southeast Asia. In addition, the Company believes that its domestic suppliers purchase a portion of the goods they sell to it from foreign suppliers. Accordingly, the Company's operations are subject to the normal risks and burdens of purchasing merchandise abroad, including:

  •
  customs compliance;

  •
  import duties or restrictions;

  •
  the availability of quota;

  •
  greater difficulty in supervising distant suppliers;

  •
  work stoppages and

  •
  in certain parts of the world, political and economic instability.

The Company's success is dependent on the performance of its vendors and service providers.

    The Company's business depends on the performance of third parties, including:

  •
  manufacturers and foreign buying agents;

  •
  telecommunications service providers;

  •
  the United States Postal Service;

  •
  shipping companies;

  •
  landlords and building contractors;

  •
  paper manufacturers and printers;

  •
  photographers, creative designers and models;

  •
  credit card processing companies and

  •
  the Company's overflow call center.

    Any interruptions or delays in these services could materially and adversely affect the Company's business and financial condition. Although the Company believes that, in general, the goods and services it obtains from third parties could be purchased from other sources, identifying and obtaining substitute goods and services could result in delays and increased costs. The Company does not maintain supply contracts with any of its private label or other merchandise vendors. Rather, it acquires merchandise via purchase orders that terminate upon completion of the order. If any significant vendor were to suddenly discontinue its relationship with the Company, the Company could experience temporary delivery delays until a substitute supplier could be found.

The Company's business is subject to a number of external costs that it is unable to control.

    The Company's business is subject to a number of external costs that the Company is unable to control, including:

  •
  labor costs;

  •
  printing, paper and postage expenses;

  •
  shipping charges associated with distributing merchandise to customers and stores;

  •
  retail store facility rental and construction costs and

  •
  inventory acquisition costs, including product costs, quota, customs charges and buying agent commissions.

    Any increase in these or other external costs could adversely affect the Company's financial position, results of operations and cash flows.

Negative economic conditions could harm the Company's business.

    The Company's success is influenced by a number of economic conditions affecting disposable consumer income such as employment levels, business conditions, interest rates and taxation rates. Adverse changes in these economic conditions may restrict consumer spending, thereby negatively affecting the Company's growth and profitability.

The market price of the Company's common stock is volatile.

    The market price of the Company's common stock has fluctuated substantially since the Company's initial public offering in 1993. Trading volume in the Company's common stock has historically been relatively thin. The Company believes factors such as quarterly operating results, changes in market conditions, securities analysts' estimates of future operating results, and the overall performance of the stock market may cause the market price of its common stock to fluctuate significantly. The Nasdaq National Market has experienced a high level of price and volume volatility, and the market prices of the stock of many companies have experienced wide price fluctuations not necessarily related to the operating performance of those companies.

Potential acquirers might be frustrated by certain provisions in Delaware law, the Company's charter and the Company's by-laws.

    Provisions of the Company's Certificate of Incorporation and By-Laws and of the Delaware General Corporation Law may make it more difficult for a third party to acquire the Company, even if doing so would allow the Company's stockholders to receive a premium over the prevailing market price of the Company's common stock. Those provisions of the Certificate of Incorporation and By-Laws and of Delaware law are intended to encourage potential acquirers to negotiate with the Company and allow the Company's Board of Directors the opportunity to consider alternative proposals in the interest of maximizing stockholder value. However, those provisions may also discourage acquisition proposals or delay or prevent a change in control, which could negatively affect the Company's stock price.

Item 2.  Properties

    The following table sets forth certain information relating to the Company's facilities as of December 30, 2000:

Location	Square Footage		Function	Type of Interest(1)		Lease Termination
Tilton, NH (approx. 360 acres)	557,000	(2)	Operations & Fulfillment Center	Owned		—
Quincy, MA	67,000		Corporate Offices	Leased		12/31/09
22 Retail Stores throughout the United States	4,000-6,000		Retail store space	Leased		01/31/10-01/31/11
4 Outlet Stores throughout the Northeastern United States	3,000-4,000		Outlet store space	Leased	(3)	04/30/02-06/30/06
(1)
The Tilton operations and fulfillment center is owned by Birch Pond Realty Corporation, a wholly owned subsidiary of The J. Jill Group, Inc. (See Note F to the accompanying consolidated financial statements.) The retail stores are leased by The Birch Pond Group, Inc., a wholly owned subsidiary of The J. Jill Group, Inc. The outlet stores are leased by J. Jill Direct, Inc., a wholly owned subsidiary of The J. Jill Group, Inc.
(2)
Includes approximately 152,000 square feet of mezzanine space.
(3)
The Company is planning to close one of its outlet stores in April 2001.

    The Company believes that it currently has adequate capacity in its corporate offices and operations and fulfillment center to accommodate its planned growth through 2002. The Company believes it will have to expand its distribution capacity in late 2002 or early 2003.

    Between December 30, 2000 and March 9, 2001, the Company entered into leases for five additional retail stores, each having lease termination dates in 2011 or 2012. The Company plans to open twenty-five retail stores in 2001. The Company believes there is a total market potential for three hundred to five hundred of its stores throughout the United States.

Item 3.  Legal Proceedings

    From time to time, the Company is party to various legal proceedings, primarily arising in the Company's ordinary course of business. The Company believes that the outcome of legal proceedings pending at December 30, 2000, will not have a material impact to its financial position, results of operations or cash flow.

Item 4.  Submission of Matters to a Vote of Security Holders

    No matters were submitted to a vote of security holders of the Company during the fourth quarter of fiscal 2000.

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

    The Company's common stock trades on The Nasdaq Stock Market under the symbol "JILL". As of March 9, 2001, the number of holders of record of common stock of the Company was approximately 390.

    The following table sets forth, for the periods indicated, the high and low sales prices for the Company's common stock as reported on The Nasdaq Stock Market:

	High	Low
Fiscal 2000
Quarter ended December 30, 2000	$18.813	$9.625
Quarter ended September 23, 2000	11.000	6.000
Quarter ended June 24, 2000	7.750	3.500
Quarter ended March 25, 2000	5.250	2.906
Fiscal 1999
Quarter ended December 25, 1999	6.719	3.125
Quarter ended September 25, 1999	21.719	3.875
Quarter ended June 26, 1999	26.625	10.938
Quarter ended March 27, 1999	$20.625	$12.813

    The Company has never declared or paid any cash dividends on its common stock. The Company currently intends to retain any earnings for use in the operation and expansion of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

    On February 6, 2001, the Company issued and sold an aggregate of 1,710,000 shares of its common stock (the "Restricted Shares") to accredited institutional investors in a private placement under Rule 506 under the Securities Act of 1933. The Restricted Shares were sold for cash at a price of $18.00 per share, for gross proceeds of $30,780,000. The purchase price was established on January 23, 2001 and represents an 18% discount from the Nasdaq closing price on that date. The Company paid a fee of 6.0% of the gross proceeds from the sale of the Restricted Shares to the Company's placement agent for the sale of the Restricted Shares, and incurred other expenses of approximately $200,000 in the transaction, resulting in net proceeds to the Company, after placement agent fees and other expenses, of $28,732,000. On February 21, 2001 a registration statement on Form S-3 relating to resale of the Restricted Shares was declared effective.

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

    The Company's fiscal year ends on the last Saturday in December. The twelve months ended December 30, 2000 ("fiscal 2000") was a 53-week fiscal year. In a 53-week fiscal year, three of the quarters are 13-week periods, and one is a 14-week period. The fourth quarter of fiscal 2000 was a 14-week period. Prior to December 28, 1996, the Company's fiscal year had ended on the last Saturday in June. The Company's change in fiscal year end resulted in a six-month transition period ended December 28, 1996 (the "transition period"). On May 29, 1998, the Company announced a three-for-two stock split to be effected in the form of a stock dividend payable on June 30, 1998 to shareholders of record on June 12,

1998. All share and per share information below has been restated to reflect the effects of the three-for-two stock split.

	Twelve Months Ended				Transition Period Ended	Twelve Months Ended
	Dec. 30, 2000(1)	Dec. 25, 1999(2)	Dec. 26, 1998	Dec. 27, 1997	Dec. 28, 1996(3)	June 29, 1996(4)
	(in thousands, except per share and selected operating data)
Consolidated Statement of Operations Data:
Net sales	$246,309	$250,281	$218,730	$135,533	$43,324	$80,585
Income (loss) from continuing operations before taxes	22,019	(1,084)	13,774	6,392	1,072	261
Income (loss) from continuing operations	12,824	(684)	8,402	3,899	11,563	235
Net income (loss)	12,759	(684)	8,402	3,899	11,563	(9,350)
Income (loss) from continuing operations per share (diluted)	1.23	(0.07)	0.81	0.48	1.63	0.04
Net income (loss) per share (diluted)	$1.23	$(0.07)	$0.81	$0.48	$1.63	$(1.40)
Weighted average shares outstanding (diluted)	10,388	9,879	10,378	8,073	7,105	6,661
Consolidated Balance Sheet Data:
Total assets	$130,137	$101,359	$115,492	$75,381	$38,109	$27,069
Working capital	23,316	23,553	10,191	32,835	10,662	6,988
Long-term debt, less current portion	17,375	19,098	9,900	8,346	4,540	4,380
Stockholders' equity	$69,242	$55,862	$53,596	$43,142	$21,223	$9,480
Selected Operating Data (5):
Direct:
Circulation (6)
Catalogs (in thousands)	65,000	76,700	54,500	27,000	5,700	10,500
Square inches (in millions)	424,600	520,000	337,400	143,400	22,900	45,200
Twelve-month buyers (7)	991,000	1,043,000	833,000	426,000	148,000	139,000
Customer e-mail addresses	501,000	62,000	—	—	—	—
Retail:
Stores open (8)
Beginning of period	2	—	—	—	—	—
End of period	22	2	—	—	—	—
Store weeks in operation (9)	444	9	—	—	—	—
Total Company:
J. Jill private label credit card holders	196,000	146,000	99,000	66,000	43,000	32,000
(1)
Effective as of December 26, 1999, the Company changed its revenue recognition policy to be in accordance with the provisions of the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." Under SAB 101, revenue is recognized at time of customer receipt rather than upon shipment of goods to the customer. The cumulative effect of this change for periods prior to fiscal 2000 totaled $65,000, net of taxes of $41,000, and is reflected in the first quarter of fiscal 2000. The pro forma effect of SAB 101 on the net income (loss) for all prior periods presented was immaterial.

(2)
During the twelve-month period ended December 25, 1999, the Company recorded charges totaling $5,987,000, primarily associated with its decision to discontinue its Nicole Summers catalog concept. See Note D to the accompanying consolidated financial statements.

(3)
During the six-months ended December 28, 1996, the Company determined that, based on the Company's profitability trends and anticipated future profitability, it was more likely than not that sufficient book and taxable income would be generated to fully realize the benefit of its net deferred tax asset. This determination required the Company to remove the valuation allowance and recognize the deferred tax benefit of $10,598,000 at December 28, 1996 in its entirety.

(4)
On May 20, 1996, the Company announced its plan to divest its Carroll Reed segment and recorded a charge of $8,511,000 for the loss on disposal of discontinued operations. The results of the Carroll Reed operations through May 20, 1996 have been classified as income (loss) from discontinued operations.

(5)
All selected operating data exclude data related to the discontinued Nicole Summers catalog concept.

(6)
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

(7)
As used throughout this Form 10-K, the term "twelve-month buyers" means individuals who have made a catalog or e-commerce purchase within the previous twelve months.

(8)
Retail information relates to the Company's retail stores only and does not include data for the Company's catalog outlet stores.

(9)
The number of store weeks in operation refers to the sum of the number of weeks that each retail store was in operation during the period.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

    This Form 10-K, including the following discussion, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, the words "projected," "anticipated," "planned," "expected" and similar expressions are intended to identify forward-looking statements. In particular, statements regarding future financial targets or trends are forward-looking statements. Forward-looking statements are not guarantees of the Company's future financial performance, and undue reliance should not be placed on them. The Company's actual results, performance or achievements may differ significantly from the results discussed in or implied by the forward-looking statement. Factors that might cause such a difference include, but are not limited to, the following: the continued success or possible future failure of the retail store initiative; the ability of the Company to effectively manage its operations and growth in a multiple distribution channel environment; significant changes in customer acceptance of the Company's product offerings; changes in competition in the apparel industry; changes in consumer spending, fashion trends and consumer preferences; changes in, or the failure to comply with, federal and state tax and other government regulations; the customary risks of purchasing merchandise abroad, including longer lead times, higher initial purchase commitments and foreign currency fluctuations; possible future increases in expenses and labor and employee benefit costs; the ability of the Company to attract and retain qualified personnel; business abilities and judgment of management; the existence or absence of brand awareness; the existence or absence of publicity, advertising and promotional efforts; the success or failure of operating initiatives; the mix of the Company's sales between full price and liquidation merchandise; general economic and business conditions and other factors. See also Item 1A, Risk Factors. The Company disclaims any intent or obligation to update any forward-looking statements.

Overview

    The J. Jill Group, Inc. (together with its wholly owned consolidated subsidiaries, the "Company") is a specialty retailer of high quality women's apparel, accessories and footwear that markets its products through its catalogs, retail stores and e-commerce website. During 1999 the Company shifted from being a multiple catalog concept direct mail retailer to being a single brand retailer with multiple distribution channels. In the process, the Company discontinued its Nicole Summers catalog concept, launched its e-commerce website, jjill.com (during August 1999), and began opening retail stores (during November 1999). During 2000 the Company continued to focus its resources on developing its multiple distribution channel strategy.

    The Company's fiscal year ends on the last Saturday in December. The twelve months ended December 30, 2000 ("fiscal 2000") was a 53-week fiscal year. In a 53-week fiscal year, three of the quarters are 13-week periods, and one is a 14-week period. The fourth quarter of fiscal 2000 was a 14-week period.

    The Company recorded net sales of $246.3 million during fiscal 2000 compared to $250.3 million during the twelve months ended December 25, 1999 ("fiscal 1999"). Income before interest, taxes and cumulative effect ("operating income") for fiscal 2000 was $23.4 million or 9.5% of net sales compared to $0.5 million or 0.2% of net sales in the prior year. Net income for fiscal 2000 was $12.8 million or $1.23 per diluted share compared to a loss of $0.7 million or $0.07 per share in fiscal 1999. During fiscal 1999, the Company recorded charges totaling $6.0 million primarily associated with its decision to discontinue its Nicole Summers catalog concept.

    Net sales for the three months ended December 30, 2000 ("fourth quarter 2000") increased by 44.4% to $88.4 million from $61.2 million for the three months ended December 25, 1999 ("fourth quarter 1999"). Fourth quarter 2000 operating income totaled $12.0 million or 13.6% of net sales compared to a loss from operations of $2.1 million during the fourth quarter of last year. Fourth quarter 2000 net income totaled $6.7 million or $0.63 per diluted share compared to a net loss of $1.5 million or $0.15 per share for the comparable period last year. During the fourth quarter of 1999, the Company recorded charges totaling $0.7 million primarily associated with its decision to discontinue its Nicole Summers catalog concept.

    The Company currently has two distinct business segments, direct and retail. Both of these segments are focused on selling J. Jill merchandise. Each segment is separately managed and utilizes distinct distribution, marketing and inventory management strategies. The direct segment markets merchandise through catalogs and an e-commerce website. The retail segment sells the same merchandise through retail stores.

Significant Event

    During fiscal 1999, the Company recorded charges totaling $6.0 million primarily associated with its decision to discontinue its Nicole Summers catalog concept. These charges included a $3.6 million special charge shown separately on the accompanying consolidated statement of operations and a $2.4 million inventory markdown charge included in cost of products and merchandising. The $3.6 million special charge was comprised primarily of asset impairments, lease commitment costs, severance costs and other costs related to the discontinuance of Nicole Summers. The inventory markdown charge includes a write-down of inventory to the lower of cost or market as well as costs to exit certain inventory purchase commitments made in the ordinary course of business.

    The Company's liquidation plan for the Nicole Summers inventory was complete as of December 30, 2000, and had more favorable results than anticipated. The Company received proceeds from the Nicole Summers inventory liquidation greater than the estimated net realizable value established for the inventory. As a result, the Company recorded an additional $0.3 million of gross margin during fiscal 2000.

Results of Operations

    The following table sets forth, for the fiscal periods indicated, certain items from the Company's consolidated statements of operations expressed as a percentage of net sales:

	Twelve Months Ended
	December 30, 2000	December 25, 1999	December 26, 1998
Net sales	100.0%	100.0%	100.0%
Cost of products and merchandising (1)	65.3	68.5	65.7

Gross margin	34.7	31.5	34.3
Selling, general and administrative expenses	25.2	29.8	28.2
Special charge	—	1.5	—

Income before interest, taxes and cumulative effect	9.5	0.2	6.1
Interest, net	0.6	0.6	(0.2)

Income (loss) before taxes and cumulative effect	8.9	(0.4)	6.3
Income tax provision (benefit)	3.7	(0.1)	2.5

Income (loss) before cumulative effect	5.2	(0.3)	3.8
Cumulative effect of accounting change, net of tax	—	—	—

Net income (loss)	5.2%	(0.3)%	3.8%

(1)
Cost of products and merchandising for fiscal 1999 includes markdowns associated with the discontinuance of Nicole Summers which represent 0.9% of net sales.

    The table below summarizes net sales by segment for fiscal 2000, fiscal 1999, and for the twelve months ended December 26, 1998 ("fiscal 1998"):

	Twelve Months Ended
	December 30, 2000	December 25, 1999	December 26, 1998
Direct:
J. Jill	$217,920	$217,530	$165,510
Nicole Summers	1,524	33,724	54,022

Total Direct	219,444	251,254	219,532
Retail	28,308	954	—
Other (1)	(1,443)	(1,927)	(802)

Total net sales	$246,309	$250,281	$218,730

(1)
Other represents certain sales allowances not specifically attributable to the direct or retail business segments.

Comparison of Fiscal 2000 to Fiscal 1999

    Net sales totaled $246.3 million during fiscal 2000 compared to $250.3 million during fiscal 1999. The $4.0 million decrease in total company net sales resulted primarily from a combination of increased retail segment net sales ($27.4 million) and decreased net sales from the discontinued Nicole Summers catalog concept ($32.2 million). J. Jill catalog circulation decreased 15.3% during fiscal 2000 as compared to fiscal 1999 while customer response rates and average order size increased. E-commerce net sales represented 16.0% of total direct segment net sales during fiscal 2000 as compared to 2.3% during fiscal 1999. Retail segment net sales increased $27.4 million in fiscal 2000 over fiscal 1999's $1.0 million. The Company began opening retail stores during November 1999 and had two stores opened at December 25, 1999, and twenty-two stores opened at December 30, 2000. The Company expects to open an additional twenty-five stores during fiscal 2001.

    Gross margin represents net sales less cost of products and merchandising. Cost of products and merchandising consists primarily of merchandise development, control and acquisition costs, provisions for markdowns, order processing and customer service costs, distribution facility costs and occupancy costs for the Company's retail stores. During fiscal 2000 gross margin increased by $6.8 million, or 8.6%, to $85.5 million from $78.7 million during fiscal 1999. As a percentage of net sales, gross margin increased to 34.7% during fiscal 2000 from 31.5% (32.4% before special markdown charges) during fiscal 1999. This increase in gross margin as a percentage of net sales is primarily the result of productivity improvements in order processing at the Company's operations and fulfillment center in Tilton, New Hampshire (the "Tilton facility") and the leveraging of certain fixed costs. Due in part to the seasonal nature of the Company's growing retail business, the Company expects its gross margin as a percentage of net sales to vary significantly between quarters during fiscal 2001. For the year, the Company expects its gross margin in fiscal 2001 to remain at approximately the fiscal 2000 level.

    Selling, general and administrative expenses consist of costs to produce, print and distribute catalogs, and corporate administrative, e-commerce website, and retail store selling and administrative costs. During fiscal 2000, selling, general and administrative expenses decreased by $12.5 million, or 16.7%, to $62.1 million from $74.6 million during fiscal 1999. As a percentage of net sales, selling, general and administrative expenses decreased to 25.2% during fiscal 2000 from 29.8% during fiscal 1999. This decrease in selling, general and administrative expenses as a percent of net sales is primarily the result of increased catalog productivity, which was partially offset by increased retail selling expenses and increases in general and administrative spending, primarily in the areas of compensation and corporate occupancy. The Company expects selling, general and administrative expenses as a percentage of net sales to increase slightly in fiscal 2001 as compared to fiscal 2000.

    Interest income decreased to $0.3 million in fiscal 2000 from $0.4 million in fiscal 1999. Interest expense decreased to $1.7 million in fiscal 2000 as compared to $2.0 million in fiscal 1999. The Company expects its interest income to increase and its interest expense to decrease in fiscal 2001 as compared to fiscal 2000 due to increased cash on hand from proceeds received from its recent sale of common stock. (See "Liquidity and Capital Resources".)

Comparison of Fiscal 1999 to Fiscal 1998

    Net sales increased by 14.4%, or $31.6 million, to $250.3 million in fiscal 1999 from $218.7 million in fiscal 1998. The increase in net sales was attributable primarily to sales volume increases from the J. Jill catalog. In fiscal 1999, J. Jill direct segment net sales and catalog circulation increased by 31.4% and 40.7%, respectively, as compared to fiscal 1998. Within the direct segment, J. Jill's net sales growth was attributable to the increase in catalog circulation, partially offset by a decrease in response rates and average order size. E-commerce net sales represented 2.3% of total direct segment net sales during fiscal 1999. J. Jill retail segment net sales totaled $1.0 million during fiscal 1999. The Company began opening retail stores during November 1999 and had two stores opened at December 25, 1999. In fiscal 1999, direct segment net sales and circulation for Nicole Summers decreased by 37.6% and 10.4%, respectively, as compared to fiscal 1998. This decrease in Nicole Summers net sales was primarily attributable to a decrease in response rates and average order size as well as the decrease in catalog circulation.

    During fiscal 1999, gross margin increased by $3.8 million, or 5.1%, to $78.7 million from $74.9 million in fiscal 1998. As a percentage of net sales, gross margin decreased to 31.5% (32.4% before special markdown charges) in fiscal 1999 from 34.3% in fiscal 1998. This decrease primarily related to increased costs associated with excess capacity at the Tilton facility as well as an increase in costs to service the customer. The Company also increased its promotional sales activity during fiscal 1999, but this was offset by a reduction in required markdowns (excluding special markdown charges).

    During fiscal 1999, selling, general and administrative costs increased by $12.9 million, or 20.9%, to $74.6 million from $61.7 million in fiscal 1998. As a percentage of net sales, selling, general and administrative expenses increased to 29.8% in fiscal 1999 from 28.2% in fiscal 1998. This increase primarily resulted from decreased catalog productivity as well as start up costs attributable to the Company's new e-commerce website and retail stores.

    The special charge during fiscal 1999 was comprised primarily of asset impairments, lease commitment costs, severance costs and other costs related to the discontinuance of the Nicole Summers catalog concept. (See "Significant Event" above.)

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

Income Taxes

    The Company provides for income taxes at an effective tax rate that includes the full federal and state statutory tax rates. The Company's effective tax rates for fiscal 2000, fiscal 1999, and fiscal 1998 were 41.8%, 36.9%, and 39.0%, respectively. The increased effective tax rate in fiscal 2000 reflects the effect of an increased state statutory tax rate due to the Company doing business in states with higher tax rates and a higher federal statutory tax rate based on taxable income levels. The decreased effective tax rate during fiscal 1999 reflects the effect of a lower federal statutory tax rate based on taxable income levels.

Cumulative Effect of Accounting Change

    Effective as of December 26, 1999, the Company changed its revenue recognition policy to be in accordance with the provisions of the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." Under SAB 101, revenue is recognized at time of customer receipt rather than upon shipment of goods to the customer. The cumulative effect of this change for periods prior to fiscal 2000 totaled $65,000, net of taxes of $41,000, and is reflected in the first quarter of fiscal 2000. Had the provisions of SAB 101 been applied to fiscal 1999 and fiscal 1998, the pro forma effect on previously reported net income would have been to increase net income by $137,000, net of taxes of $88,000, in fiscal 1999 and to decrease net income by $125,000, net of taxes of $80,000, in fiscal 1998.

Segment Direct Contribution

    The Company currently has two distinct business segments, direct and retail. The Company began operation of its retail segment in November 1999. Prior to the third quarter of fiscal 2000, the Company aggregated its segments. Segment information for fiscal 1999 and fiscal 1998 has been presented to conform to current year presentation. Results from the Company's catalog outlet stores and the discontinued Nicole Summers catalog are included in the direct segment. Segment reporting is intended to give financial statement users a view of the Company "through the eyes of management." It designates the Company's internal management reporting structure as the basis for determining the Company's reportable segments, as well as the basis for determining the information to be disclosed for those segments.

    The accounting policies of the Company's segments are the same as those described in Note B to the accompanying consolidated financial statements. In addition, inter-segment balances and transactions have been eliminated. The Company evaluates its segment profitability based on the direct contribution of each segment. Direct contribution represents each segment's net sales less direct costs related to the segment's operations. Direct costs for both segments include merchandise acquisition and control costs and provisions for markdowns. In addition, direct costs for the direct segment include catalog costs, certain order processing costs and e-commerce selling costs. Direct costs for the retail segment also include retail store selling, occupancy and administrative costs.

    During fiscal 2000, the direct contribution of the direct segment increased by 29.1%, or $13.7 million, to $60.7 million from $47.0 million during fiscal 1999. This increase was attributable to improved catalog productivity during fiscal 2000 as compared to fiscal 1999, as selling costs were leveraged over higher sales volume. During fiscal 1999, the direct contribution of the direct segment increased by 11.9%, or $5.0 million, to $47.0 million from $42.0 million during fiscal 1998. This increase was attributable to the shift in the mix of the business toward J. Jill, which experienced higher product gross margins as a percent of net sales than Nicole Summers. The retail direct contribution for fiscal 2000 and fiscal 1999 was $0.5 million and ($0.6) million, respectively.

Seasonality and Quarterly Fluctuations

    As the Company's retail business becomes a greater portion of its overall business, the Company expects that its business will become more seasonal. Also, during fiscal 2000 fourth quarter net sales for the Company's direct segment were significantly greater than for other quarters, and the Company expects this trend to continue in fiscal 2001.

    The addition of twenty-five new retail stores throughout fiscal 2001 is expected to materially impact year-over-year comparisons of the Company's net sales. Also, January is included in the first fiscal quarter for the Company but is included in the fourth fiscal quarter for many other retailers. Because January is a month that traditionally involves significant promotional pricing, this difference needs to be taken into account when making quarter-to-quarter comparisons of the Company's financial performance with that of other retailers.

Liquidity and Capital Resources

    The Company's principal working capital needs arise from the need to support costs incurred in advance of revenue generation, primarily inventory acquisition, catalog development, production and mailing costs incurred prior to the beginning of each selling season. The Company has two selling seasons which correspond to the fashion seasons. The spring season begins in January and ends in July. The fall season begins in July and ends in January. The Company's capital investment needs arise from initiatives identified to support the growth of the Company, including the retail store rollout and improvements to the Company's physical and operating infrastructure. During fiscal 2000, the Company funded its working capital and capital investment needs with cash generated from operations and borrowings under its revolving line of credit.

    The Company's cash and cash equivalents ("cash") decreased by $3.9 million during fiscal 2000. This cash, as well as $16.7 million in cash generated from operations, was used to fund most of the Company's capital investments, which totalled $22.5 million. Approximately $19.4 million of these expenditures related to the Company's retail segment and consisted primarily of store leasehold improvements, furniture and equipment. Other capital expenditures included construction costs related to the Company's new corporate headquarters and investments in information systems primarily to support the retail business. Cash decreased by $14.5 million during fiscal 1999. This cash, as well as $4.7 million in cash generated from operations and $1.3 million in cash from stock transactions, was used to fund the Company's capital investments ($9.5 million) and to pay down debt ($10.7 million). During fiscal 1999, the Company's capital expenditures were primarily related to construction costs to complete the Tilton facility and to construct the Company's new corporate headquarters and the two retail stores that were opened in fiscal 1999. Cash increased by $0.7 million during fiscal 1998. During 1998, the Company used cash provided by operating activities and increased borrowings to pay for capital expenditures primarily associated with the Tilton facility construction.

    Operating activities provided $16.7 million, $4.7 million and $8.5 million in cash during fiscal 2000, fiscal 1999 and fiscal 1998, respectively, primarily from net income before depreciation and amortization.

    Inventory levels at December 30, 2000 were 74.5% higher than at December 25, 1999. This increase is primarily attributable to the earlier timing of spring season receipts in fiscal 2000 as compared to fiscal 1999 and increased inventory balances associated with twenty-two retail stores at December 30, 2000, versus two at December 25, 1999. The Company expects that its inventory balance will continue to increase as it opens additional retail stores. Accounts receivable were 74.4% higher at December 30, 2000 than at December 25, 1999. This increase is primarily attributable to increased receivable balances associated with the Company's Holiday deferred billing promotion and landlord allowances. Accounts payable and accrued expenses were 74.9% higher at December 30, 2000 than at December 25, 1999. This increase is primarily attributable to increased amounts payable related to increased inventory, the retail expansion and accrued income taxes.

    The Company's credit facilities at December 30, 2000 consisted of (i) a $12.0 million real estate loan (the "Tilton Facility Loan"); (ii) a $9.5 million equipment loan (the "Equipment Loan"); (iii) a $1.0 million furniture loan (the "Furniture Loan"); and (iv) a $30.0 million revolving line of credit (the "Revolver"). The Tilton Facility Loan is collateralized by a mortgage lien on the Tilton facility. The Tilton facility is owned by Birch Pond Realty Corporation, a wholly owned subsidiary of The J. Jill Group, Inc., and leased to The J. Jill Group, Inc. The Equipment Loan is collateralized by substantially all of the Company's materials handling equipment. The Furniture Loan is collateralized by certain workstations and office furniture. The Revolver is collateralized by substantially all of the Company's remaining assets. At December 30, 2000, there were $14.5 million of letters of credit outstanding under the Revolver and $2.1 million in outstanding borrowings, leaving $13.4 million available under the Revolver. The Revolver matures on June 1, 2001. The weighted average interest rate for amounts outstanding under the Company's credit facilities during fiscal 2000 was 7.45%. The Company's credit facilities contain various lending conditions and covenants including restrictions on permitted liens. Certain credit facilities also contain covenants that require compliance with certain debt service coverage and other financial ratios. During fiscal 2000, the loan agreement relating to the Revolver was amended to exclude certain capital expenditures from the debt service coverage ratio calculation, to recognize certain modifications in the Company's corporate structure, to exclude Revolver advances from the current ratio, to clarify the amounts to be included in the capital expenditures covenant calculation and to adjust certain other requirements. During fiscal 2000 and at December 30, 2000, the Company was in compliance with the financial covenants associated with its amended credit facilities. The Company is currently negotiating with its primary lender to replace the Revolver with a new larger revolving credit facility in order to support its working capital needs.

    The Company opened twenty retail stores during fiscal 2000 and currently plans to open twenty-five retail stores during fiscal 2001. The combined future minimum lease payments due under the Company's retail store leases totals $58.0 million and ranges between $5.1 million and $6.2 million per year. Each lease has a term of approximately ten years. Between December 30, 2000 and March 9, 2001, the Company entered into leases for five additional retail stores. The Company's cash requirements related to its retail store initiative are significant and are primarily comprised of leasehold improvements, net of tenant improvement allowances, and initial inventory acquisition costs. The initial cash requirements for opening a new retail store are currently estimated at an average of between $0.7 million and $0.9 million per store.

    During December 2000, the Company sold its previous warehouse and distribution center located in Meredith, New Hampshire to a third party. The Company received cash proceeds from the sale of $2.1 million. In connection with the sale, the Company repaid the outstanding balance of its real estate loan related to the property, which totaled $1.3 million.

    On February 6, 2001, the Company issued and sold an aggregate of 1,710,000 shares of its common stock (the "Restricted Shares") to accredited institutional investors in a private placement under Rule 506 under the Securities Act of 1933. The Restricted Shares were sold for cash at a price of $18.00 per share, for gross proceeds of $30.8 million. The purchase price was established on January 23, 2001 and represents an 18% discount from the Nasdaq closing price on that date. The Company paid a fee of 6.0% of the gross proceeds from the sale of the Restricted Shares to the Company's placement agent for the sale of the

Restricted Shares, and incurred other expenses of approximately $0.2 million in the transaction, resulting in net proceeds to the Company, after placement agent fees and other expenses, of $28.7 million. On February 21, 2001 a registration statement on Form S-3 relating to resale of the Restricted Shares was declared effective.

    The Company expects that the proceeds from its recent stock offering, cash available under new and existing credit facilities and cash flows from operations will be sufficient to support the Company's capital and operating needs during fiscal 2001and 2002. The Company expects to utilize a significant portion of its cash generated from operations in fiscal 2001 to fund its planned fiscal 2001 retail store roll-out.

Future Financial Targets

    With respect to fiscal 2001, the Company has set the following targets for its financial performance:

  •
  For the first quarter, net sales to increase by 28% to 30% over the prior year's comparable quarter and diluted earnings per share in the range of $0.04 to $0.06.

  •
  For the year, the Company is maintaining its previously announced financial target of $1.22 to $1.28 diluted earnings per share, while absorbing dilution of approximately two million shares or 20%.

    Due to the lack of visibility into the remainder of the year and because of the uncertain economic environment, the Company has decided to provide interim period financial targets only for the first quarter of fiscal 2001 at this point in time.

    These are the Company's targets, not predictions of actual performance. Historically, the Company's performance has deviated, often materially, from its targets. See the first paragraph of this Item 7 for factors that might cause such deviations.

Recent Accounting Standards

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." This pronouncement requires balance sheet recognition of derivatives at fair value. Derivatives that do not meet the definition of hedges within the statement must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value of the hedged assets will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. In June 1999, the FASB issued Statement No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133." SFAS 137 deferred the effective date of SFAS 133 until the first fiscal quarter of 2001. At December 30, 2000, the Company did not have any derivative financial instruments or embedded derivatives and as such the adoption of SFAS 133 will have no impact to the Company's financial statements.

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

THE J. JILL GROUP, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of
  The J. Jill Group, Inc.:

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of The J. Jill Group, Inc. and its subsidiaries at December 30, 2000 and December 25, 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Boston, Massachusetts
February 13, 2001

THE J. JILL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 30, 2000	December 25, 1999
ASSETS
Current assets:
Cash and cash equivalents	$1,594	$5,500
Cash held in escrow	407	448
Accounts receivable	8,479	4,861
Assets held for sale	—	2,313
Inventory	37,874	21,705
Prepaid catalog expenses	4,116	3,963
Deferred income taxes	7,455	10,083
Other current assets	1,951	1,079

Total current assets	61,876	49,952
Property and equipment, net	65,194	46,995
Deferred income taxes	1,702	3,065
Other non-current assets	1,365	1,347

Total assets	$130,137	$101,359

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$15,625	$6,527
Accrued expenses	12,192	9,378
Accrued customer returns	6,733	7,357
Current portion of long-term debt	4,010	3,137

Total current liabilities	38,560	26,399
Long-term debt, less current portion	17,375	19,098
Other non-current liabilities	4,960	—
Commitments
Stockholders' equity:
Special preferred stock (par value $0.01) 1,000,000 shares authorized	—	—
Common stock (par value $0.01) 15,000,000 shares authorized, 10,156,662 and 9,990,421 shares issued and outstanding as of December 30, 2000 and December 25, 1999, respectively	102	100
Additional paid-in capital	63,518	62,899
Retained earnings (accumulated deficit)	5,622	(7,137)

Total stockholders' equity	69,242	55,862

Total liabilities and stockholders' equity	$130,137	$101,359

The accompanying notes are an integral part of the consolidated financial statements.

THE J. JILL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Twelve Months Ended
	December 30, 2000	December 25, 1999	December 26, 1998
	(53 weeks)
Net sales	$246,309	$250,281	$218,730
Cost of products and merchandising	160,819	171,545	143,798

Gross margin	85,490	78,736	74,932
Selling, general and administrative expenses	62,084	74,570	61,677
Special charge	—	3,628	—

Income before interest, taxes and cumulative effect	23,406	538	13,255
Interest, net	1,387	1,622	(519)

Income (loss) before taxes and cumulative effect	22,019	(1,084)	13,774
Income tax provision (benefit)	9,195	(400)	5,372

Income (loss) before cumulative effect	12,824	(684)	8,402
Cumulative effect of accounting change, net of tax	(65)	—	—

Net income (loss)	$12,759	$(684)	$8,402

Earnings (loss) per share:
Basic
Income (loss) before cumulative effect	$1.28	$(0.07)	$0.89
Cumulative effect of accounting change	(0.01)	—	—

Net income (loss)	$1.27	$(0.07)	$0.89

Diluted
Income (loss) before cumulative effect	$1.23	$(0.07)	$0.81
Cumulative effect of accounting change	(0.01)	—	—

Net income (loss)	$1.23	$(0.07)	$0.81

Weighted average shares outstanding:
Basic	10,031	9,879	9,483
Diluted	10,388	9,879	10,378

The accompanying notes are an integral part of the consolidated financial statements.

THE J. JILL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands)

	Common Stock	Additional Paid-In Capital	Unrealized Loss on Marketable Securities	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity
Balance at December 27, 1997	$61	$58,041	$(105)	$(14,855)	$43,142
Exercise of stock options	3	1,115	—	—	1,118
Tax benefit from exercise of stock options	—	734	—	—	734
Stock granted under the 1998 Employee Stock Purchase Plan	—	96	—	—	96
Adjustment for stock split	32	(33)	—	—	(1)
Change in unrealized losses, net of tax	—	—	105	—	105
Net income	—	—	—	8,402	8,402

Balance at December 26, 1998	96	59,953	—	(6,453)	53,596
Exercise of stock options	4	1,099	—	—	1,103
Tax benefit from exercise of stock options	—	1,636	—	—	1,636
Stock granted under the 1998 Employee Stock Purchase Plan	—	211	—	—	211
Net loss	—	—	—	(684)	(684)

Balance at December 25, 1999	100	62,899	—	(7,137)	55,862
Exercise of stock options	1	222	—	—	223
Tax benefit from exercise of stock options	—	50	—	—	50
Stock granted under the 1998 Employee Stock Purchase Plan	1	347	—	—	348
Net income	—	—	—	12,759	12,759

Balance at December 30, 2000	$102	$63,518	$—	$5,622	$69,242

The accompanying notes are an integral part of the consolidated financial statements.

THE J. JILL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Twelve Months Ended
	December 30, 2000	December 25, 1999	December 26, 1998
	(53 weeks)
Cash flows provided by operating activities:
Net income (loss)	$12,759	$(684)	$8,402
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,721	4,668	2,853
Loss on sale of marketable securities	—	—	159
Deferred income taxes	3,991	(1,694)	(1,680)
Non-cash write down of assets held for sale	—	2,266	—
Loss on sale of assets held for sale	169	—	—
Changes in assets and liabilities:
Increase in accounts receivable	(3,618)	(3,209)	(1,210)
(Increase) decrease in inventory	(16,169)	5,142	(6,268)
(Increase) decrease in prepaid catalog expenses	(153)	1,291	1,221
(Increase) decrease in other assets	(890)	378	(717)
Increase (decrease) in accounts payable and accrued expenses	15,484	(2,441)	2,142
Increase (decrease) in accrued customer returns	(624)	(976)	3,554

Net cash provided by operating activities	16,670	4,741	8,456
Cash flows used in investing activities:
Additions to property and equipment	(22,482)	(9,513)	(35,221)
Proceeds from sale of assets held for sale	2,144	110	—
(Increase) decrease in cash held in escrow	41	(448)	—
Proceeds from sale of marketable securities	—	—	3,836

Net cash used in investing activities	(20,297)	(9,851)	(31,385)
Cash flows provided by (used in) financing activities:
Deposit on lease	—	—	(1,300)
Borrowings under debt agreements	25,680	32,996	70,702
Payments of debt borrowings	(26,530)	(43,696)	(46,950)
Proceeds from stock transactions	571	1,314	1,213

Net cash provided by (used in) financing activities	(279)	(9,386)	23,665
Net increase (decrease) in cash and cash equivalents	(3,906)	(14,496)	736
Cash and cash equivalents at:
Beginning of period	5,500	19,996	19,260

End of period	$1,594	$5,500	$19,996

Supplemental information:
Non-cash investing activities:
Construction in progress accrued, not paid	$1,735	$297	$943
Cash paid for interest	$1,697	$1,890	$557
Cash paid (received) for income taxes	$(1,132)	$4,794	$5,994

The accompanying notes are an integral part of the consolidated financial statements.

THE J. JILL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.  Nature of business:

    The J. Jill Group, Inc. (together with its wholly owned consolidated subsidiaries, the "Company") is a specialty retailer of high quality women's apparel, accessories and footwear that markets its products through its catalogs, retail stores and e-commerce website. During 1999 the Company shifted from being a multiple catalog concept direct mail retailer to being a single brand retailer with multiple distribution channels. In the process, the Company discontinued its Nicole Summers catalog concept, launched its e-commerce website (during August 1999), and began opening retail stores (during November 1999). During 2000 the Company continued to focus its resources on developing its multiple distribution channel strategy.

B.  Summary of significant accounting policies:

Principles of consolidation

    The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany balances and transactions have been eliminated.

Fiscal year

    The Company's fiscal year ends on the last Saturday in December. The twelve months ended December 30, 2000 ("fiscal 2000") was a 53-week fiscal year. In a 53-week fiscal year, three of the quarters are 13-week periods, and one is a 14-week period. The fourth quarter of fiscal 2000 was a 14-week period.

Stock split

    On May 29, 1998, the Company announced a three-for-two stock split to be effected in the form of a stock dividend payable on June 30, 1998 to shareholders of record on June 12, 1998. As a result of this stock split, 3,164,069 shares of common stock were issued. All historical earnings per share information has been restated to include the effects of the stock split. The consolidated statements of changes in stockholders' equity for dates prior to the stock split have not been restated to include the effects of the stock split. All common stock amounts and activity after the date of the stock split reflect the three-for-two split.

Revenue recognition

    The Company recognizes sales and the related cost of sales at the time the products are received by customers in accordance with the provisions of the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." See Note C regarding cumulative effect of accounting change. Sales are final upon receipt of goods by the customer. However, the customer may return ordered items for an exchange or refund. The Company provides an allowance based on projected merchandise returns, taking into consideration historical experience and other factors. The returns allowance is recorded as a reduction to net sales for the estimated retail value of the projected merchandise returns and as a reduction in cost of products for the corresponding cost amount. Shipping and handling fees charged to the customer are recognized at the time the products are received by the customer and are included in net sales. The cost of shipping products to the customer is recognized at the time the products are received by the customer and are included in cost of products and merchandising.

Cash and cash equivalents

    Cash and cash equivalents consist primarily of cash on deposit in banks and may also include cash invested in money market mutual funds and overnight repurchase agreements. The Company considers all highly liquid instruments, including certificates of deposit, with remaining maturity at time of purchase of three months or less to be cash equivalents.

Cash held in escrow

    Cash held in escrow consists of amounts Birch Pond Realty Corporation, a wholly owned subsidiary of The J. Jill Group, Inc., is required to keep in escrow associated with the outstanding loan on the operations and fulfillment center in Tilton, New Hampshire (the "Tilton facility"). These amounts will be used to pay real estate taxes, insurance and various costs for repairs and replacements related to the Tilton facility.

Inventory

    Inventory, consisting of merchandise for sale, is stated at the lower of cost or market, with cost determined using the weighted average cost method. The Company provides for markdown reserves based on expected net realizable market value.

Property and equipment

    Property and equipment are stated at cost. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets, which are 30 years for buildings and 1 to 7 years for computers, computer software, equipment, furniture and fixtures. Improvements to leased premises are amortized on a straight-line basis over the shorter of the estimated useful life or the lease term. Maintenance and repairs are charged to expense as incurred. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to income.

    The Company accounts for its internal use software, including website development costs, in accordance with the American Institute of Certified Public Accountants' Statement of Position No. 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. SOP 98-1 also requires that costs related to the preliminary project stage and the post-implementation/operations stage of an internal-use computer software development project be expensed as incurred.

Long-lived assets

    Management periodically considers whether there has been a permanent impairment in the value of its long-lived assets, primarily property and equipment, by evaluating various factors, including current and projected future operating results and undiscounted cash flows. The value of impaired long-lived assets is adjusted periodically based on changes in these factors. During the twelve months ended December 25, 1999 ("fiscal 1999") the Company determined that certain long-lived assets were impaired. See Note D.

Pre-opening costs

    Pre-opening costs for the Company's new retail stores include costs incurred prior to store opening (e.g., payroll costs and manager training expenses). These costs are expensed as incurred and are included in selling, general and administrative expenses. Pre-opening costs totaled $670,000 and $140,000 during fiscal 2000 and fiscal 1999, respectively.

Selling expenses

    Selling expenses consist primarily of the cost to produce, print and distribute catalogs ("catalog costs"), retail store selling and administrative costs, primarily salaries and benefits, and other marketing department costs. Costs associated with the Company's e-commerce website are also included in selling expenses. Catalog costs are considered direct-response advertising and as such are capitalized as incurred and amortized over the expected sales life of each catalog, which is generally a period not exceeding six months. Creative and production costs associated with the Company's e-commerce website are also considered direct response advertising and as such are capitalized as incurred and amortized over the respective selling season, which is generally a period not to exceed six months. Strategy and planning costs associated with the Company's e-commerce website are expensed as incurred. Advertising expense, excluding catalog costs, totaled $87,000, $1,339,000 and $483,000 during fiscal 2000, fiscal 1999 and for the twelve months ended December 26, 1998 ("fiscal 1998"), respectively.

Fair value of financial instruments

    The Company periodically assesses the fair value of its financial instruments. Based on such an analysis, the fair value of the Company's long-term debt, including current maturities, at December 30, 2000 and December 25, 1999 was approximately $20,224,000 and $21,175,000, respectively.

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

Risk and uncertainties

    Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist principally of cash investments. The Company maintains cash and cash equivalents with various major financial institutions. The Company performs periodic evaluations of the relative credit standing of these financial institutions to minimize credit risk.

    The Company has evaluated its operations to determine if any risks and uncertainties exist that could severely impact its operations in the near term. The potential near term risks that the Company evaluated include maintaining an effective seasonal merchandise assortment and creative presentation, selecting retail store locations and attracting and retaining key employees. The Company believes that its concentration risks are limited, primarily due to the fact that it purchases its inventory through buying agents and directly from a variety of vendors. The buying agents generally purchase the Company's inventory directly from a variety of foreign vendors. During fiscal 2000 and fiscal 1999, the Company did not purchase more than 10% of its inventory directly from any one vendor. However, it did purchase approximately 28% and 20% of its inventory through one buying agent during fiscal 2000 and fiscal 1999, respectively. The Company believes that its combined foreign purchases, including direct purchases and indirect purchases through domestic vendors, totaled approximately 80% of its total purchases during fiscal 2000. Although the Company could purchase this inventory through alternative buying agents and or directly from vendors, loss of this buying agent could temporarily disrupt operations. The Company attempts to mitigate this risk by working closely with key agents and vendors.

Comprehensive income (loss)

    The Company calculates comprehensive income (loss) in accordance with the Financial Accounting Standard Board's ("FASB") Statement No. 130 ("SFAS 130"), "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income. The Company's comprehensive income (loss) includes net income (loss) as reported in the accompanying consolidated statements of operations plus the change in unrealized losses on marketable securities, net of deferred tax benefit. Comprehensive income (loss) equaled net income as reported in the accompanying consolidated statements of operations in fiscal 2000 and fiscal 1999, and totaled $8,507,000 in fiscal 1998. There was no accumulated other comprehensive income at December 30, 2000 or December 25, 1999.

Statement of operations classifications

    Cost of products and merchandising on the Company's consolidated statements of operations consists primarily of merchandise development, control and acquisition costs, provisions for markdowns, order processing and customer service costs, distribution facility costs and occupancy costs for the Company's retail stores. Selling, general and administrative expenses on the Company's consolidated statements of operations consist of costs to produce, print and distribute catalogs, and corporate administrative, e-commerce website and retail store selling and administrative costs.

Reclassifications

    Certain amounts in the prior year financial statements and related notes have been reclassified to conform with the fiscal 2000 presentation. In addition to certain reclassifications in the accompanying consolidated balance sheets and consolidated statements of cash flows, segment information for fiscal 1999 and fiscal 1998 has been presented to conform to current period presentation.

Recent accounting standards

    In June 1998, the FASB issued Statement No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." This pronouncement requires balance sheet recognition of derivatives at fair value. Derivatives that do not meet the definition of hedges within the statement must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value of the hedged assets will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. In June 1999, the FASB issued Statement No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities —Deferral of the Effective Date of FASB

Statement No. 133." SFAS 137 deferred the effective date of SFAS 133 until the first fiscal quarter of 2001. At December 30, 2000, the Company did not have any derivative financial instruments or embedded derivatives and as such the adoption of SFAS 133 will have no impact to the Company's consolidated financial statements.

C.  Cumulative effect of accounting change:

    Effective as of December 26, 1999, the Company changed its revenue recognition policy to be in accordance with the provisions of SAB 101. Under SAB 101, revenue is recognized at time of customer receipt rather than upon shipment of goods to the customer. The cumulative effect of this change for periods prior to fiscal 2000 totaled $65,000, net of taxes of $41,000, and is reflected in the first quarter of fiscal 2000. Had the provisions of SAB 101 been applied to fiscal 1999 and fiscal 1998, the pro forma effect on previously reported net income would have been to increase net income by $137,000, net of taxes of $88,000, in fiscal 1999 and to decrease net income by $125,000, net of taxes of $80,000, in fiscal 1998.

D.  Accrued special charges:

    During fiscal 1999, the Company recorded charges totaling $5,987,000 primarily associated with its decision to discontinue its Nicole Summers catalog concept. These charges included a $3,628,000 special charge shown separately on the accompanying consolidated statement of operations and a $2,359,000 inventory markdown charge included in cost of products and merchandising. The $3,628,000 special charge was comprised primarily of asset impairments, lease commitment costs, severance costs and other costs related to the discontinuance of Nicole Summers. The inventory markdown charge includes a write-down of inventory to the lower of cost or market as well as costs to exit certain inventory purchase commitments made in the ordinary course of business.

    The Company's liquidation plan for the Nicole Summers inventory was complete as of December 30, 2000, and had more favorable results than anticipated. The Company received proceeds from the Nicole Summers inventory liquidation greater than the estimated net realizable value established for the inventory. As a result, the Company recorded an additional $305,000 of gross margin during fiscal 2000.

    At December 30, 2000, the accrual for special charges had been fully utilized. At December 25, 1999, accrued expenses in the accompanying consolidated balance sheet included $532,000 of accrued special charges related to the discontinuance of Nicole Summers. These accrued special charges were comprised of lease commitment costs, severance costs and certain other costs, and were paid in fiscal 2000.

    During December 2000, the Company sold its previous warehouse and distribution center located in Meredith, New Hampshire (the "Meredith facility") to a third party. This asset had been classified as assets held for sale in the accompanying consolidated balance sheet at December 25, 1999. The Company realized an additional loss on sale of the Meredith facility of $169,000. In connection with the sale, the Company repaid the outstanding balance of its real estate loan related to the property, which totaled $1,283,000.

E.  Property and equipment:

    Property and equipment consists of the following (in thousands):

	December 30, 2000	December 25, 1999
Land and building	$29,244	$29,196
Equipment	22,520	19,622
Furniture, fixtures and leasehold improvements	25,807	4,440
Construction in progress	949	2,486

Total property and equipment	78,520	55,744
Less accumulated depreciation and amortization	(13,326)	(8,749)

Property and equipment, net	$65,194	$46,995

    At December 30, 2000, construction in progress was primarily comprised of leasehold improvement costs related to new, unopened retail stores. At December 25, 1999, construction in progress also included leasehold improvement and furniture costs related to the new corporate headquarters in Quincy, Massachusetts. The Company had a balance of construction costs incurred for which payment was accrued of $1,735,000 and $297,000 at December 30, 2000 and December 25, 1999, respectively.

F.  Debt:

    The Company's credit facilities at December 30, 2000 consisted of (i) a $12,000,000 real estate loan (the "Tilton Facility Loan"); (ii) a $9,500,000 equipment loan (the "Equipment Loan"); (iii) a $980,000 furniture loan (the "Furniture Loan"); and (iv) a $30,000,000 revolving line of credit (the "Revolver").

    The Tilton Facility Loan is collateralized by a mortgage lien on the Tilton facility. The Tilton facility is owned by Birch Pond Realty Corporation and leased to The J. Jill Group, Inc. The Equipment Loan is collateralized by substantially all of the Company's materials handling equipment. The Furniture Loan is collateralized by certain workstations and office furniture. The Revolver is collateralized by substantially all of the Company's remaining assets. The Company's credit facilities contain various lending conditions and covenants including restrictions on permitted liens. Certain credit facilities also contain covenants that require compliance with certain debt service coverage and other financial ratios. During fiscal 2000, the loan agreement relating to the Revolver was amended to exclude certain capital expenditures from the debt service coverage ratio calculation, to recognize certain modifications in the Company's corporate structure, to exclude Revolver advances from the current ratio, to clarify the amounts to be included in the capital expenditures covenant calculation and to adjust certain other requirements. During fiscal 2000 and at December 30, 2000, the Company was in compliance with the financial covenants associated with its amended credit facilities. The Company is currently negotiating with its primary lender to replace the Revolver with a new larger revolving credit facility.

    Payments of principal and interest on the Tilton Facility Loan, a 10-year loan, are due monthly, based on a 20-year amortization, with a balloon payment of the remaining balance payable on April 1, 2009. The interest rate on the Tilton Facility Loan is fixed at 7.30% per annum. The Equipment Loan requires monthly payments of principal and interest through its maturity on December 1, 2005, and has a weighted average interest rate of 7.62% per annum. Interest on the Furniture Loan is fixed at 6.25% per annum and requires monthly payments of principal and interest through its maturity on March 30, 2002. The Revolver matures on June 1, 2001 and at December 30, 2000 bore interest at 9.5% per annum. The availability under the Revolver is reduced by outstanding borrowings and outstanding letters of credit. Outstanding borrowings under the Revolver totaled $2,120,000 at December 30, 2000. No Revolver borrowings were outstanding at December 25, 1999. Outstanding letters of credit totaled $14,464,000 and $10,639,000 at December 30, 2000 and December 25, 1999, respectively. Availability under the Revolver at December 30, 2000 was $13,416,000. The outstanding letters of credit do not bear interest. The Company is required to pay a commitment fee of 1/8 of 1% per annum on the unused portion of the Revolver.

    A summary of the Company's outstanding long-term debt follows (in thousands):

	December 30, 2000	December 25, 1999
Real estate loans	$11,555	$13,222
Equipment loans	7,108	8,220
Furniture loans	458	778
Revolver loans	2,120	—
Capitalized lease obligations	144	15

Total long-term debt	21,385	22,235
Less current maturities	4,010	3,137

Long-term debt, less current portion	$17,375	$19,098

    At December 30, 2000, aggregate maturities of long-term debt for the next five fiscal years and thereafter were as follows (in thousands):

Fiscal 2001	$4,010
Fiscal 2002	1,784
Fiscal 2003	1,788
Fiscal 2004	1,879
Fiscal 2005	2,028
Thereafter	9,896

Total	$21,385

G.  Stockholders' equity:

Common stock

    The Company has 15,000,000 shares of common stock, $0.01 par value, authorized. On February 6, 2001, the Company issued and sold an aggregate of 1,710,000 shares of its common stock (the "Restricted Shares") to accredited institutional investors in a private placement under Rule 506 under the Securities Act of 1933. The Restricted Shares were sold for cash at a price of $18.00 per share, for gross proceeds of $30,780,000. The purchase price was established on January 23, 2001 and represents an 18% discount from the Nasdaq closing price on that date. The Company paid a fee of 6.0% of the gross proceeds from the sale of the Restricted Shares to the Company's placement agent for the sale of the Restricted Shares, and incurred other expenses of approximately $200,000 in the transaction, resulting in net proceeds to the Company, after placement agent fees and other expenses, of $28,732,000. On February 21, 2001 a registration statement on Form S-3 relating to resale of the Restricted Shares was declared effective.

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

Earnings (loss) per share

    A reconciliation of the numerators and denominators of the basic and diluted earnings per share ("EPS") computation follows (in thousands, except per share data):

	Twelve Months Ended
	December 30, 2000	December 25, 1999	December 26, 1998
Numerator:
Income (loss) before cumulative effect	$12,824	$(684)	$8,402
Cumulative effect of accounting change, net of tax	(65)	—	—

Net income (loss)	$12,759	$(684)	$8,402

Denominator (shares):
Basic weighted average shares outstanding	10,031	9,879	9,483
Assumed exercise of stock options	357	—	895

Diluted weighted average shares outstanding	10,388	9,879	10,378

Earnings (loss) per share:
Basic
Income (loss) before cumulative effect	$1.28	$(0.07)	$0.89
Cumulative effect of accounting change	(0.01)	—	—

Net income (loss)	$1.27	$(0.07)	$0.89

Diluted
Income (loss) before cumulative effect	$1.23	$(0.07)	$0.81
Cumulative effect of accounting change	(0.01)	—	—

Net income (loss)	$1.23	$(0.07)	$0.81

    At December 30, 2000, December 25, 1999 and December 26, 1998, of the options then outstanding, options to purchase 100,000, 735,000 and 40,000 shares of common stock, respectively, were excluded from the computation of diluted EPS on the basis that such options were antidilutive. At December 25, 1999, 1,071,621 shares of common stock were also excluded from the computation because the Company recorded a net loss for fiscal 1999.

H.  Stock-based plans:

    At December 30, 2000, the Company had two active stock-based plans: the amended and restated 1993 Incentive and Nonqualified Stock Option Plan (the "1993 Stock Option Plan") and the amended 1998 Employee Stock Purchase Plan (the "1998 Stock Purchase Plan"). The Company applies Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," and related interpretations to account for its stock option plans and employee stock purchase plans. No compensation cost has been recognized for these plans.

Stock option plans

    The Company's 1988 Incentive Stock Option Plan (the "1988 Stock Option Plan") provided for the grant of options to purchase common stock intended to qualify as incentive stock options as defined in Section 422 of the Internal Revenue Code of 1986, as amended ("ISO's"). During fiscal 1994, the Board of Directors voted not to issue any additional options under the 1988 Stock Option Plan. The maximum term of options granted under the 1988 Stock Option Plan was ten years. At December 30, 2000 and December 25, 1999, there were no remaining options outstanding under the 1988 Stock Option Plan.

    The 1993 Stock Option Plan authorizes (i) the grant of options to purchase common stock intended to qualify as ISO's, and (ii) the grant of options that do not so qualify. At December 30, 2000, the 1993 Stock Option Plan authorized the issuance of options to purchase up to 2,400,000 shares of common stock (as adjusted to reflect the effects of the three-for-two stock split). The Compensation Committee of the Board of Directors administers the 1993 Stock Option Plan and within certain limits has discretion to determine the terms and conditions of options granted under the plan. The 1993 Stock Option Plan also provides for the automatic grant of options to purchase a specified number of shares to non-employee directors. The maximum term of options granted under the 1993 Stock Option Plan is ten years. There were 781,047 and 756,900 exercisable options outstanding under the 1993 Stock Option Plan at December 30, 2000 and December 25, 1999, respectively. The weighted average exercisable price per share of these options was $6.48 and $8.27, respectively.

Stock purchase plans

    Under the Company's stock purchase plans, eligible employees may be granted the opportunity to purchase common stock of the Company at 85% of market value on the first or last business day of the calendar year, whichever is lower. The 1993 Employee Stock Purchase Plan (the "1993 Stock Purchase Plan") and the 1998 Stock Purchase Plan authorized the issuance of up to 150,000 and 400,000 shares, respectively (as adjusted to reflect the effects of the three-for-two stock split) of the Company's common stock to eligible employees. Immediately following the December 31, 1997 issuance, the 1993 Stock Purchase Plan was terminated. Issuances of common stock under the 1993 Stock Purchase Plan and the 1998 Stock Purchase Plan have been made as follows. All share information below has been restated to reflect the effects of the three-for-two stock split.

Plan Year	Shares	Aggregate Purchase Price
1998 Stock Purchase Plan
December 29, 2000	82,315	$289,000
December 31, 1999	16,825	59,000
December 31, 1998	23,891	211,000
1993 Stock Purchase Plan
December 31, 1997	45,156	96,000
December 31, 1996	51,267	58,000
December 30, 1995	29,078	34,000
Prior Periods	13,702	$37,000

    The following table reflects the activity under the 1988 Stock Option Plan and the 1993 Stock Option Plan. All amounts have been restated to reflect the effects of the three-for-two stock split.

	1988 Stock Option Plan			1993 Stock Option Plan
	Number of Shares	Exercise Price Per Share	Wtd. Avg. Exercise Price	Number of Shares	Exercise Price Per Share	Wtd. Avg. Exercise Price
Balance at December 27, 1997	207,599	$1.11	$1.11	1,434,475	$1.38–10.75	$4.25
Granted	—	—	—	595,000	10.13–20.83	16.02
Exercised	(194,099)	1.11	1.11	(244,475)	1.38–10.00	3.69
Cancelled	—	—	—	(38,250)	2.08–7.46	5.51

Balance at December 26, 1998	13,500	1.11	1.11	1,746,750	1.38–20.83	8.32
Granted	—	—	—	407,500	4.38–19.63	14.83
Exercised	(13,500)	1.11	1.11	(321,629)	1.50–10.75	3.38
Cancelled	—	—	—	(26,000)	7.25–14.13	12.54

Balance at December 25, 1999	—	—	—	1,806,621	1.38–20.83	10.60
Granted	—	—	—	885,000	4.06–11.44	11.04
Exercised	—	—	—	(67,100)	1.83–7.00	3.32
Cancelled—Terminations	—	—	—	(102,500)	4.38–14.75	10.83
Cancelled—Other (1)	—	—	—	(879,000)	10.13–20.83	15.16

Balance at December 30, 2000	—	$—	$—	1,643,021	$1.38–20.83	$8.69

(1)
During fiscal 2000, the Company paid $58,000 to certain option holders as an incentive to have their options cancelled. A total of 879,000 outstanding options under the 1993 Stock Option Plan were cancelled as a result of this incentive. The Company incorporated the guidance of FIN 44, as it relates to the options granted more than six months after the option cancellation date as well as other potential transactions involving stock compensation, and there was no effect to the Company's consolidated financial statements.

    The following table summarizes information about options outstanding under the 1993 Stock Option Plan at December 30, 2000:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at Dec. 30, 2000	Wtd. Avg. Remaining Contractual Life	Wtd. Avg. Exercise Price	Number Exercisable at Dec. 30, 2000	Wtd. Avg. Exercise Price
$ 1.38–1.50	193,500	2.0 years	$1.46	192,000	$1.46
2.08–2.83	160,578	2.8 years	2.44	134,578	2.45
3.33–4.38	66,718	4.2 years	3.80	45,868	3.76
5.00–7.00	262,225	3.8 years	6.34	198,775	6.12
7.79–11.44	865,000	6.7 years	11.30	125,577	10.83
$14.75–20.83	95,000	4.9 years	20.04	84,249	20.19

Total	1,643,021	5.1 years	$8.69	781,047	$6.48

    The Company discloses stock-based compensation information in accordance with the FASB's Statement No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," which requires disclosure of pro forma net income, EPS and other information as if the fair value method of accounting for stock options and other equity instruments described in SFAS 123 had been adopted. SFAS 123 does not apply to awards made prior to June 24, 1995, and so all pro forma disclosures include the effects of all options granted after June 24, 1995. Additional awards in future years are anticipated. The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts.

    Had compensation cost for the Company's stock-based plans been based on the fair value at the grant dates for awards made under these plans consistent with SFAS 123, the Company's net income (loss) and EPS would have been as follows (in thousands, except per share data). EPS amounts have been restated where applicable to reflect the effects of the three-for-two stock split.

	Twelve Months Ended
	December 30, 2000	December 25, 1999	December 26, 1998
Net income (loss):
As reported	$12,759	$(684)	$8,402
Pro forma	8,091	(2,755)	7,135
Basic EPS:
As reported	1.27	(0.07)	0.89
Pro forma	0.81	(0.28)	0.75
Diluted EPS:
As reported	1.23	(0.07)	0.81
Pro forma	$0.78	$(0.28)	$0.69

    The Black-Scholes option-pricing model is used to estimate the fair value on the date of grant of each option granted after December 25, 1994. The Black-Scholes model is also used to estimate the fair value of the employees' purchase rights. In each case, the following assumptions were used for stock option grants and employee purchase right grants in fiscal 2000:

	Twelve Months Ended
	December 30, 2000	December 25, 1999	December 26, 1998
1993 Stock Option Plan
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	100.0%	90.0%	75.0%
Risk free interest rate	5.7%	5.5%	5.3%
Expected lives	3 years	4.8 years	4.5 years
1998 Stock Purchase Plan
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	100.0%	90.0%	75.0%
Risk free interest rate	5.9%	4.7%	5.7%
Expected lives	1 year	1 year	1 year

THE J. JILL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

H.  Stock-based plans: (Continued)

    The weighted average fair value of stock options granted and the average fair value of the employee purchase rights granted were as follows. Amounts have been restated where applicable to reflect the effects of the three-for-two stock split.

	Twelve Months Ended
	December 30, 2000	December 25, 1999	December 26, 1998
Fair value of stock options granted	$7.13	$10.58	$10.11
Fair value of employee purchase rights granted	$2.24	$2.09	$4.73

I.  Benefit plans:

    The Company offers a savings plan (the "Savings Plan") to its employees, which permits participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. At the discretion of the Board of Directors, the Company may also make contributions for the benefit of all eligible employees under the Savings Plan. Employee eligibility is based on minimum age and employment requirements. The Company plans to contribute $484,000 to the Savings Plan for fiscal 2000 and has contributed $124,000 and $200,000 to the Savings Plan for fiscal 1999 and fiscal 1998, respectively. Accrued expenses in the accompanying consolidated balance sheets includes $3,935,000 and $3,109,000 of accrued employee related benefit costs at December 30, 2000 and December 25, 1999, respectively.

J.  Income taxes:

    The Company accounts for income taxes in accordance with the FASB's Statement No. 109 ("SFAS 109"), "Accounting for Income Taxes." Under SFAS 109, deferred tax assets and liabilities are recognized based on temporary differences between the financial statement and tax basis of assets and liabilities using tax rates enacted to be in effect in the years in which the differences are expected to reverse. SFAS 109 requires current recognition of net deferred tax assets to the extent that it is more likely than not that such net assets will be realized. To the extent that the Company believes that its net deferred tax assets will not be realized, a valuation allowance must be placed against those assets.

    Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

	December 30, 2000	December 25, 1999
Deferred tax assets:
Net operating losses	$2,936	$3,833
Inventory	4,236	4,843
Reserve for customer returns	2,871	2,923
Asset writedowns	—	1,066
Employee benefits	1,004	773
Other	908	556

Total deferred tax assets	11,955	13,994

Deferred tax liabilities:
Prepaid catalogs	1,250	803
Property and equipment	1,548	43

Total deferred tax liabilities	2,798	846

Net deferred tax assets	$9,157	$13,148

    At December 30, 2000, the Company had available net operating loss ("NOL") carryforwards of approximately $8,390,000, of which $3,476,000 expires in 2004, $2,530,000 expires in 2005 and $2,384,000 expires in 2006.

    Section 382 of the Internal Revenue Code of 1986, as amended, restricts a corporation's ability to use its NOL carryforwards following certain "ownership changes." The Company determined that such an ownership change occurred as a result of its initial public offering ("IPO"), and accordingly, the amount of the Company's pre-IPO NOL carryforwards available for use in any particular taxable year is limited to $1,486,000 annually. To the extent that the Company does not utilize the full amount of the annual NOL limit, the unused amount may be used to offset taxable income in future years. The Company utilized $2,261,000 in NOL carryforwards during fiscal 2000. Approximately $775,000 of this amount related to previously limited NOL's that were not utilized in fiscal 1999. NOL carryforwards expire 15 years after the tax year in which they arise, and the last of the Company's current NOL carryforwards will expire in its 2006 tax year.

    The components of the Company's provision (benefit) for income taxes from continuing operations are as follows (in thousands):

	Twelve Months Ended
	December 30, 2000	December 25, 1999	December 26, 1998
Current:
Federal	$4,024	$586	$5,717
State	1,180	332	1,335
Deferred:
Federal	3,582	(932)	(1,365)
State	409	(386)	(315)

Provision (benefit) for income taxes	$9,195	$(400)	$5,372

    The difference in income taxes at the U.S. federal statutory rate and the income tax provision (benefit) reported in the accompanying consolidated statements of operations is as follows (in thousands):

	Twelve Months Ended
	December 30, 2000	December 25, 1999	December 26, 1998
Provision (benefit) for income taxes at the U.S. federal statutory rate	$7,707	$(380)	$4,821
State taxes, net of federal tax benefits	1,031	(51)	551
Other	457	31	—

Provision (benefit) for income taxes at effective rate	$9,195	$(400)	$5,372

    At December 30, 2000 and December 26, 1998, approximately $2,194,000 and $1,089,000 of federal and state income tax payables were included in accrued expenses in the accompanying consolidated balance sheets, respectively. At December 25, 1999, approximately $4,051,000 of federal and state income tax receivables were included in accounts receivable in the accompanying consolidated balance sheet.

K.  Commitments:

    The Company leases certain of its facilities under non-cancellable operating leases having initial or remaining terms of more than one year. Total rent expense amounted to approximately $3,590,000 in fiscal 2000, $1,519,000 in fiscal 1999 and $1,127,000 in fiscal 1998. The majority of these real estate leases also require the Company to pay maintenance, insurance and real estate taxes. Additionally, certain of the Company's leases include provisions for the payment of additional rent based on a percent of sales over an established minimum.

    At December 30, 2000, future minimum lease payments for operating leases having a remaining term in excess of one year at such date were as follows (in thousands):

Fiscal 2001	$7,078
Fiscal 2002	7,527
Fiscal 2003	7,617
Fiscal 2004	7,752
Fiscal 2005	7,789
Thereafter	37,997

Total	$75,760

    Between December 30, 2000 and March 9, 2001, the Company entered into leases for five additional retail stores, each having lease termination dates in 2011 or 2012.

    Deferred credits related to retail store leases are included in other non-current liabilities in the accompanying consolidated balance sheet at December 30, 2000.

L.  Segment information:

    The Company currently has two reportable business segments, direct and retail. Both of these segments are focused on selling J. Jill merchandise. Each segment is separately managed and utilizes distinct distribution, marketing and inventory management strategies. The direct segment markets merchandise through catalogs and an e-commerce website. The retail segment sells the same merchandise through retail stores. The Company began operation of its retail segment in November 1999. Prior to the third quarter of fiscal 2000, the Company aggregated its segments. Segment information for fiscal 1999 and fiscal 1998 has been presented to conform to current year presentation. Results from the Company's catalog outlet stores and the discontinued Nicole Summers catalog are included in the direct segment. Segment reporting is intended to give financial statement users a view of the Company "through the eyes of management." It designates the Company's internal management reporting structure as the basis for determining the Company's reportable segments, as well as the basis for determining the information to be disclosed for those segments.

    The accounting policies of the Company's segments are the same as those described in Note B. In addition, inter-segment balances and transactions have been eliminated. The Company evaluates its segment profitability based on the direct contribution of each segment. Direct contribution represents each segment's net sales less direct costs related to the segment's operations. Direct costs for both segments include merchandise acquisition and control costs and provisions for markdowns. In addition, direct costs for the direct segment include catalog costs, certain order processing costs and e-commerce selling costs. Direct costs for the retail segment also include retail store selling, occupancy and administrative costs. Direct contribution less unallocated shared-service costs, general and administrative expenses and special charges (see Note D) is equal to income before interest, taxes and cumulative effect. Unallocated shared-service costs include distribution and warehousing costs as well as merchandising and product development costs. General and administrative expenses include corporate executive management costs, support service costs (e.g., shared information systems, finance and human resources) and corporate headquarters occupancy costs. Segment assets are those that are directly used in or identified with segment operations, including inventory in stores, fixed assets primarily related to store construction, accounts receivable and other operating assets. Unallocated assets include corporate cash and cash equivalents, the Company's corporate headquarters and distribution facility, corporate information systems, deferred tax amounts, all inventory except inventory in stores, assets held for sale and other corporate assets. The following tables provide financial information by segment for fiscal 2000, fiscal 1999 and fiscal 1998 (in thousands):

	Direct	Retail	Other	Total
Net sales (1)
Fiscal 2000	$219,444	$28,308	$(1,443)	$246,309
Fiscal 1999	251,254	954	(1,927)	250,281
Fiscal 1998	219,532	—	(802)	218,730
Direct contribution
Fiscal 2000	60,697	545	*	61,242
Fiscal 1999	47,022	(573)	*	46,449
Fiscal 1998	42,019	—	*	42,019
Depreciation and amortization (2)
Fiscal 2000	283	831	4,607	5,721
Fiscal 1999	147	15	4,506	4,668
Fiscal 1998	39	—	2,814	2,853
Capital expenditures (2)
Fiscal 2000	6	19,407	3,069	22,482
Fiscal 1999	748	1,474	7,291	9,513
Fiscal 1998	$44	$—	$35,177	$35,221
(1)
Other represents certain sales allowances not specifically attributable to the direct or retail business segments.

(2)
Other includes expenses or expenditures related to unallocated capital assets.

*
Not applicable

	Direct	Retail	Unallocated Assets	Total
Identifiable assets
December 30, 2000	$8,586	$30,364	$91,187	$130,137
December 25, 1999	$6,118	$2,205	$93,036	$101,359

    The following table provides a reconciliation of segment direct contribution to income before interest, taxes and cumulative effect (in thousands):

	Twelve Months Ended
	December 30, 2000	December 25, 1999	December 26, 1998
Direct contribution	$61,242	$46,449	$42,019
Unallocated shared-service costs	(22,392)	(25,669)	(17,421)
General and administrative expenses	(15,444)	(14,255)	(11,343)
Special charges	—	(5,987)	—

Income before interest, taxes and cumulative effect	$23,406	$538	$13,255

M.  Quarterly financial data (unaudited):

    The following fiscal 2000 quarterly information includes the impact of SAB 101 (in thousands, except per share data):

	Fiscal 2000 Quarter Ended
	March 25, 2000	June 24, 2000	September 23, 2000	December 30, 2000
	(restated)	(restated)	(restated)	(14 weeks)
Net sales	$48,591	$51,494	$57,852	$88,372
Gross margin	14,444	18,137	21,134	31,775
Income before cumulative effect	606	2,039	3,486	6,693
Cumulative effect of accounting change, net of tax	(65)	—	—	—

Net income	$541	$2,039	$3,486	$6,693

Earnings (loss) per share:
Basic
Income before cumulative effect	$0.06	$0.20	$0.35	$0.66
Cumulative effect of accounting change	(0.01)	—	—	—

Net income	$0.05	$0.20	$0.35	$0.66

Diluted
Income before cumulative effect	$0.06	$0.20	$0.34	$0.63
Cumulative effect of accounting change	(0.01)	—	—	—

Net income	$0.05	$0.20	$0.34	$0.63

    The sum of the quarterly EPS amounts may not equal the full year amount since the computations of the weighted average shares outstanding for each quarter and the full year are made independently.

    The effect of SAB 101 on previously reported quarters was as follows (in thousands, except per share data):

	Effect of Change in Fiscal 2000
	Net Sales	Net Income	Diluted EPS
Quarter Ended
March 25, 2000	$(787)	$(209)	$(0.02)
June 24, 2000	(571)	(121)	(0.01)
September 23, 2000	$(334)	$(97)	$(0.01)

    Had the provisions of SAB 101 been applied to fiscal 1999, the pro forma effect on previously reported net sales, gross margin, net income (loss) and EPS would have been as follows (in thousands, except per share data):

	Fiscal 1999 Quarter Ended
	March 27, 1999	June 26, 1999	September 25, 1999(1)	December 25, 1999(2)
Net sales
As reported	$64,719	$78,041	$46,323	$61,198
Pro forma	63,196	77,966	47,401	62,701
Gross margin
As reported	20,018	27,485	12,255	18,978
Pro forma	19,376	27,394	12,755	19,655
Net income (loss)
As reported	1,310	3,778	(4,226)	(1,546)
Pro forma	1,085	3,757	(4,042)	(1,348)
Basic EPS
As reported	0.14	0.38	(0.42)	(0.15)
Pro forma	0.11	0.38	(0.41)	(0.13)
Diluted EPS
As reported	0.13	0.36	(0.42)	(0.15)
Pro forma	$0.10	$0.35	$(0.41)	$(0.13)
(1)
During the quarter ended September 25, 1999, the Company recognized charges totaling $5,276,000 associated with its decision to discontinue its Nicole Summers catalog concept. See Note D.

(2)
During the quarter ended December 25, 1999, the Company recognized an additional $711,000 of inventory markdown charges associated with its decision to discontinue its Nicole Summers catalog concept. These additional charges were a result of a higher than expected rate of return on the Nicole Summers merchandise.

REPORT OF INDEPENDENT ACCOUNTANTS ON
FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of
  The J. Jill Group, Inc.:

    Our audits of the consolidated financial statements referred to in our report dated February 13, 2001, appearing in the 2000 Annual Report to Shareholders of The J. Jill Group, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Boston, Massachusetts
February 13, 2001

THE J. JILL GROUP, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Accrued Customer Returns:	Balance Beginning of Period	Amounts Charged to Net Income	Write-Offs Against Reserve	Balance End of Period

Year ended December 30, 2000	$7,357	$52,869	$53,493	$6,733

Year ended December 25, 1999	$8,333	$66,108	$67,084	$7,357

Year ended December 26, 1998	$4,779	$63,838	$60,284	$8,333

Item 9.  Changes in and Disagreements with Accountants on Accounting and Consolidated
  Financial Disclosure

    Not applicable.

PART III

Item 10.  Directors and Executive Officers of the Registrant

    The information set forth under the caption "Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" appearing in the Company's definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on June 1, 2001, which will be filed with the Securities and Exchange Commission not later than 120 days after December 30, 2000, is incorporated herein by reference.

Item 11.  Executive Compensation

    The information set forth under the caption "Remuneration of Executive Officers and Directors" appearing in the Company's definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on June 1, 2001, which will be filed with the Securities and Exchange Commission not later than 120 days after December 30, 2000, is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

    The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" appearing in the Company's definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on June 1, 2001, which will be filed with the Securities and Exchange Commission not later than 120 days after December 30, 2000, is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

    None.

PART IV

Item 14.  Exhibits, Consolidated Financial Statement Schedules, and Reports on Form 8-K

    (a)(1) Financial Statements

  The financial statements filed as part of this report are listed on the Index to Consolidated Financial Statements on Page 25.

    (a)(2) Financial Statement Schedule

Index to Consolidated Financial Statement Schedule	Page
Report of Independent Accountants on Financial Statement Schedule	49
Schedule II—Valuation and Qualifying Accounts	50

    (a)(3) Exhibits

    Exhibits 10.5 through 10.22 include the Company's compensatory plans or arrangements required to be filed as exhibits pursuant to Item 14(c) of Form 10-K.

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
3.3	By-Laws of the Company, as amended (included as Exhibit 99.1 to the Company's Current Report on Form 8-K filed November 24, 1999, File No. 0-22480, and incorporated herein by reference)
Material Contracts
10.1
Lease Agreement, dated September 18, 1998, between the Company and National Fire Protection Association (included as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 26, 1998, File No. 0-22480, and incorporated herein by reference)
10.2
First Amendment to Lease Agreement, dated June 10, 1999, between the Company and National Fire Protection Association (included as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 26, 1999, File No. 0-22480, and incorporated herein by reference)
10.3
Second Amendment to Lease Agreement, dated October 29, 1999, between the Company and National Fire Protection Association (included as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 25, 1999, File No. 0-22480, and incorporated herein by reference)
10.4
Lease, dated March 1, 1999, between the Company and Birch Pond Realty Corporation (included as Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1998, File No. 0-22480, and incorporated herein by reference)
10.5
Amended and Restated 1993 Incentive and Nonqualified Stock Option Plan (included as Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1998, File No. 0-22480, and incorporated herein by reference)
10.6
Amended 1998 Employee Stock Purchase Plan (included as Appendix A to the Company's definitive Proxy Statement for its annual meeting of stockholders held on June 1, 2000, File No. 0-22480, and incorporated herein by reference)
10.7	2000 Incentive Compensation Plan (included as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 25, 2000, File No. 0-22480, and incorporated herein by reference)
10.8	2001 Incentive Compensation Plan
10.9
Employment Letter Agreement, dated December 21, 1995, between the Company and Gordon R. Cooke (included as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 30, 1995, File No. 0-22480, and incorporated herein by reference)

10.10
Employment Letter Agreement, dated May 7, 1996, between the Company and John J. Hayes (included as Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended June 29, 1996, File No. 0-22480, and incorporated herein by reference)
10.11
Employment Letter Agreement, dated March 11, 1999, between the Company and Dennis J. Adomaitis (included as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 27, 1999, File No. 0-22480, and incorporated herein by reference)
10.12
Split Dollar Agreement and Assignment of Life Insurance Policy as Collateral, dated February 24, 1999, between the Company and Olga Conley (included as Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1998, File No. 0-22480, and incorporated herein by reference)
10.13
Split Dollar Agreement and Assignment of Life Insurance Policy as Collateral, dated February 24, 1999, between the Company and Gordon Cooke (included as Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1998, File No. 0-22480, and incorporated herein by reference)
10.14
Split Dollar Agreement and Assignment of Life Insurance Policy as Collateral, dated February 24, 1999, between the Company and John Hayes (included as Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1998, File No. 0-22480, and incorporated herein by reference)
10.15
Split Dollar Agreement and Assignment of Life Insurance Policy as Collateral, dated February 24, 1999, between the Company and Patricia Lee (included as Exhibit 10.24 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1998, File No. 0-22480, and incorporated herein by reference)
10.16
Split Dollar Agreement and Assignment of Life Insurance Policy as Collateral, dated February 24, 1999, between the Company and Peter Tulp (included as Exhibit 10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1998, File No. 0-22480, and incorporated herein by reference)
10.17
Split Dollar Agreement and Assignment of Life Insurance Policy as Collateral, dated November 18, 1999, between the Company and Dennis Adomaitis (included as Exhibit 10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended December 25, 1999, File No. 0-22480, and incorporated herein by reference)
10.18
Severance Agreement, dated April 3, 2000, between the Company and Dennis J. Adomaitis (included as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 24, 2000, File No. 0-22480, and incorporated herein by reference)
10.19
Severance Agreement, dated April 3, 2000, between the Company and Olga L. Conley (included as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 24, 2000, File No. 0-22480, and incorporated herein by reference)
10.20
Severance Agreement, dated April 3, 2000, between the Company and Gordon R. Cooke (included as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 24, 2000, File No. 0-22480, and incorporated herein by reference)
10.21
Severance Agreement, dated April 3, 2000, between the Company and John J. Hayes (included as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 24, 2000, File No. 0-22480, and incorporated herein by reference)
10.22
Severance Agreement, dated April 3, 2000, between the Company and Patricia C. Lee (included as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 24, 2000, File No. 0-22480, and incorporated herein by reference)

10.23
Grant of Security Interest in Trademarks, dated June 5, 1997, between the Company and Citizens Bank of Massachusetts (included as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 1997, File No. 0-22480, and incorporated herein by reference)
10.24
Real Estate Note, dated July 30, 1997, between the Company and Citizens Bank of Massachusetts (included as Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 1997, File No. 0-22480, and incorporated herein by reference)
10.25
Mortgage, dated July 30, 1997, between the Company and Citizens Bank of Massachusetts (included as Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 1997, File No. 0-22480, and incorporated herein by reference)
10.26
First Amendment to Security Agreement, dated October 31, 1997, between the Company and Citizens Bank of Massachusetts (included as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 27, 1997, File No. 0-22480, and incorporated herein by reference)
10.27
First Amendment to Mortgage, dated October 31, 1997, between the Company and Citizens Bank of Massachusetts (included as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 27, 1997, File No. 0-22480, and incorporated herein by reference)
10.28
Replacement Revolving Note, dated October 31, 1997, between the Company and Citizens Bank of Massachusetts (included as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 27, 1997, File No. 0-22480, and incorporated herein by reference)
10.29
Second Amended and Restated Loan Agreement, dated March 5, 1998, between the Company and Citizens Bank of Massachusetts (included as Exhibit 10.27 to the Company's Annual Report on Form 10-K for the fiscal year ended December 27, 1997, File No. 0-22480, and incorporated herein by reference)
10.30
Second Amendment to Security Agreement, dated March 5, 1998, between the Company and Citizens Bank of Massachusetts (included as Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended December 27, 1997, File No. 0-22480, and incorporated herein by reference)
10.31
First Amendment to Second Amended and Restated Loan Agreement, dated June 30, 1998, between the Company and Citizens Bank of Massachusetts (included as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 27, 1998, File No. 0-22480, and incorporated herein by reference)
10.32
Second Amendment to Second Amended and Restated Loan Agreement, dated September 4, 1998, between the Company and Citizens Bank of Massachusetts (included as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 26, 1998, File No. 0-22480, and incorporated herein by reference)
10.33
Third Amendment to Second Amended and Restated Loan Agreement, dated September 4, 1998, between the Company and Citizens Bank of Massachusetts (included as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 26, 1998, File No. 0-22480, and incorporated herein by reference)
10.34
Second Replacement Revolving Note, dated September 4, 1998, between the Company and Citizens Bank of Massachusetts (included as Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 26, 1998, File No. 0-22480, and incorporated herein by reference)

10.35
Third Amendment to Security Agreement, dated September 4, 1998, between the Company and Citizens Bank of Massachusetts (included as Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 26, 1998, File No. 0-22480, and incorporated herein by reference)
10.36
Fourth Amendment to Second Amended and Restated Loan Agreement, dated as of December 31, 1998, by and between the Company and Citizens Bank of Massachusetts (included as Exhibit 10.55 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1998, File No. 0-22480, and incorporated herein by reference)
10.37
Fifth Amendment to Second Amended and Restated Loan Agreement, dated March 30, 1999, by and between the Company and Citizens Bank of Massachusetts (included as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 27, 1999, File No. 0-22480, and incorporated herein by reference)
10.38
Third Amended and Restated Loan Agreement, dated May 4, 1999, between the Company and Citizens Bank of Massachusetts (included as Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 27, 1999, File No. 0-22480, and incorporated herein by reference)
10.39
Third Replacement Revolving Note, dated May 4, 1999, between the Company and Citizens Bank of Massachusetts (included as Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 27, 1999, File No. 0-22480, and incorporated herein by reference)
10.40
First Amendment to Third Amended and Restated Loan Agreement, dated February 14, 2000, between the Company and Citizens Bank of Massachusetts (included as Exhibit 10.58 to the Company's Annual Report on Form 10-K for the fiscal year ended December 25, 1999, File No. 0-22480, and incorporated herein by reference)
10.41
Second Amendment to Third Amended and Restated Loan Agreement, dated March 24, 2000, between the Company and Citizens Bank of Massachusetts (included as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 25, 2000, File No. 0-22480, and incorporated herein by reference)
10.42
Fourth Amended and Restated Loan Agreement, dated August 7, 2000, between the Company and Citizens Bank of Massachusetts (included as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 24, 2000, File No. 0-22480, and incorporated herein by reference)
10.43
Master Security Agreement, dated as of December 23, 1998, by and between the Company and Citizens Leasing Corporation (included as Exhibit 10.59 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1998, File No. 0-22480, and incorporated herein by reference)
10.44
Amendment No. 1 to the Master Security Agreement, dated as of December 23, 1998, by and between the Company and Citizens Leasing Corporation (included as Exhibit 10.60 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1998, File No. 0-22480, and incorporated herein by reference)
10.45
Secured Promissory Note, dated as of December 23, 1998, by and between the Company and Citizens Leasing Corporation (included as Exhibit 10.61 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1998, File No. 0-22480, and incorporated herein by reference)

10.46
Secured Promissory Note, dated as of December 23, 1998, by and between the Company and Citizens Leasing Corporation (included as Exhibit 10.62 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1998, File No. 0-22480, and incorporated herein by reference)
10.47
Secured Promissory Note, dated March 30, 1999, between the Company and Citizens Leasing Corporation (included as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 27, 1999, File No. 0-22480, and incorporated herein by reference)
10.48
Secured Promissory Note, dated March 30, 1999, between the Company and Citizens Leasing Corporation (included as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 27, 1999, File No. 0-22480, and incorporated herein by reference)
10.49
Security Agreement, dated August 7, 2000, between The Birch Pond Group, Inc. and Citizens Bank of Massachusetts (included as Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 24, 2000, File No. 0-22480, and incorporated herein by reference)
10.50
Security Agreement, dated August 7, 2000, between QT Services Group, Inc. and Citizens Bank of Massachusetts (included as Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 24, 2000, File No. 0-22480, and incorporated herein by reference)
10.51
Security Agreement, dated August 7, 2000, between J. Jill Direct, Inc. and Citizens Bank of Massachusetts (included as Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 24, 2000, File No. 0-22480, and incorporated herein by reference)
10.52
Guaranty (Unlimited), dated August 7, 2000, between The Birch Pond Group, Inc. and Citizens Bank of Massachusetts (included as Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 24, 2000, File No. 0-22480, and incorporated herein by reference)
10.53
Guaranty (Unlimited), dated August 7, 2000, between QT Services Group, Inc. and Citizens Bank of Massachusetts (included as Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 24, 2000, File No. 0-22480, and incorporated herein by reference)
10.54
Guaranty (Unlimited), dated August 7, 2000, between J. Jill Direct, Inc. and Citizens Bank of Massachusetts (included as Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 24, 2000, File No. 0-22480, and incorporated herein by reference)
10.55
Pledge Agreement, dated August 7, 2000, between the Company and Citizens Bank of Massachusetts (included as Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 24, 2000, File No. 0-22480, and incorporated herein by reference)
10.56
Letter of Confirmation, dated August 7, 2000, between The Birch Pond Group, Inc. and Citizens Bank of Massachusetts (included as Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 24, 2000, File No. 0-22480, and incorporated herein by reference)
10.57
Letter of Confirmation, dated August 7, 2000, between J. Jill Direct, Inc. and Citizens Bank of Massachusetts (included as Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 24, 2000, File No. 0-22480, and incorporated herein by reference)
10.58
Letter of Confirmation, dated August 7, 2000, between QT Services Group, Inc. and Citizens Bank of Massachusetts (included as Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 24, 2000, File No. 0-22480, and incorporated herein by reference)

10.59
First Amendment to Third Replacement Revolving Note, dated August 7, 2000, between the Company and Citizens Bank of Massachusetts (included as Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 24, 2000, File No. 0-22480, and incorporated herein by reference)
10.60
First Amendment to Fourth Amended and Restated Loan Agreement, dated September 22, 2000, between the Company and Citizens Bank of Massachusetts (included as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 23, 2000, File No. 0-22480, and incorporated herein by reference)
10.61	Second Amendment to Fourth Amended and Restated Loan Agreement, dated as of December 29, 2000, between the Company and Citizens Bank of Massachusetts
10.62
Consent Agreement, dated March 1, 1999, between the Company and Citizens Bank of Massachusetts (included as Exhibit 10.71 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1998, File No. 0-22480, and incorporated herein by reference)
10.63
Mortgage Note, dated March 1, 1999, between Birch Pond Realty Corporation and John Hancock Real Estate Finance, Inc. (included as Exhibit 10.63 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1998, File No. 0-22480, and incorporated herein by reference)
10.64
Assignment of Leases and Rents, dated March 1, 1999, between Birch Pond Realty Corporation and John Hancock Real Estate Finance, Inc. (included as Exhibit 10.64 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1998, File No. 0-22480, and incorporated herein by reference)
10.65
Mortgage, Assignment of Leases and Rents and Security Agreement, dated March 1, 1999, between Birch Pond Realty Corporation and John Hancock Real Estate Finance, Inc. (included as Exhibit 10.65 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1998, File No. 0-22480, and incorporated herein by reference)
10.66
Assignment of Agreements, Permits and Contracts, dated March 1, 1999, between Birch Pond Realty Corporation and John Hancock Real Estate Finance, Inc. (included as Exhibit 10.66 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1998, File No. 0-22480, and incorporated herein by reference)
10.67
Indemnification Agreement, dated March 1, 1999, between the Company, Birch Pond Realty Corporation and John Hancock Real Estate Finance, Inc. (included as Exhibit 10.67 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1998, File No. 0-22480, and incorporated herein by reference)
10.68
Guaranty Agreement, dated March 1, 1999, between the Company and John Hancock Real Estate Finance, Inc. (included as Exhibit 10.68 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1998, File No. 0-22480, and incorporated herein by reference)
10.69
Replacement Reserve Agreement, dated March 1, 1999, by and between Birch Pond Realty Corporation and John Hancock Real Estate Finance, Inc. (included as Exhibit 10.69 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1998, File No. 0-22480, and incorporated herein by reference)
10.70
Tenant Improvement and Leasing Commissions Agreement, dated March 1, 1999, between Birch Pond Realty Corporation and John Hancock Real Estate Finance, Inc. (included as Exhibit 10.70 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1998, File No. 0-22480, and incorporated herein by reference)

10.71
Subordination of Mortgage, dated June 28, 1999, between Birch Pond Realty Corporation and John Hancock Real Estate Finance, Inc. (included as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 26, 1999, File No. 0-22480, and incorporated herein by reference)
10.72
First Modification of Mortgage, Assignment of Leases and Rents and Security Agreement, dated June 28, 1999, between Birch Pond Realty Corporation and John Hancock Real Estate Finance, Inc. (included as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 26, 1999, File No. 0-22480, and incorporated herein by reference)
10.73
Partial Release, dated June 28, 1999, between Birch Pond Realty Corporation and John Hancock Real Estate Finance, Inc. (included as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 26, 1999, File No. 0-22480, and incorporated herein by reference)
10.74
Reaffirmation of Guaranty and Indemnity Agreements, dated June 28, 1999, between the Company and Birch Pond Realty Corporation in favor of John Hancock Real Estate Finance, Inc. (included as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 26, 1999, File No. 0-22480, and incorporated herein by reference)
10.75
Loan Agreement, dated March 30, 1999, between the Company and Belknap County Economic Development Council, Inc. (included as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 27, 1999, file No. 0-22480, and incorporated herein by reference)
10.76
Security Agreement, dated March 30, 1999, between the Company and Belknap County Economic Development Council, Inc. (included as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 27, 1999, file No. 0-22480, and incorporated herein by reference)
10.77
Note, dated March 30, 1999, between the Company and Belknap County Economic Development Council, Inc. (included as Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 27, 1999, file No. 0-22480, and incorporated herein by reference)
10.78
Form of Stock Purchase Agreement from February 6, 2001, Private Placement (included as Exhibit 4.1 to the Company's Form 8-K filed February 13, 2001, File No. 0-22480, and incorporated herein by reference)
List of Subsidiaries of the registrant
21.1	List of Subsidiaries of the registrant at December 30, 2000
Consent of Experts
23.1	Consent of PricewaterhouseCoopers LLP dated March 29, 2001

    (b) Reports on Form 8-K

    The Company filed no reports on Form 8-K during the quarter ended December 30, 2000.

SIGNATURES

    Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE J. JILL GROUP, INC.
Dated: March 29, 2001	By:	/s/ GORDON R. COOKE Gordon R. Cooke President, Chief Executive Officer, Chairman of the Board of Directors and Director (Principal Executive Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GORDON R. COOKE Gordon R. Cooke	President, Chief Executive Officer, Chairman of the Board of Directors and Director (Principal Executive Officer)	March 29, 2001
/s/ OLGA L. CONLEY Olga L. Conley	President of Corporate Services, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 29, 2001
/s/ PETER J. TULP Peter J. Tulp	Vice President—Finance and Corporate Controller (Principal Accounting Officer)	March 29, 2001
/s/ WILLIAM E. ENGBERS William E. Engbers	Director	March 29, 2001
/s/ BRETT D. HEFFES Brett D. Heffes	Director	March 29, 2001
/s/ THOMAS J. LITLE Thomas J. Litle	Director	March 29, 2001
/s/ RUTH M. OWADES Ruth M. Owades	Director	March 29, 2001
/s/ SAMUEL L. SHANAMAN Samuel L. Shanaman	Director	March 29, 2001

THE J. JILL GROUP, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 30, 2000
EXHIBIT INDEX

Material Contracts
10.8	2001 Incentive Compensation Plan
10.61	Second Amendment to Fourth Amended and Restated Loan Agreement, dated as of December 29, 2000, between the Company and Citizens Bank of Massachusetts
List of Subsidiaries of the registrant
21.1	List of Subsidiaries of the registrant at December 30, 2000
Consent of Experts
23.1	Consent of PricewaterhouseCoopers LLP dated March 29, 2001

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
THE J. JILL GROUP, INC. INDEX TO ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 30, 2000
PART I
PART II
THE J. JILL GROUP, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT ACCOUNTANTS
THE J. JILL GROUP, INC. CONSOLIDATED BALANCE SHEETS (in thousands)
THE J. JILL GROUP, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data)
THE J. JILL GROUP, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (in thousands)
THE J. JILL GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
THE J. JILL GROUP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE
THE J. JILL GROUP, INC. SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS (in thousands)
PART III
PART IV
SIGNATURES
THE J. JILL GROUP, INC. FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 30, 2000 EXHIBIT INDEX