Form 10-Q
period 2001-03-31
J JILL GROUP INC
filed 2001-05-14
CIK 910721

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 2001
OR
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-22480

The J. Jill Group, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	04-2973769 (I.R.S. Employer Identification No.)
4 Batterymarch Park, Quincy, MA (Address of Principal Executive Offices)	02169 (Zip Code)

Registrant's telephone number, including area code: (617) 376-4300

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Shares outstanding of the Registrant's common stock (par value $0.01) at April 27, 2001: 11,866,662

THE J. JILL GROUP, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2001

		Page
PART I—FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements	3–11
	Consolidated Balance Sheets at March 31, 2001, March 25, 2000 and December 30, 2000	3
	Consolidated Statements of Operations for the three months ended March 31, 2001 and March 25, 2000	4
	Consolidated Statements of Cash Flows for the three months ended March 31, 2001 and March 25, 2000	5
	Notes to Condensed Consolidated Financial Statements	6–11
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12–17
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18
PART II—OTHER INFORMATION
Item 2.	Changes in Securities and Use of Proceeds	19
Item 6.	Exhibits and Reports on Form 8-K	19
SIGNATURES		20

THE J. JILL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	March 31, 2001	March 25, 2000	December 30, 2000
		(restated)
ASSETS
Current assets:
Cash and cash equivalents	$26,344	$4,418	$1,594
Cash held in escrow	588	416	407
Accounts receivable	3,781	916	8,479
Assets held for sale	—	2,313	—
Inventory	42,992	20,750	37,874
Prepaid catalog expenses	4,234	4,593	4,116
Deferred income taxes	7,628	10,177	7,455
Other current assets	2,267	1,324	1,951

Total current assets	87,834	44,907	61,876
Property and equipment, net	68,603	49,124	65,194
Deferred income taxes	1,431	2,623	1,702
Other non-current assets	1,789	1,749	1,365

Total assets	$159,657	$98,403	$130,137

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$14,175	$4,823	$15,625
Accrued expenses	10,462	9,258	12,192
Accrued customer returns	7,117	5,920	6,733
Current portion of long-term debt	6,863	3,107	4,010

Total current liabilities	38,617	23,108	38,560
Long-term debt, less current portion	16,851	18,683	17,375
Other non-current liabilities	5,445	150	4,960
Commitments
Stockholders' equity:
Special preferred stock (par value $0.01) 1,000,000 shares authorized	—	—	—
Common stock (par value $0.01) 15,000,000 shares authorized, 11,866,662, 10,007,247 and 10,156,662 shares issued and outstanding as of March 31, 2001, March 25, 2000 and December 30, 2000, respectively	119	100	102
Additional paid-in capital	92,207	62,958	63,518
Retained earnings (accumulated deficit)	6,418	(6,596)	5,622

Total stockholders' equity	98,744	56,462	69,242

Total liabilities and stockholders' equity	$159,657	$98,403	$130,137

The accompanying notes are an integral part of the consolidated financial statements.

THE J. JILL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	March 31, 2001	March 25, 2000
		(restated)
Net sales	$63,332	$48,591
Cost of products and merchandising	44,195	34,147

Gross margin	19,137	14,444
Selling, general and administrative expenses	17,542	13,136

Income before interest, taxes and cumulative effect	1,595	1,308
Interest, net	223	285

Income before taxes and cumulative effect	1,372	1,023
Income tax provision	576	417

Income before cumulative effect	796	606
Cumulative effect of accounting change, net of tax	—	(65)

Net income	$796	$541

Earnings per share:
Basic
Income before cumulative effect	$0.07	$0.06
Cumulative effect of accounting change, net of tax	—	(0.01)

Net income	$0.07	$0.05

Diluted
Income before cumulative effect	$0.07	$0.06
Cumulative effect of accounting change, net of tax	—	(0.01)

Net income	$0.07	$0.05

Weighted average shares outstanding:
Basic	11,265	10,006
Diluted	12,017	10,193

The accompanying notes are an integral part of the consolidated financial statements.

THE J. JILL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 31, 2001	March 25, 2000
		(restated)
Cash flows provided by operating activities:
Net income	$796	$541
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,884	1,134
Deferred income taxes	98	348
Changes in assets and liabilities:
Decrease in accounts receivable	4,698	3,945
(Increase) decrease in inventory	(5,118)	955
Increase in prepaid catalog expenses	(118)	(630)
Increase in other assets	(740)	(647)
Decrease in accounts payable and accrued expenses	(1,840)	(1,524)
Increase (decrease) in accrued customer returns	384	(1,437)

Net cash provided by operating activities	44	2,685
Cash flows used in investing activities:
(Increase) decrease in cash held in escrow	(181)	32
Additions to property and equipment	(6,148)	(3,413)

Net cash used in investing activities	(6,329)	(3,381)
Cash flows provided by (used in) financing activities:
Borrowings under debt agreements	28,650	—
Payments of debt borrowings	(26,321)	(445)
Proceeds from stock transactions	28,706	59

Net cash provided by (used in) financing activities	31,035	(386)
Net increase (decrease) in cash and cash equivalents	24,750	(1,082)
Cash and cash equivalents at:
Beginning of period	1,594	5,500

End of period	$26,344	$4,418

Supplemental information:
Non-cash investing activities:
Construction in progress accrued, not paid	$880	$147

The accompanying notes are an integral part of the consolidated financial statements.

THE J. JILL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

    The financial statements included herein have been prepared by The J. Jill Group, Inc. (together with its wholly owned consolidated subsidiaries, the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and in the opinion of management contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. Accordingly, although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2000 ("fiscal 2000"). As a retailer, the Company is subject to seasonal fluctuations in net sales. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

A.  Nature of business:

    The Company is a specialty retailer of high quality women's apparel, accessories and footwear that markets its products through its catalogs, retail stores and e-commerce website.

B.  Summary of significant accounting policies:

Cumulative effect of accounting change

    Effective as of December 26, 1999, the Company changed its revenue recognition policy to be in accordance with the provisions of the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." Under SAB 101, revenue is recognized at time of customer receipt rather than upon shipment of goods to the customer. The cumulative effect of this change for periods prior to fiscal 2000 totaled $65,000, net of taxes of $41,000, and is reflected in the first quarter of fiscal 2000. In addition, as a result of this change in accounting policy, the consolidated financial statements for the first quarter of fiscal 2000 have been restated.

Reclassifications

    Certain amounts in the prior year financial statements and related notes have been reclassified to conform with current period presentation.

C.  Issuance of common stock:

    On February 6, 2001, the Company issued and sold an aggregate of 1,710,000 shares of its common stock (the "Restricted Shares") to accredited institutional investors in a private placement under Rule 506 under the Securities Act of 1933. The Restricted Shares were sold for cash at a price of $18.00 per share, for gross proceeds of $30,780,000. The purchase price was established on January 23, 2001 and represented an 18% discount from the Nasdaq closing price on that date. The Company paid a fee of 6.0% of the gross proceeds from the sale of the Restricted Shares to the Company's placement agent for the sale of the Restricted Shares, and incurred other expenses of approximately $227,000 in the transaction, resulting in net proceeds to the Company, after placement agent fees and other expenses, of $28,706,000. On February 21, 2001 a registration statement on Form S-3 relating to resale of the Restricted Shares became effective.

D.  Assets held for sale:

    During December 2000, the Company sold its previous warehouse and distribution center located in Meredith, New Hampshire to a third party. This asset had been classified as assets held for sale in the accompanying consolidated balance sheet at March 25, 2000.

E.  Debt:

    The Company's credit facilities at March 31, 2001 consisted of (i) a $12,000,000 real estate loan (the "Tilton Facility Loan"); (ii) a $9,500,000 equipment loan (the "Equipment Loan"); (iii) a $980,000 furniture loan (the "Furniture Loan"); and (iv) a $30,000,000 revolving line of credit (the "Revolver").

    The Tilton Facility Loan is collateralized by a mortgage lien on the Company's operations and fulfillment center in Tilton, New Hampshire (the "Tilton facility"). The Tilton facility is owned by Birch Pond Realty Corporation, a wholly owned subsidiary of The J. Jill Group, Inc., and leased to The J. Jill Group, Inc. The Equipment Loan is collateralized by substantially all of the Company's materials handling equipment. The Furniture Loan is collateralized by certain workstations and office furniture. The Revolver is collateralized by substantially all of the Company's remaining assets. The Company's credit facilities contain various lending conditions and covenants including restrictions on permitted liens. Certain credit facilities also contain covenants that require compliance with certain debt service coverage and other financial ratios. During fiscal 2000, the loan agreement relating to the Revolver was amended to exclude certain capital expenditures from the debt service coverage ratio calculation, to recognize certain modifications in the Company's corporate structure, to exclude Revolver advances from the current ratio, to clarify the amounts to be included in the capital expenditures covenant calculation and to adjust certain other requirements. The Company was in compliance with the financial covenants associated with its amended credit facilities as of and for the quarters ended March 31, 2001 and March 25, 2000. The Company is currently negotiating with its primary lender and other lending institutions to replace the Revolver with a new larger revolving credit facility.

    Payments of principal and interest on the Tilton Facility Loan, a 10-year loan, are due monthly, based on a 20-year amortization, with a balloon payment of the remaining balance payable on April 1, 2009. The interest rate on the Tilton Facility Loan is fixed at 7.30% per annum. The Equipment Loan requires monthly payments of principal and interest through its maturity on December 1, 2005, and has a weighted average interest rate of 7.62% per annum. Interest on the Furniture Loan is fixed at 6.25% per annum and requires monthly payments of principal and interest through its maturity on March 30, 2002. The Revolver matures on June 1, 2001 and at March 31, 2001 bore interest at 8.00% per annum. The availability under the Revolver is reduced by outstanding borrowings and outstanding letters of credit. Outstanding borrowings under the Revolver totaled $4,940,000 at March 31, 2001 and there were no outstanding borrowings at March 25, 2000. Outstanding letters of credit totaled $15,940,000 and $7,005,000 at March 31, 2001 and March 25, 2000, respectively. Availability under the Revolver at March 31, 2001 was $9,120,000. The outstanding letters of credit do not bear interest. The Company is required to pay a commitment fee of 1/8 of 1% per annum on the unused portion of the Revolver.

    A summary of the Company's outstanding long-term debt follows (in thousands):

	March 31, 2001	March 25, 2000	December 30, 2000
Real estate loans	$11,479	$13,127	$11,555
Equipment loans	6,816	7,950	7,108
Furniture loans	347	700	458
Revolver loans	4,940	—	2,120
Capitalized lease obligations	132	13	144

Total long-term debt	23,714	21,790	21,385
Less current maturities	6,863	3,107	4,010

Long-term debt, less current portion	$16,851	$18,683	$17,375

F.  Earnings per share:

    A reconciliation of the numerators and denominators of the basic and diluted earnings per share ("EPS") computation follows (in thousands, except per share data):

	Three Months Ended
	March 31, 2001	March 25, 2000
		(restated)
Numerator:
Income before cumulative effect	$796	$606
Cumulative effect of accounting change, net of tax	—	(65)

Net income	$796	$541

Denominator (shares):
Basic weighted average shares outstanding	11,265	10,006
Assumed exercise of stock options	752	187

Diluted weighted average shares outstanding	12,017	10,193

Earnings per share:
Basic
Income before cumulative effect	$0.07	$0.06
Cumulative effect of accounting change, net of tax	—	(0.01)

Net income	$0.07	$0.05

Diluted
Income before cumulative effect	$0.07	$0.06
Cumulative effect of accounting change, net of tax	—	(0.01)

Net income	$0.07	$0.05

    At March 25, 2000, of the options then outstanding, options to purchase 1,364,775 shares of common stock were excluded from the computation of diluted EPS on the basis that such options were antidilutive. At March 31, 2001, no options were antidilutive. During April 2000, the Company paid $58,000 to certain option holders as an incentive to have their options cancelled. A total of 879,000 outstanding options were cancelled as a result of this incentive.

G.  Commitments:

    During the three months ended March 31, 2001 the Company entered into leases for seven retail stores, each having terms of approximately ten years. At March 31, 2001 the future minimum lease payments for these seven operating leases were as follows (in thousands):

Fiscal 2001	$928
Fiscal 2002	1,398
Fiscal 2003	1,402
Fiscal 2004	1,438
Fiscal 2005	1,445
Thereafter	9,155

Total	$15,766

    These amounts are in addition to the lease commitments identified in Note K of the Company's Annual Report on Form 10-K for fiscal 2000. Between March 31, 2001 and April 28, 2001, the Company entered into a lease for one additional retail store, with a lease termination date in 2011.

    Deferred credits related to retail store leases are included in other non-current liabilities in the accompanying consolidated balance sheets.

H.  Segment information:

    The Company currently has two reportable business segments, direct and retail. Both of these segments are focused on selling J. Jill merchandise. Each segment is separately managed and utilizes distinct distribution, marketing and inventory management strategies. The direct segment markets merchandise through catalogs and an e-commerce website. The retail segment sells the same merchandise through retail stores. Results from the Company's catalog outlet stores and the discontinued Nicole Summers catalog are included in the direct segment. Prior to the third quarter of fiscal 2000, the Company aggregated its direct and retail segments. Segment information for the first quarter of fiscal 2000 has been presented to conform to current period presentation. In addition, as a result of the Company's change in accounting policy associated with SAB 101, total net sales, total assets and income before interest, taxes and cumulative effect for the first quarter of fiscal 2000 have been restated. Segment reporting is intended to give financial statement users a view of the Company "through the eyes of management." It designates the Company's internal management reporting structure as the basis for determining the Company's reportable segments, as well as the basis for determining the information to be disclosed for those segments.

    The Company evaluates its segment profitability based on the direct contribution of each segment. Direct contribution represents each segment's net sales less direct costs related to the segment's operations. Direct costs for both segments include merchandise acquisition and control costs and provisions for markdowns. Direct costs for the direct segment also include catalog costs, certain order processing costs and e-commerce selling costs. Direct costs for the retail segment also include retail store selling, occupancy and administrative costs. Direct contribution less unallocated shared-service costs and general and administrative expenses is equal to income before interest, taxes and cumulative effect. Unallocated shared-service costs include distribution and warehousing costs as well as merchandising and product development costs. General and administrative expenses include corporate executive management costs, support service costs (e.g. shared information systems, finance and human resources) and corporate headquarters occupancy costs. Segment assets are those that are directly used in or identified with segment operations, including inventory in stores, fixed assets primarily related to store construction, accounts receivable and other operating assets. Unallocated assets include corporate cash and cash equivalents, the Company's corporate headquarters and distribution facility, corporate information systems, deferred tax amounts, all inventory except inventory in stores, assets held for sale and other corporate assets. Inter-segment balances and transactions have been eliminated. The following tables provide financial information by segment (in thousands):

	Direct	Retail	Other	Total
Net sales (1)
Three months ended March 31, 2001	$52,982	$10,787	$(437)	$63,332
Three months ended March 25, 2000	47,849	1,001	(259)	48,591
Direct contribution
Three months ended March 31, 2001	12,711	(1,050)	*	11,661
Three months ended March 25, 2000	$10,353	$(437)	*	$9,916
(1)
Other represents certain sales allowances not specifically attributable to the direct or retail business segments.

*
Not applicable.

	Direct	Retail	Unallocated Assets	Total
Identifiable assets
March 31, 2001	$6,263	$31,975	$121,419	$159,657
March 25, 2000	$5,376	$4,601	$88,426	$98,403

    The following table provides a reconciliation of segment direct contribution to income before interest, taxes and cumulative effect (in thousands):

	Three Months Ended
	March 31, 2001	March 25, 2000
Direct contribution	$11,661	$9,916
Unallocated shared-service costs	(6,265)	(5,205)
General and administrative expenses	(3,801)	(3,403)

Income before interest, taxes and cumulative effect	$1,595	$1,308

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

    This Form 10-Q, including the following discussion, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, the words "projected," "anticipated," "planned," "expected" and similar expressions are intended to identify forward-looking statements. In particular, statements regarding future financial targets or trends are forward-looking statements. Forward-looking statements are not guarantees of the Company's future financial performance, and undue reliance should not be placed on them. The Company's actual results, performance or achievements may differ significantly from the results discussed in or implied by the forward-looking statements. Factors that might cause such a difference include, but are not limited to, the following: the continued success or possible future failure of the retail store initiative; the ability of the Company to effectively manage its operations and growth in a multiple distribution channel environment; significant changes in customer acceptance of the Company's product offerings; changes in competition in the apparel industry; changes in consumer spending, fashion trends and consumer preferences; changes in, or the failure to comply with, federal and state tax and other government regulations; the customary risks of purchasing merchandise abroad, including longer lead times, higher initial purchase commitments and foreign currency fluctuations; possible future increases in expenses and labor and employee benefit costs; the ability of the Company to attract and retain qualified personnel; business abilities and judgment of management; the existence or absence of brand awareness; the existence or absence of publicity, advertising and promotional efforts; the success or failure of operating initiatives; the mix of the Company's sales between full price and liquidation merchandise; general economic and business conditions and other factors. See also Item 1A, Risk Factors, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2000. The Company disclaims any intent or obligation to update any forward-looking statements.

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

    The Company recorded net sales of $63.3 million during the three months ended March 31, 2001 ("first quarter fiscal 2001") compared to $48.6 million during the three months ended March 25, 2000 ("first quarter fiscal 2000"). Income before interest, taxes and cumulative effect ("operating income") for first quarter fiscal 2001 was $1.6 million, or 2.5% of net sales, compared to $1.3 million, or 2.7% of net sales in first quarter fiscal 2000. Net income for first quarter fiscal 2001 was $0.8 million, or $0.07 per diluted share, compared to net income of $0.5 million, or $0.05 per diluted share during first quarter fiscal 2000.

    On February 6, 2001, the Company issued and sold an aggregate of 1,710,000 shares of its common stock (the "Restricted Shares") to accredited institutional investors in a private placement under Rule 506 under the Securities Act of 1933. The Restricted Shares were sold for cash at a price of $18.00 per share, for gross proceeds of $30.8 million. The purchase price was established on January 23, 2001 and represented an 18% discount from the Nasdaq closing price on that date. The Company paid a fee of 6.0% of the gross proceeds from the sale of the Restricted Shares to the Company's placement agent for the sale of the Restricted Shares, and incurred other expenses of approximately $0.2 million in the transaction, resulting in net proceeds to the Company, after placement agent fees and other expenses, of $28.7 million.

On February 21, 2001 a registration statement on Form S-3 relating to resale of the Restricted Shares became effective.

Results of Operations

    The following table presents the Company's consolidated statements of operations expressed as a percentage of net sales and certain selected operating data. Certain first quarter fiscal 2000 amounts have been restated to conform to current period presentation. See "Cumulative Effect of Accounting Change."

	Three Months Ended
	March 31, 2001	March 25, 2000
		(restated)
Consolidated Statements of Operations:
Net sales	100.0%	100.0%
Cost of products and merchandising	69.8	70.3

Gross margin	30.2	29.7
Selling, general and administrative expenses	27.7	27.0

Income before interest, taxes and cumulative effect	2.5	2.7
Interest, net	0.3	0.6

Income before taxes and cumulative effect	2.2	2.1
Income tax provision	0.9	0.9

Income before cumulative effect	1.3	1.2
Cumulative effect of accounting change, net of tax	—	(0.1)

Net income	1.3%	1.1%

Selected Operating Data (1):
Direct:
Circulation (2):
Catalogs (in thousands)	15,300	14,800
Square inches (in millions)	109,200	105,700
Twelve-month buyers (3)	1,022,000	1,043,000
Customer e-mail addresses	578,000	122,000
Retail:
Stores open (4)
Beginning of period	22	2
End of period	24	2
Store weeks in operation (5)	294	26
Total Company:
J. Jill private label credit card holders	215,300	149,000
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

(3)
As used throughout this Form 10-Q, the term "twelve-month buyers" means customers who have placed a catalog or e-commerce order with the Company within the previous twelve months.

(4)
Retail information relates to the Company's retail stores only and does not include data for the Company's catalog outlet stores.

(5)
The number of store weeks in operation refers to the sum of the number of weeks that each retail store was in operation during the period.

Comparison of First Quarter Fiscal 2001 to First Quarter Fiscal 2000

    The following table summarizes net sales by segment (in thousands):

	Three Months Ended
	March 31, 2001	March 25, 2000
		(restated)
Direct:
J. Jill	$52,965	$46,854
Nicole Summers	17	995

Total Direct	52,982	47,849
Retail	10,787	1,001
Other (1)	(437)	(259)

Total net sales	$63,332	$48,591

(1)
Other represents certain sales allowances not specifically attributable to the direct or retail business segments.

    Net sales increased by $14.7 million, or 30.3%, to $63.3 million during first quarter fiscal 2001 from $48.6 million during first quarter fiscal 2000. Retail segment net sales accounted for most of the increase, contributing $9.8 million in incremental net sales during first quarter fiscal 2001 over first quarter fiscal 2000. The Company opened two retail stores during first quarter fiscal 2001 and at March 31, 2001 had a total of twenty-four stores open. At March 25, 2000, the Company had two stores open. The Company expects to have a total of forty-seven to fifty-two stores open by the end of fiscal 2001. Within the direct segment, J.Jill net sales and catalog circulation increased 13.0% and 3.4%, respectively, during first quarter fiscal 2001 compared to first quarter fiscal 2000. E-commerce net sales represented 23.4% of total direct segment net sales during first quarter fiscal 2001 compared to 12.5% during first quarter fiscal 2000.

    Gross margin represents net sales less cost of products and merchandising. Cost of products and merchandising consists primarily of merchandise development, control and acquisition costs, provisions for markdowns, order processing and customer service costs, distribution facility costs and occupancy costs for the Company's stores. During first quarter fiscal 2001 gross margin increased $4.7 million, or 32.5%, to $19.1 million from $14.4 million during first quarter fiscal 2000. As a percentage of net sales, gross margin increased to 30.2% during first quarter fiscal 2001 from 29.7% during first quarter fiscal 2000. This increase in gross margin as a percentage of net sales is primarily attributable to productivity improvements achieved in the Company's operations and fulfillment center in Tilton, New Hampshire (the "Tilton facility"), as well as the leveraging of certain fixed costs. These improvements were somewhat offset by factors affecting the Company's retail segment and its growing contribution to the Company's overall results. The first three months of the year traditionally involve a high level of promotional activity for retailers, and the Company's retail stores are no exception. This promotional activity negatively affected the retail segment's gross margin during first quarter fiscal 2001. In addition, retail segment gross margins tend to be lower than direct segment gross margins because, unlike the direct business, the retail business does not have the benefit of leveraging its cost of products over net sales that include a postage and handling income component. The Company expects its gross margin as a percentage of net sales to improve during the second quarter of fiscal 2001 as compared to first quarter fiscal 2001 levels. For the year, the Company expects its gross margin as a percentage of net sales to be slightly lower than fiscal 2000 levels.

    Selling, general and administrative expenses consist of costs to produce, print and distribute catalogs, as well as e-commerce website, retail store selling and corporate administrative costs. During first quarter fiscal 2001, selling, general and administrative expenses increased by $4.4 million, or 33.5%, to $17.5 million from $13.1 million during first quarter fiscal 2000. As a percentage of net sales, selling, general and administrative expenses increased to 27.7% during first quarter fiscal 2001 from 27.0% during first quarter fiscal 2000. This increase once again reflects the growing impact of the retail segment on the Company's consolidated results and the tendency in retailing for the first three months of the year to have lower sales volumes as compared to other three month periods. In the direct segment, catalog productivity was relatively flat during first quarter fiscal 2001 as compared to first quarter fiscal 2000. During first quarter fiscal 2001 the Company amended an executive split dollar life insurance policy to give the Company the ability to withdraw on a current basis the cash surrender value of the policy with certain exceptions. In connection with this amendment, the Company recognized a benefit of $0.4 million in general and administrative expenses. The Company expects selling, general and administrative expenses as a percentage of net sales to decrease during the second quarter of fiscal 2001 as compared to first quarter fiscal 2001 levels. For the year, the Company expects selling, general and administrative expenses as a percentage of net sales to remain at approximately the fiscal 2000 level.

    Interest income increased to $0.2 million in first quarter fiscal 2001 from $0.1 million in first quarter fiscal 2000. Interest expense was $0.4 million during first quarter 2001—unchanged from first quarter 2000. The Company expects interest income to increase and interest expense to decrease during the remainder of fiscal 2001 as compared to fiscal 2000 due to increased cash on hand from proceeds received from the Company's recent sale of common stock. See "Liquidity and Capital Resources."

    The Company provides for income taxes at an effective tax rate that includes the full federal and state statutory tax rates. The Company's effective tax rates for first quarter fiscal 2001 and first quarter fiscal 2000 were 42.0% and 40.8%, respectively. The increased effective tax rate in first quarter fiscal 2001 reflects the effect of an increased state statutory tax rate due to the Company doing business in states with higher tax rates and a higher federal statutory tax rate based on taxable income levels.

Cumulative Effect of Accounting Change

    Effective as of December 26, 1999, the Company changed its revenue recognition policy to be in accordance with the provisions of the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." Under SAB 101, revenue is recognized at time of customer receipt rather than upon shipment of goods to the customer. The cumulative effect of this change for periods prior to fiscal 2000 totaled $65,000, net of taxes of $41,000, and is reflected in first quarter fiscal 2000. In addition, as a result of this change in accounting policy, the consolidated financial statements for first quarter fiscal 2000 have been restated.

Segment Direct Contribution

    The Company currently has two reportable business segments, direct and retail. Prior to the third quarter of fiscal 2000, the Company aggregated its direct and retail segments. Segment information for first quarter fiscal 2000 has been presented to conform to current period presentation.

    During first quarter fiscal 2001, the direct contribution of the direct segment increased by $2.4 million, or 22.8%, to $12.7 million from $10.4 million during first quarter fiscal 2000. As a percentage of direct segment net sales, the direct segment's direct contribution increased to 24.0% during first quarter fiscal 2001 from 21.6% during first quarter fiscal 2000. This increase is primarily attributable to productivity improvements in order processing. The retail segment generated a direct deficit during first quarter fiscal 2001 and fiscal 2000 of $1.1 million and $0.4 million, respectively. Promotional pricing during first quarter fiscal 2001 and increased costs associated with having twenty-four stores open at March 31, 2001 as compared to two stores at March 25, 2000 contributed to the increased deficit.

Seasonality and Quarterly Fluctuations

    As the Company's retail business becomes a greater portion of its overall business, the Company expects that its business will become more seasonal. The addition of twenty-five to thirty new retail stores throughout fiscal 2001 is expected to materially impact year-over-year comparisons of the Company's net sales. Also, January is included in the first fiscal quarter for the Company but is included in the fourth fiscal quarter for many other retailers. Because January is a month that traditionally involves significant promotional pricing, this difference needs to be taken into account when making quarter-to-quarter comparisons of the Company's financial performance with that of other retailers.

Liquidity and Capital Resources

    The Company's principal working capital needs arise from the need to support costs incurred in advance of revenue generation, primarily inventory acquisition and catalog development, production and mailing costs incurred prior to the beginning of each selling season. The Company has two selling seasons which correspond to the fashion seasons. The spring season begins in January and ends in July. The fall season begins in July and ends in January. The Company's capital investment needs arise from initiatives identified to support the growth of the Company, including the retail store rollout and improvements to the Company's physical and operating infrastructure. During first quarter fiscal 2001, the Company funded its working capital and capital investment needs with cash generated from operations, borrowings under its revolving line of credit and proceeds received from its private placement of common stock.

    The Company's cash and cash equivalents ("cash") increased by $24.8 million during first quarter fiscal 2001 largely as a result of proceeds received from the Company's private placement of common stock in February 2001. Some of the cash from this offering, as well as $2.3 million in cash provided by borrowings, was used to support operations and invested in the Company's retail store rollout. During first quarter fiscal 2001, $6.1 million in cash was invested in property and equipment, primarily related to retail store construction.

    During first quarter fiscal 2001, net income before depreciation and amortization and collections on accounts receivable were the primary sources of cash from operations. Increases in inventory and decreases in accounts payable and accrued expenses were the primary uses of cash from operations. Accounts receivable balances at March 31, 2001 were 55.4% lower than at December 30, 2000 and 312.8% higher than at March 25, 2000. During first quarter fiscal 2001 the Company collected approximately $3.2 million of net receivables associated with its deferred billing programs and landlord allowances. March 31, 2001 accounts receivable levels were higher than March 25, 2000 levels primarily as a result of receivables associated with the Company's Spring 2001 deferred billing program and landlord allowance receivables. Inventory levels at March 31, 2001 were 13.5% higher than at December 30, 2000 and 107.2% higher than at March 25, 2000. The increase in inventory levels at March 31, 2001 as compared to March 25, 2000 is primarily attributable to (i) higher retail segment inventory balances necessary to support thirty retail stores this spring as compared to only seven stores last spring, (ii) increased overstocks associated with the direct segment in first quarter fiscal 2001, due to sales volumes being lower than expected as a result of a slower overall economic environment, and (iii) the earlier timing of inventory receipts this spring compared to last spring. The Company believes it has the capacity and the liquidation vehicles necessary to liquidate its overstocks, including those generated in the fiscal 2001 spring season.

    Accounts payable balances at March 31, 2001 were 9.3% lower than at December 30, 2000 and 193.9% higher than at March 25, 2000. The increase in accounts payable at March 31, 2001 as compared to March 25, 2000 is primarily attributable to the Company's increased inventory levels and increased amounts payable related to the retail segment operations and expansion efforts.

    At March 25, 2000 the Company owned a warehouse and distribution center in Meredith, New Hampshire. This asset was classified as assets held for sale in the accompanying consolidated balance sheet at March 25, 2000. This facility was sold in December 2000. Other non-current liabilities include deferred credits related to retail stores leases. The increase in non-current liabilities since March 25, 2000 is associated with the deferred credits related to retail stores opened since that date.

    During first quarter fiscal 2000, cash decreased by $1.1 million. This cash, as well as $2.7 million generated from operating activities was used to fund $3.4 million in capital expenditures primarily for the construction of retail stores. Cash provided by operations was primarily the result of net income before depreciation and amortization and an income tax refund received during first quarter fiscal 2000.

    The Company's credit facilities at March 31, 2001 consisted of (i) a $12.0 million real estate loan (the "Tilton Facility Loan"); (ii) a $9.5 million equipment loan (the "Equipment Loan"); (iii) a $1.0 million furniture loan (the "Furniture Loan"); and (iv) a $30.0 million revolving line of credit (the "Revolver"). The Tilton Facility Loan is collateralized by a mortgage lien on the Tilton facility. The Tilton facility is owned by Birch Pond Realty Corporation, a wholly owned subsidiary of The J. Jill Group, Inc., and leased to The J. Jill Group, Inc. The Equipment Loan is collateralized by substantially all of the Company's materials handling equipment. The Furniture Loan is collateralized by certain workstations and office furniture. The Revolver is collateralized by substantially all of the Company's remaining assets. At March 31, 2001, there were $15.9 million of letters of credit outstanding under the Revolver and $4.9 million in outstanding borrowings, leaving $9.1 million available under the Revolver. The Revolver matures on June 1, 2001. The weighted average interest rate for amounts outstanding under the Company's credit facilities during first quarter fiscal 2001 was 7.57% per annum. The Company's credit facilities contain various lending conditions and covenants including restrictions on permitted liens. Certain credit facilities also contain covenants that require compliance with certain debt service coverage and other financial ratios. During fiscal 2000, the loan agreement relating to the Revolver was amended to exclude certain capital expenditures from the debt service coverage ratio calculation, to recognize certain modifications in the Company's corporate structure, to exclude Revolver advances from the current ratio, to clarify the amounts to be included in the capital expenditures covenant calculation and to adjust certain other requirements. The Company was in compliance with the financial covenants associated with its amended credit facilities as of and for the quarters ended March 31, 2001 and March 25, 2000. The Company is currently negotiating with its primary lender and other lending institutions to replace the Revolver with a new larger revolving credit facility in order to support its working capital needs.

    The Company plans to open between twenty-five and thirty stores during fiscal 2001. The Company's cash requirements related to its retail store initiative are significant and are primarily comprised of leasehold improvements, net of tenant improvement allowances, and initial inventory acquisition costs. The initial cash requirements for opening a new retail store are currently estimated at an average of approximately $0.7 million per store. In addition, at March 31, 2001, the combined future minimum lease payments due under the Company's retail store leases total approximately $72.6 million and range between $6.9 million and $7.7 million per year.

    The Company expects that the proceeds from its recent stock offering, cash available under new and existing credit facilities and cash flows from operations will be sufficient to support the Company's capital and operating needs during fiscal 2001 and 2002. The Company expects to utilize a significant portion of its cash generated from operations in fiscal 2001 to fund its planned fiscal 2001 retail store rollout.

Future Financial Targets

    Looking forward, assuming the economic environment does not deteriorate further, the Company is maintaining its previously announced fiscal 2001 financial target of $1.22 to $1.28 diluted earnings per share, while absorbing dilution of approximately two million shares or 20%. With respect to the second quarter of fiscal 2001, the Company is targeting net sales to be in the range of $64.0 million to $65.0 million and diluted earnings per share to range between $0.16 and $0.18. These are the Company's targets, not predictions of actual performance. Historically, the Company's performance has deviated, often materially, from its targets. See the first paragraph of this Item 2 for factors that might cause such deviations.

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

PART II—OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

    On February 6, 2001, the Company issued and sold an aggregate of 1,710,000 shares of its common stock (the "Restricted Shares") to accredited institutional investors in a private placement under Rule 506 under the Securities Act of 1933. The Restricted Shares were sold for cash at a price of $18.00 per share, for gross proceeds of $30.8 million. The purchase price was established on January 23, 2001 and represented an 18% discount from the Nasdaq closing price on that date. The Company paid a fee of 6.0% of the gross proceeds from the sale of the Restricted Shares to the Company's placement agent for the sale of the Restricted Shares, and incurred other expenses of approximately $0.2 million in the transaction, resulting in net proceeds to the Company, after placement agent fees and other expenses, of $28.7 million. On February 21, 2001 a registration statement on Form S-3 relating to resale of the Restricted Shares became effective.

Item 6.  Exhibits and Reports on Form 8-K

  (1)  Exhibits

  Certificate of Incorporation and By-Laws

3.1	Restated Certificate of Incorporation of the Company (included as Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 25, 1993, File No. 0-22480, and incorporated herein by reference)
3.2	Certificate of Amendment of Restated Certificate of Incorporation of the Company, dated June 1, 1999 (included as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 26, 1999, File No. 0-22480, and incorporated herein by reference)
3.3	By-Laws of the Company, as amended (included as Exhibit 99.1 to the Company's Current Report on Form 8-K filed November 24, 1999, File No. 0-22480, and incorporated herein by reference)

  Material Contracts

10.1	Amended and Restated Split Dollar Agreement and Assignment of Life Insurance Policy as Collateral, dated March 30, 2001, between the Company and Gordon R. Cooke.

  (2)  Reports on Form 8-K

    The Company filed the following reports on Form 8-K during the quarter ended March 31, 2001:

    On January 16, 2001, the Company filed a report on Form 8-K relating to a plain English description of its business, certain recent developments and certain risk factors applicable to its business.

    On February 13, 2001 the Company filed a report on Form 8-K regarding its private placement of common stock.

    On February 26, 2001 the Company filed a report on Form 8-K relating to its fiscal 2000 earnings.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE J. JILL GROUP, INC.
Dated: May 14, 2001	By:	/s/ OLGA L. CONLEY Olga L. Conley Authorized Officer President—Corporate Services, Chief Financial Officer and Treasurer (Principal Financial Officer)
Dated: May 14, 2001	By:	/s/ PETER J. TULP Peter J. Tulp Authorized Officer Vice President—Finance and Corporate Controller (Principal Accounting Officer)

THE J. JILL GROUP, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2001

EXHIBIT INDEX

Material Contracts

10.1	Amended and Restated Split Dollar Agreement and Assignment of Life Insurance Policy as Collateral, dated March 30, 2001, between the Company and Gordon R. Cooke.

QuickLinks

THE J. JILL GROUP, INC. INDEX TO QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2001
THE J. JILL GROUP, INC. CONSOLIDATED BALANCE SHEETS (in thousands) (unaudited)
THE J. JILL GROUP, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data) (unaudited)
THE J. JILL GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)
THE J. JILL GROUP, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
PART II—OTHER INFORMATION
SIGNATURES
THE J. JILL GROUP, INC. FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2001 EXHIBIT INDEX