Form 10-Q
period 2001-06-30
J JILL GROUP INC
filed 2001-08-10
CIK 910721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-22480

The J. Jill Group, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	04-2973769
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4 Batterymarch Park Quincy, MA	02169
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:  (617) 376-4300

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

             Shares outstanding of the Registrant’s common stock (par value $0.01) at July 27, 2001: 11,916,611

THE J. JILL GROUP, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2001

THE J. JILL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	June 30,	June 24,	December 30,
	2001	2000	2000

		(restated)

ASSETS
Current assets:
Cash and cash equivalents	$20,001	$3,129	$1,594
Cash held in escrow	762	596	407
Accounts receivable	1,543	2,174	8,479
Assets held for sale	-	2,281	-
Inventory	39,454	24,364	37,874
Prepaid catalog expenses	4,951	4,004	4,116
Deferred income taxes	7,563	9,389	7,455
Other current assets	3,153	1,524	1,951

Total current assets	77,427	47,461	61,876
Property and equipment, net	72,292	53,749	65,194
Deferred income taxes	1,222	1,926	1,702
Other non-current assets	1,592	1,755	1,365

Total assets	$152,533	$104,891	$130,137

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10,924	$8,037	$15,625
Accrued expenses	10,125	11,077	12,192
Accrued customer returns	4,685	5,519	6,733
Current portion of long-term debt	1,896	3,118	4,010

Total current liabilities	27,630	27,751	38,560
Long-term debt, less current portion	16,410	18,219	17,375
Other non-current liabilities	6,878	400	4,960
Commitments
Stockholders' equity:
Special preferred stock (par value $0.01) 1,000,000 shares authorized		-	-
Common stock (par value $0.01) 30,000,000 shares authorized, 11,916,611, 10,016,697 and 10,156,662 shares issued and outstanding as of June 30, 2001, June 24, 2000 and December 30, 2000, respectively	119	100	102
Additional paid-in capital	92,499	62,978	63,518
Retained earnings (accumulated deficit)	8,997	(4,557)	5,622

Total stockholders' equity	101,615	58,521	69,242

Total liabilities and stockholders' equity	$152,533	$104,891	$130,137

The accompanying notes are an integral part of the consolidated financial statements.

THE J. JILL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended

	June 30,	June 24,	June 30,	June 24,
	2001	2000	2001	2000

		(restated)		(restated)

Net sales	$66,193	$51,494	$129,525	$100,085
Cost of products and merchandising	44,517	33,357	88,712	67,504

Gross margin	21,676	18,137	40,813	32,581
Selling, general and administrative expenses	17,053	14,362	34,595	27,498

Income before interest, taxes and cumulative effect	4,623	3,775	6,218	5,083
Interest, net	176	319	399	604

Income before taxes and cumulative effect	4,447	3,456	5,819	4,479
Income tax provision	1,868	1,417	2,444	1,834

Income before cumulative effect	2,579	2,039	3,375	2,645
Cumulative effect of accounting change, net of tax	-	-	-	(65)

Net income	$2,579	$2,039	$3,375	$2,580

Earnings per share:

Basic
Income before cumulative effect	$0.22	$0.20	$0.29	$0.26
Cumulative effect of accounting change, net of tax	-	-	-	(0.01)

Net income	$0.22	$0.20	$0.29	$0.26

Diluted
Income before cumulative effect	$0.21	$0.20	$0.27	$0.26
Cumulative effect of accounting change, net of tax	-	-	-	(0.01)

Net income	$0.21	$0.20	$0.27	$0.25

Weighted average shares outstanding:

Basic	11,888	10,013	11,577	10,010
Diluted	12,566	10,251	12,293	10,225

The accompanying notes are an integral part of the consolidated financial statements.

THE J. JILL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended

	June 30,	June 24,
	2001	2000

		(restated)

Cash flows provided by operating activities:
Net income	$3,375	$2,580
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,942	2,462
Deferred income taxes	372	1,833
Changes in assets and liabilities:
Decrease in accounts receivable	6,936	2,687
Increase in inventory	(1,580)	(2,659)
Increase in prepaid catalog expenses	(835)	(41)
Increase in other assets	(1,429)	(821)
Increase (decrease) in accounts payable	(3,848)	1,510
Increase (decrease) in accrued expenses and other liabilities	(79)	2,249
Decrease in accrued customer returns	(2,048)	(1,838)

Net cash provided by operating activities	4,806	7,962

Cash flows used in investing activities:
Increase in cash held in escrow	(355)	(148)
Additions to property and equipment	(11,963)	(9,366)

Net cash used in investing activities	(12,318)	(9,514)

Cash flows provided by (used in) financing activities:
Borrowings under debt agreements	35,295	-
Payments of debt borrowings	(38,374)	(898)
Proceeds from stock transactions	28,998	79

Net cash provided by (used in) financing activities	25,919	(819)

Net increase (decrease) in cash and cash equivalents	18,407	(2,371)

Cash and cash equivalents at:
Beginning of period	1,594	5,500

End of period	$20,001	$3,129

Supplemental information:

Non-cash investing activities:
Construction in progress accrued, not paid	$812	$147

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

A.         Nature of business:

             The Company is a specialty retailer of high quality women’s apparel, accessories and footwear that markets its products through its catalogs, retail stores and e-commerce website.

B.         Summary of significant accounting policies:

Cumulative effect of accounting change

             Effective as of December 26, 1999, the Company changed its revenue recognition policy to be in accordance with the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements.”  Under SAB 101, revenue is recognized at time of customer receipt rather than upon shipment of goods to the customer.  The cumulative effect of this change for periods prior to fiscal 2000 totaled $65,000, net of taxes of $41,000, and is reflected in the first quarter of fiscal 2000. In addition, as a result of this change in accounting policy, the consolidated financial statements for the second quarter of fiscal 2000 and the six months ended June 24, 2000 have been restated.

Reclassifications

             Certain amounts in the prior year financial statements and related notes have been reclassified to conform to current period presentation.

C.         Issuance of common stock:

             On February 6, 2001, the Company issued and sold an aggregate of 1,710,000 shares of its common stock (the “Restricted Shares”) to accredited institutional investors in a private placement under Rule 506 under the Securities Act of 1933.  The Restricted Shares were sold for cash at a price of $18.00 per share, for gross proceeds of $30,780,000.  The purchase price was established on January 23, 2001 and represented an 18% discount from the Nasdaq closing price on that date.  The Company paid a fee of 6.0% of the gross proceeds from the sale of the Restricted Shares to the Company’s placement agent for the sale of the Restricted Shares, and incurred other expenses of approximately $227,000 in the transaction, resulting in net proceeds to the Company, after placement agent fees and other expenses, of $28,706,000. On February 21, 2001 a registration statement on Form S-3 relating to resale of the Restricted Shares became effective.

D.         Assets held for sale:

             During December 2000, the Company sold its former warehouse and distribution center in Meredith, New Hampshire to a third party.  This asset had been classified as assets held for sale in the accompanying consolidated balance sheet at June 24, 2000.

E.          Debt:

             The Company's credit facilities at June 30, 2001 consisted of (i) a $50,000,000 revolving credit facility (the “Revolving Credit Facility”);  (ii) a $12,000,000 real estate loan (the "Tilton Facility Loan"); (iii) a $9,500,000 equipment loan (the "Equipment Loan"); and (iv) a $980,000 furniture loan (the "Furniture Loan").

             The Company entered into the Revolving Credit Facility on June 29, 2001 to replace its prior revolving credit facility.  The Revolving Credit Facility is collateralized by substantially all the personal property, both tangible and intangible, of the Company.  The Revolving Credit Facility matures on June 1, 2003 and at June 30, 2001 bore interest at 6.75% per annum.  The amount available under the Revolving Credit Facility is reduced by outstanding borrowings and outstanding letters of credit.  Outstanding borrowings may not exceed $20,000,000 and bear interest at an annual rate equal to the prime lending rate announced by one of the participating banks or the LIBOR lending rate.  There were no outstanding borrowings on the Revolving Credit Facility at June 30, 2001 and none on the prior revolving credit facility at June 24, 2000.  Outstanding letters of credit totaled $22,084,000 at June 30, 2001 compared to $20,208,000 under the prior revolving credit facility at June 24, 2000.  Availability under the Revolving Credit Facility at June 30, 2001 was $27,916,000.  Outstanding letters of credit do not bear interest.  The Company is required to pay a commitment for of ¼ of 1% per annum on the unused portion of the Revolving Credit Facility.

             The Tilton Facility Loan is collateralized by a mortgage lien on the Company’s operations and fulfillment center in Tilton, New Hampshire (the “Tilton facility”).  The Tilton facility is owned by Birch Pond Realty Corporation, a wholly owned subsidiary of The J. Jill Group, Inc., and leased to The J. Jill Group, Inc.  Payments of principal and interest on the Tilton Facility Loan, a 10-year loan, are due monthly, based on a 20-year amortization, with a balloon payment of the remaining balance payable on April 1, 2009. The interest rate on the Tilton Facility Loan is fixed at 7.30% per annum. The Equipment Loan is collateralized by substantially all of the Company's materials handling equipment.  The Equipment Loan requires monthly payments of principal and interest through its maturity on December 1, 2005, and has a weighted average interest rate of 7.62% per annum.   The Furniture Loan is collateralized by certain workstations and office furniture.  Interest on the Furniture Loan is fixed at 6.25% per annum and requires monthly payments of principal and interest through its maturity on March 30, 2002.

             The Company’s credit facilities contain various lending conditions and covenants including restrictions on permitted liens. Certain credit facilities also require compliance with certain debt service coverage and other financial ratios.  The Company was in compliance with the financial covenants associated with its credit facilities as of and for the quarters ended June 30, 2001 and June 24, 2000.  At June 30, 2001 the Company estimated the fair value of its outstanding borrowings to be $19,233,000.

             A summary of the Company’s outstanding long-term debt follows (in thousands):

	June 30,	June 24,	December 30,
	2001	2000	2000

Real estate loans	$11,408	$13,032	$11,555
Equipment loans	6,518	7,674	7,108
Furniture loans	263	621	458
Revolving credit borrowings	-	-	2,120
Capitalized lease obligations	117	10	144

Total long-term debt	18,306	21,337	21,385
Less current maturities	1,896	3,118	4,010

Long-term debt, less current portion	$16,410	$18,219	$17,375

F.          Earnings per share:

             A reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) computation follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended

	June 30,	June 24,	June 30,	June 24,
	2001	2000	2001	2000

		(restated)		(restated)
Numerator:
Income before cumulative effect	$2,579	$2,039	$3,375	$2,645
Cumulative effect of accounting change, net of tax	-	-	-	(65)

Net income	$2,579	$2,039	$3,375	$2,580

Denominator (shares):
Basic weighted average shares outstanding	11,888	10,013	11,577	10,010
Assumed exercise of stock options	678	238	716	215

Diluted weighted average shares outstanding	12,566	10,251	12,293	10,225

Earnings per share:
Basic
Income before cumulative effect	$0.22	$0.20	$0.29	$0.26
Cumulative effect of accounting change, net of tax	-	-	-	(0.01)

Net income	$0.22	$0.20	$0.29	$0.26

Diluted
Income before cumulative effect	$0.21	$0.20	$0.27	$0.26
Cumulative effect of accounting change, net of tax	-	-	-	(0.01)

Net income	$0.21	$0.20	$0.27	$0.25

             At June 30, 2001 and June 24, 2000, of the options then outstanding, options to purchase 90,000 and 298,775 shares of common stock, respectively, were excluded from the computation of diluted EPS on the basis that such options were antidilutive. During April 2000, the Company paid $58,000 to certain option holders as an incentive to have their options cancelled.  As a result of this incentive, a total of 879,000 outstanding options were cancelled.

G.         Commitments:

             During the six months ended June 30, 2001 the Company entered into leases for sixteen retail stores, each having terms of approximately ten years.  At June 30, 2001 the future minimum lease payments for these sixteen operating leases were as follows (in thousands):

Fiscal 2001	$1,359
Fiscal 2002	2,936
Fiscal 2003	3,037
Fiscal 2004	3,076
Fiscal 2005	3,118
Thereafter	19,686

Total	$33,212

These amounts are in addition to the lease commitments identified in Note K of the Company’s Annual Report on Form 10-K for fiscal 2000.

             Deferred credits related to retail store leases are included in other non-current liabilities in the accompanying consolidated balance sheets.

H.         Segment information:

             The Company currently has two reportable business segments, direct and retail.  Both of these segments are focused on selling J. Jill merchandise.  Each segment is separately managed and utilizes distinct distribution, marketing and inventory management strategies.  The direct segment markets merchandise through catalogs and an e-commerce website. The retail segment sells J. Jill merchandise through retail stores.  Results from the Company’s catalog outlet stores and the discontinued Nicole Summers catalog are included in the direct segment.  Prior to the third quarter of fiscal 2000, the Company aggregated its direct and retail segments.  Segment information for the second quarter of fiscal 2000 and the six months ended June 24, 2000 has been presented to conform to current period presentation. In addition, as a result of the Company’s change in accounting policy associated with SAB 101, total net sales, total assets and income before interest, taxes and cumulative effect for the second quarter of fiscal 2000 and the six months ended June 24, 2000 have been restated.  Segment reporting is intended to give financial statement users a view of the Company “through the eyes of management.”  The Company’s internal management reporting is the basis for the information disclosed for its business segments.

             The Company evaluates its segment profitability based on the direct contribution of each segment.  Direct contribution represents each segment’s net sales less direct costs related to the segment’s operations.  Direct costs for both segments include merchandise acquisition and control costs and provisions for markdowns.  Direct costs also include catalog costs, certain order processing costs and e-commerce selling costs for the direct segment and retail store selling, occupancy and administrative costs for the retail segment.  Direct contribution less unallocated shared-service costs and general and administrative expenses is equal to income before interest, taxes and cumulative effect.  Unallocated shared-service costs include distribution and warehousing costs as well as merchandising and product development costs.  General and administrative expenses include corporate executive management costs, support service costs (e.g. shared information systems, finance and human resources) and corporate headquarters occupancy costs.  Segment assets are those that are directly used in or identified with segment operations, including inventory in stores, fixed assets primarily related to store construction, accounts receivable and other operating assets.  Unallocated assets include corporate cash and cash equivalents, the Company’s corporate headquarters and distribution facility, corporate information systems, deferred tax amounts, all inventory except inventory in stores, assets held for sale and other corporate assets.  Inter-segment balances and transactions have been eliminated.  The following tables provide financial information by segment (in thousands):

	Direct	Retail	Other	Total

Net sales (1)
Three months ended June 30, 2001	$50,451	$16,063	$(321)	$66,193
Three months ended June 24, 2000	48,164	3,579	(249)	51,494
Six months ended June 30, 2001	103,433	26,850	(758)	129,525
Six months ended June 24, 2000	96,013	4,580	(508)	100,085

Direct contribution
Three months ended June 30, 2001	13,769	1,035	*	14,804
Three months ended June 24, 2000	12,389	(464)	*	11,925
Six months ended June 30, 2001	25,843	(160)	*	25,683
Six months ended June 24, 2000	$22,528	$(902)	*	$21,626

(1)         Other represents certain sales allowances not specifically attributable to the direct or retail business segments.

 *          Not applicable

	Direct	Retail	Unallocated Assets	Total

Identifiable assets
June 30, 2001	$4,454	$38,926	$109,153	$152,533
June 24, 2000	$4,878	$10,245	$89,768	$104,891

             The following table provides a reconciliation of segment direct contribution to income before interest, taxes and cumulative effect (in thousands):

	Three Months Ended		Six Months Ended

	June 30,	June 24,	June 30,	June 24,
	2001	2000	2001	2000

Direct contribution	$14,804	$11,925	$25,683	$21,626
Unallocated shared-service costs	(5,466)	(4,320)	(10,949)	(9,310)
General and administrative expenses	(4,715)	(3,830)	(8,516)	(7,233)

Income before interest, taxes and cumulative effect	$4,623	$3,775	$6,218	$5,083

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

             This Form 10-Q, including the following discussion, contains forward–looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward–looking statements. Without limiting the generality of the foregoing, the words "projected," "anticipated,"  "planned," "expected" and similar expressions are intended to identify forward–looking statements. In particular, statements regarding future financial targets or trends are forward-looking statements.  Forward-looking statements are not guarantees of the Company’s future financial performance, and undue reliance should not be placed on them.  The Company’s actual results, performance or achievements may differ significantly from the results discussed in or implied by the forward–looking statements. Factors that might cause such a difference include, but are not limited to, the following: the continued success or possible future failure of the retail store initiative; the ability of the Company to effectively manage its operations and growth in a multiple distribution channel environment; significant changes in customer acceptance of the Company's product offerings; changes in competition in the apparel industry; changes in consumer spending, fashion trends and consumer preferences; changes in, or the failure to comply with, federal and state tax and other government regulations; the customary risks of purchasing merchandise abroad, including longer lead times, higher initial purchase commitments and foreign currency fluctuations; possible future increases in expenses and labor and employee benefit costs; the ability of the Company to attract and retain qualified personnel; business abilities and judgment of management; the existence or absence of brand awareness; the existence or absence of publicity, advertising and promotional efforts; the success or failure of operating initiatives; the mix of the Company's sales between full price and liquidation merchandise; general economic and business conditions and other factors. See also Item 1A, Risk Factors, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2000.  The Company disclaims any intent or obligation to update any forward-looking statements.

Overview

             The J. Jill Group, Inc. (together with its wholly owned consolidated subsidiaries, the "Company"), is a specialty retailer of high quality women's apparel, accessories and footwear that markets its products through its catalogs, retail stores and e-commerce website. The Company currently has two distinct business segments, direct and retail. Both of these segments are focused on selling J. Jill merchandise.  Each segment is separately managed and utilizes distinct distribution, marketing and inventory management strategies. The direct segment markets merchandise through catalogs and an e-commerce website.  The retail segment sells J. Jill merchandise through retail stores.

             The Company recorded net sales of $66.2 million during the three months ended June 30, 2001 (“second quarter fiscal 2001”) compared to $51.5 million during the three months ended June 24, 2000 (“second quarter fiscal 2000”).  Income before interest, taxes and cumulative effect (“operating income”) was $4.6 million, or 7.0% of net sales for second quarter fiscal 2001, compared to $3.8 million, or 7.3% of net sales for second quarter fiscal 2000.  Net income was $2.6 million, or $0.21 per diluted share for second quarter fiscal 2001, compared to $2.0 million, or $0.20 per diluted share for second quarter fiscal 2000.  For the six months ended June 30, 2001, the Company recorded net sales of $129.5 million compared to $100.1 million for the six months ended June 24, 2000.  Operating income was $6.2 million, or 4.8% of net sales for the six months ended June 30, 2001, compared to $5.1 million, or 5.1% of net sales for  the first six months of 2000.  Net income was $3.4 million, or $0.27 per diluted share for the six months ended June 30, 2001, compared to $2.6 million, or $0.25 per diluted share for the six months ended June 24, 2000.

Results of Operations

             The following table presents the Company's consolidated statements of operations expressed as a percentage of net sales and certain selected operating data.  Certain amounts for second quarter fiscal 2000 and the six months ended June 24, 2000 have been restated to conform to current period presentation.  See “Cumulative Effect of Accounting Change.”

	Three Months Ended		Six Months Ended

	June 30,	June 24,	June 30,	June 24,
	2001	2000	2001	2000

		(restated)		(restated)

Consolidated Statements of Operations:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products and merchandising	67.2	64.8	68.5	67.4

Gross margin	32.8	35.2	31.5	32.6
Selling, general and administrative expenses	25.8	27.9	26.7	27.5

Income before interest, taxes and cumulative effect	7.0	7.3	4.8	5.1
Interest, net	0.3	0.6	0.3	0.6

Income before taxes and cumulative effect	6.7	6.7	4.5	4.5
Income tax provision	2.8	2.7	1.9	1.8

Income before cumulative effect	3.9	4.0	2.6	2.7
Cumulative effect of accounting change, net of tax	-	-	-	(0.1)

Net income	3.9%	4.0%	2.6%	2.6%

Selected Operating Data (1):
Direct:
Circulation (2):
Catalogs (in thousands)	15,600	16,100	30,900	30,900
Square inches (in millions)	96,400	95,600	205,700	201,300
Twelve-month buyers (3)	1,015,000	982,000	1,015,000	982,000
Customer e-mail addresses	583,000	123,000	583,000	123,000
Retail (4):
Stores open
Beginning of period	24	2	22	2
End of period	30	7	30	7
Store weeks in operation (5)	364	65	658	91
Total Company:
J. Jill private label credit card holders	235,000	162,000	235,000	162,000

(1)	All selected operating data exclude data related to the discontinued Nicole Summers catalog concept.
(2)	In order to more closely match net sales to circulation, the Company calculates circulation on a percentage of completion basis. Catalog circulation takes into account the total number of catalogs mailed during all periods and the Company’s estimate of the expected sales life of each catalog edition. Square inches circulated also takes into account the page count and page size of the catalogs circulated during the period.
(3)	As used throughout this Form 10-Q, the term “twelve-month buyers” means customers who have placed a catalog or e-commerce order with the Company within the previous twelve months.
(4)	Retail information relates to the Company’s retail stores only and does not include data for the Company’s catalog outlet stores.
(5)	The number of store weeks in operation refers to the sum of the number of weeks that each retail store was in operation during the period.

Comparison of the Three and Six Months Ended June 30, 2001 with the Three and Six Months Ended June 24, 2000

             The following table summarizes net sales by segment (in thousands):

	Three Months Ended		Six Months Ended

	June 30,	June 24,	June 30,	June 24,
	2001	2000	2001	2000

		(restated)		(restated)

Direct:
J. Jill	$50,451	$47,843	$103,416	$94,697
Nicole Summers	-	321	17	1,316

Total Direct	50,451	48,164	103,433	96,013
Retail	16,063	3,579	26,850	4,580
Other (1)	(321)	(249)	(758)	(508)

Total net sales	$66,193	$51,494	$129,525	$100,085

(1) Other represents certain sales allowances not specifically attributable to the direct or retail business segments.

             Net sales increased by $14.7 million, or 28.5%, to $66.2 million during second quarter fiscal 2001 from $51.5 million during second quarter fiscal 2000.  During the six months ended June 30, 2001 net sales increased by $29.4 million, or 29.4%, to $129.5 million from $100.1 million during the six months ended June 24, 2000. For the three-month and six-month periods, retail segment net sales growth accounted for 84.9% and 75.6% of the Company’s total net sales growth, respectively.  During the first six months of fiscal 2001, the Company opened eight retail stores, of which six were opened during second quarter fiscal 2001.  At June 30, 2001 the Company had thirty retail stores open compared to seven at June 24, 2000.  The Company expects to have a total of forty-seven retail stores open by the end of fiscal 2001.  Within the direct segment, J. Jill net sales increased by 5.5% and J. Jill catalog circulation decreased by 3.1% during second quarter fiscal 2001 compared to second quarter fiscal 2000.  During the six months ended June 30, 2001 direct segment net sales for J. Jill increased by 9.2% compared to the six months ended June 24, 2000 on similar catalog circulation. These increases in direct segment net sales were primarily as a result of higher initial fulfillment and lower return rates.  E-commerce net sales represented 25.9% of total direct segment net sales during second quarter fiscal 2001 compared to 13.5% during second quarter fiscal 2000.   During the six months ended June 30, 2001 e-commerce net sales represented 24.6% of total direct segment net sales compared to 13.0% during the six months ended June 24, 2000.

             Gross margin represents net sales less cost of products and merchandising.  Cost of products and merchandising consists primarily of merchandise development, control and acquisition costs, provisions for markdowns, order processing and customer service costs, distribution facility costs and occupancy costs for the Company’s stores.  During second quarter fiscal 2001 gross margin increased $3.5 million, or 19.5%, to $21.7 million from $18.1 million during second quarter fiscal 2000.  As a percentage of net sales, gross margin decreased to 32.8% during second quarter fiscal 2001 from 35.2% during second quarter fiscal 2000.  During the six months ended June 30, 2001 gross margin increased by $8.2 million, or 25.3%, to $40.8 million from $32.6 million during the six months ended June 24, 2000.   As a percentage of net sales, gross margin decreased to 31.5% during the six months ended June 30, 2001 from 32.6% during the six months ended June 24, 2000.  These decreases in gross margin as a percentage of net sales are primarily attributable to pricing pressures from the more promotional environment this year compared to last year and to the growing impact of the retail business on the Company’s overall results.  Retail segment gross margins tend to be lower than direct segment gross margins because, unlike the direct business, the retail business does not have the benefit of leveraging its cost of products over net sales that include a postage and handling income component. These decreases in gross margin as a percentage of net sales were partially offset by productivity improvements achieved in the Company's operations and fulfillment center in Tilton, New Hampshire (the "Tilton Facility").

             Selling, general and administrative expenses consist of costs to produce, print and distribute catalogs, as well as e-commerce website, retail store selling and corporate administrative costs. During second quarter fiscal 2001 selling, general and administrative expenses increased by $2.7 million, or 18.7%, to $17.1 million from $14.4 million during second quarter fiscal 2000.  As a percentage of net sales, selling, general and administrative expenses decreased to 25.8% during second quarter fiscal 2001 from 27.9% during second quarter fiscal 2000.  During the six months ended June 30, 2001 selling, general and administrative expenses increased by $7.1 million, or 25.8%, to $34.6 million from $27.5 million during the six months ended June 24, 2000.  As a percentage of net sales, selling, general and administrative expenses decreased to 26.7% during the six months ended June 30, 2001 from 27.5% during the six months ended June 24, 2000. These decreases in selling, general and administrative expenses as a percentage of net sales are due to cost containment and expense leveraging across both the direct and retail segments. In the direct segment, the cost to produce and mail a catalog was comparable to last year’s levels with catalog costs per square inch circulated slightly lower for second quarter fiscal 2001 than for second quarter fiscal 2000 and slightly higher during the six months ended June 30, 2001 than for the six months ended June 24, 2000. In the retail segment for the three-month and the six-month periods, selling cost increases were leveraged over higher sales volume increases.  Second quarter fiscal 2001 general and administrative costs increased over the prior year primarily in the areas of compensation, benefits and insurance.  For the six months ended June 30, 2001 these costs, as well as occupancy and depreciation costs, increased as compared to the six months ended June 24, 2000.  During the first quarter of fiscal 2001 the Company amended an executive split dollar life insurance policy to give the Company the ability to withdraw on a current basis the cash surrender value of the policy with certain exceptions.  In connection with this amendment, the Company recognized a benefit of $0.4 million in general and administrative expenses.

        Interest income increased to $0.2 million in second quarter fiscal 2001 from $0.1 million in second quarter fiscal 2000.  Interest expense was $0.4 million during second quarter 2001,  unchanged from second quarter 2000.  During the six months ended June 30, 2001 interest income increased to $0.4 million from $0.2 million during the six months ended June 24, 2000.  Interest expense was $0.8 million during the six months ended June 30, 2001, unchanged from the six months ended June 24, 2000.

        The Company provides for income taxes at an effective tax rate that includes the full federal and state statutory tax rates.  The Company’s effective tax rate for second quarter fiscal 2001 and the six months ended June 30, 2001 was 42.0% compared to 41.0% for second quarter fiscal 2000 and the six months ended June 24, 2000.  The increased effective tax rate for second quarter fiscal 2001 and the six months ended June 30, 2001 reflects the effect of an increased state statutory tax rate due to the Company doing business in states with higher tax rates and a higher federal statutory tax rate based on taxable income levels.

Cumulative Effect of Accounting Change

             Effective as of December 26, 1999, the Company changed its revenue recognition policy to be in accordance with the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101 (“SAB 101”),  “Revenue Recognition in Financial Statements.”  Under SAB 101, revenue is recognized at time of customer receipt rather than upon shipment of goods to the customer.  The cumulative effect of this change for periods prior to fiscal 2000 totaled $65,000, net of taxes of $41,000, and is reflected in first quarter fiscal 2000.  In addition, as a result of this change in accounting policy, the consolidated financial statements for second quarter fiscal 2000 and the six months ended June 24, 2000 have been restated.

Segment Direct Contribution

             The Company currently has two reportable business segments, direct and retail.  Prior to the third quarter of fiscal 2000, the Company aggregated its direct and retail segments.  Segment information for second quarter fiscal 2000 and the six months ended June 24, 2000 has been presented to conform to current period presentation.

             During second quarter fiscal 2001, the direct contribution of the direct segment increased by $1.4 million, or 11.1%, to $13.8 million from $12.4 million during second quarter fiscal 2000.  As a percentage of direct segment net sales, the direct segment’s direct contribution increased to 27.3% during second quarter fiscal 2001 from 25.7% during second quarter fiscal 2000.  During the six months ended June 30, 2001 the direct contribution of the direct segment increased by $3.3 million, or 14.7%, to $25.8 million from $22.5 million during the six months ended June 24, 2000.  As a percentage of direct segment net sales, the direct segment’s direct contribution increased to 25.0% during the six months ended June 30, 2001 from 23.5% during the six months ended June 24, 2000. These increases in direct contribution as a percentage of net sales are primarily attributable to productivity improvements in order processing and lower selling costs as a percentage of net sales which were partially offset be lower gross margins.

             The retail segment generated a direct contribution during second quarter fiscal 2001of $1.0 million and a direct deficit during second quarter fiscal 2000 of $0.5 million.  The retail segment generated direct deficits during the six months ended June 30, 2001 and June 24, 2000 of $0.2 million and $0.9 million, respectively. For the three-month and six-month periods ended June 30, 2001, the retail segment’s direct contribution benefited from increased net sales and better leveraging of expenses compared to the same periods in the prior year.

Seasonality and Quarterly Fluctuations

             As the Company’s retail business becomes a greater portion of its overall business, the Company expects that its business will become more seasonal.  The addition of twenty-five new retail stores throughout fiscal 2001 is expected to materially impact year-over-year comparisons of the Company’s net sales.  Also, January is included in the first fiscal quarter for the Company but is included in the fourth fiscal quarter for many other retailers.  Because January is a month that traditionally involves significant promotional pricing, this difference needs to be taken into account when making comparisons of the Company’s financial performance for interim periods with that of other retailers.

Liquidity and Capital Resources

             The Company’s principal working capital needs arise from the need to support costs incurred in advance of revenue generation, primarily inventory acquisition and catalog development, production and mailing costs incurred prior to the beginning of each selling season.  The Company has two selling seasons that correspond to the fashion seasons.  The spring season begins in January and ends in July.  The fall season begins in July and ends in January.  The Company’s capital investment needs arise from initiatives identified to support the growth of the Company, including the retail store rollout and improvements to the Company’s physical and operating infrastructure.  During the six months ended June 30, 2001, the Company funded its working capital and capital investment needs with cash generated from operations, borrowings under its revolving line of credit and proceeds received from its February 2001 private placement of common stock.

             On February 6, 2001, the Company issued and sold an aggregate of 1,710,000 shares of its common stock (the “Restricted Shares”) to accredited institutional investors in a private placement under Rule 506 under the Securities Act of 1933.  The Restricted Shares were sold for cash at a price of $18.00 per share, for gross proceeds of $30.8 million.  The purchase price was established on January 23, 2001 and represented an 18% discount from the Nasdaq closing price on that date.  The Company paid a fee of 6.0% of the gross proceeds from the sale of the Restricted Shares to the Company’s placement agent for the sale of the Restricted Shares, and incurred other expenses of approximately $0.2 million in the transaction, resulting in net proceeds to the Company, after placement agent fees and other expenses, of $28.7 million.  On February 21, 2001 a registration statement on Form S-3 relating to resale of the Restricted Shares became effective.

             The Company’s cash and cash equivalents (“cash”) increased by $18.4 million during the six months ended June 30, 2001 largely as a result of proceeds received from the Company’s private placement of common stock in February 2001.  In addition, $4.8 million in cash was generated from operating activities during the period.  Approximately $3.1 million in cash was used to pay down debt and $12.0 million was invested in property and equipment, primarily related to retail store construction. During the six months ended June 30, 2001, net income before depreciation and amortization and collections on accounts receivable were the primary sources of cash from operations.  The primary use of cash from operations was decreases in accounts payable.

             Accounts receivable balances at June 30, 2001 were 81.8% lower than at December 30, 2000 primarily as a result of collections associated with the Company’s deferred billing program and landlord allowances.  Accounts receivable balances at June 30, 2001 were 29.0% lower than at June 24, 2000.

             Accounts payable balances were 30.1% lower than at December 30, 2000 and 35.9% higher than at June 24, 2000.  The decrease in accounts payable at June 30, 2001 compared to December 30, 2001 is primarily due to lower amounts payable for inventory and retail store rollout costs.  The increase in accounts payable at June 30, 2001 compared to June 24, 2000 is primarily related to increased amounts payable for retail store rollout costs, catalog costs and general corporate expenses.

             Inventory levels at June 30, 2001 were 4.2% and 61.9% higher than at December 30, 2000 and June 24, 2000, respectively. The increase in inventory levels at June 30, 2001 compared to June 24, 2000 is primarily attributable to the growth in the Company's retail business.  In addition, inventory balances associated with the direct segment reflect a better in-stock position this year compared to last year and, due to spring season sales volumes being lower than expected, the Company has more overstocks than planned at June 30, 2001.  The Company believes it has the capacity and the liquidation vehicles necessary to liquidate its overstocks, including those generated in the fiscal 2001 spring season.

             During the six months ended June 24, 2000 cash and cash equivalents decreased by $2.4 million. Approximately $8.0 million in cash was generated from operating activities during the period and $9.4 million was invested in property and equipment, primarily related to retail store and corporate headquarters construction. During the six months ended June 24, 2000, net income before depreciation and amortization, decreases in accounts receivable and increases in accrued expenses were the primary sources of cash from operations.  Increased inventory was the primary use.

             At June 24, 2000 the Company owned a warehouse and distribution center in Meredith, New Hampshire.  This asset was classified as assets held for sale in the accompanying consolidated balance sheet at June 24, 2000.  This facility was sold in December 2000.  Other non-current liabilities include deferred credits related to retail stores leases.  The increase in non-current liabilities since June 24, 2000 is associated with the deferred credits related to retail stores opened since that date.

              The Company's credit facilities at June 30, 2001 consisted of (i) a $50.0 million revolving credit facility (the “Revolving Credit Facility”); (ii) a $12.0 million real estate loan (the "Tilton Facility Loan"); (iii) a $9.5 million equipment loan (the "Equipment Loan"); and (iv) a $1.0 million furniture loan (the "Furniture Loan").  The Company entered into the Revolving Credit Facility on June 29, 2001 to replace its prior revolving credit facility.  The Revolving Credit Facility is collateralized by substantially all the personal property, both tangible and intangible, of the Company and matures on June 1, 2003.  The amount available under the Revolving Credit Facility is reduced by outstanding borrowings and outstanding letters of credit.  Outstanding borrowings may not exceed $20.0 million and bear interest at an annual rate equal to the prime lending rate announced by one of the participating banks or the LIBOR lending rate.  There were no outstanding borrowings on the Revolving Credit Facility at June 30, 2001 and none on the prior revolving credit facility at June 24, 2000.  Outstanding letters of credit totaled $22.1 million at June 30, 2001 compared to $20.2 million under the prior revolving credit facility at June 24, 2000.  Availability under the Revolving Credit Facility at June 30, 2001 was $27.9 million.  Outstanding letters of credit do not bear interest.  The Company is required to pay a commitment for of ¼ of 1% per annum on the unused portion of the Revolving Credit Facility.  The Tilton Facility Loan is collateralized by a mortgage lien on the Tilton facility.  The Tilton facility is owned by Birch Pond Realty Corporation, a wholly owned subsidiary of The J. Jill Group, Inc., and leased to The J. Jill Group, Inc. The Equipment Loan is collateralized by substantially all of the Company's materials handling equipment.  The Furniture Loan is collateralized by certain workstations and office furniture.  The weighted average interest rate for amounts outstanding under the Company’s credit facilities during the six months ended June 30, 2001 was 7.47% per annum. The Company’s credit facilities contain various lending conditions and covenants including restrictions on permitted liens. Certain credit facilities also require compliance with certain debt service coverage and other financial ratios.  The Company was in compliance with the financial covenants associated with its credit facilities as of and for the quarters ended June 30, 2001 and June 24, 2000.

             The Company plans to open twenty-five stores during fiscal 2001.  The Company’s cash requirements related to its retail store initiative are significant and are primarily comprised of leasehold improvements, net of tenant improvement allowances, and initial inventory acquisition costs.  The initial cash requirements for opening a new retail store are currently estimated at an average of approximately $0.7 million per store.  In addition, at June 30, 2001, the combined future minimum lease payments due under the Company’s retail store leases total approximately $88.5 million and range between $8.4 million and $9.4 million per year.

             The Company expects that the proceeds from its February 2001 stock offering, cash available under its existing credit facilities and cash flows from operations will be sufficient to support the Company’s capital and operating needs through 2002.  The Company expects to utilize a significant portion of its cash generated from operations in fiscal 2001 to fund its planned retail store rollout.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

             The Company’s objective in managing its exposure to interest rate changes and foreign currency rate changes is to limit the material impact of the changes on cash flows and earnings and to lower its overall borrowing costs.  To achieve its objectives, the Company identifies these risks and manages them through its regular operating and financing activities, including periodic refinancing of debt obligations to lower financing costs and adjust fixed and variable rate debt positions.  The Company does not currently use derivative financial instruments or enter into foreign currency denominated contracts.  Management has calculated the effect of a 10% change in interest rates over a month and determined the effect to be immaterial.  Management does not foresee or expect any significant changes in the management of foreign currency or interest rate exposures or in the strategies it employs to manage such exposures in the near future.

PART II – OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

             The Company held an Annual Meeting of Stockholders on June 1, 2001.  At the Annual Meeting, the stockholders of the Company voted to approve the following actions by the following votes:

             1.          To elect the following nominees as Class B Directors of the Company:

	For	Withholding Authority

Brett D. Heffes	9,818,898	27,025
Ruth M. Owades	9,789,507	56,416
Jonathan P. Ward	9,818,700	27,223

             2.          To amend the Company’s Restated Certificate of Incorporation, as amended to date, to increase the Company’s authorized Common Stock from 15,000,000 to 30,000,000 shares.

Number of Shares

For	9,306,924
Against	536,144
Abstain	2,855

             3.          To approve the 2001 Incentive and Non-Statutory Stock Option Plan of The J. Jill Group, Inc., under which an aggregate of 1,000,000 shares of the Company’s Common Stock will be made available for option grants.

Number of Shares

For	7,067,945
Against	760,798
Abstain	11,423
Broker non-votes	2,005,757

Item 6.              Exhibits and Reports on Form 8-K

             (1)        Exhibits

Certificate of Incorporation and By-Laws

3.1	Restated Certificate of Incorporation of the Company (included as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 25, 1993, File No. 0-22480, and incorporated herein by reference)

3.2	Certificate of Amendment of Restated Certificat of Incorporation of the Company, dated June 1, 1999 (included as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 26, 1999, File No. 0-22480, and incorporated herein by reference)

3.3	Certificate of Amendment of Restated Certificate of Incorporation of the Company, dated June 5, 2001

3.4	By-Laws of the Company, as amended (included as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed November 24, 1999, File No. 0-22480, and incorporated herein by reference)

Material Contracts

10.1	Fifth Amended and Restated Loan Agreement, dated June 29, 2001, between the Company and Citizens Bank of Massachusetts, individually and as agent for the other lenders party to such agreement, HSBC Bank USA and Bank of New Hampshire, N.A. (included as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed July 17, 2001, File No. 0-22480, and incorprated herein by reference)

10.2	Security Agreement, dated June 29, 2001, between the Company and Citizens Bank of Massachusetts, as agent for the lenders (included as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed July 17, 2001, File No. 0-22480, and incorprated herein by reference)

10.3	Security Agreement, dated June 29, 2001, between The Birch Pond Group, Inc. and Citizens Bank of Massachusetts, as agent for the lenders (included as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed July 17, 2001, File No. 0-22480, and incorprated herein by reference)

10.4	Security Agreement, dated June 29, 2001, between QT Services Group, Inc. and Citizens Bank of Massachusetts, as agent for the lenders (included as Exhibit 99.4 to the Company’s Current Report on Form 8-K filed July 17, 2001, File No. 0-22480, and incorprated herein by reference)

10.5	Security Agreement, dated June 29, 2001, between J. Jill Direct, Inc. and Citizens Bank of Massachusetts, as agent for the lenders (included as Exhibit 99.5 to the Company’s Current Report on Form 8-K filed July 17, 2001, File No. 0-22480, and incorprated herein by reference)

10.6	Guaranty (Unlimited), dated June 29, 2001, between The Birch Pond Group, Inc. and Citizens Bank of Massachusetts, as agent for the lenders (included as Exhibit 99.6 to the Company’s Current Report on Form 8-K filed July 17, 2001, File No. 0-22480, and incorprated herein by reference)

10.7	Guaranty (Unlimited), dated June 29, 2001, between QT Services Group, Inc. and Citizens Bank of Massachusetts, as agent for the lenders (included as Exhibit 99.7 to the Company’s Current Report on Form 8-K filed July 17, 2001, File No. 0-22480, and incorprated herein by reference)

10.8	Guaranty (Unlimited), dated June 29, 2001, between J. Jill Direct, Inc. and Citizens Bank of Massachusetts, as agent for the lenders (included as Exhibit 99.8 to the Company’s Current Report on Form 8-K filed July 17, 2001, File No. 0-22480, and incorprated herein by reference)

10.9	Revolving Note, dated June 29, 2001, by and between the Company and Citizens Bank of Massachusetts (included as Exhibit 99.9 to the Company’s Current Report on Form 8-K filed July 17, 2001, File No. 0-22480, and incorprated herein by reference)

10.10	Revolving Note, dated June 29, 2001 by and between the Company and HSBC Bank USA (included as Exhibit 99.10 to the Company’s Current Report on Form 8-K filed July 17, 2001, File No. 0-22480, and incorprated herein by reference)

10.11	Revolving Note, dated June 29, 2001 by and between the Company and Bank of New Hampshire, N.A. (included as Exhibit 99.11 to the Company’s Current Report on Form 8-K filed July 17, 2001, File No. 0-22480, and incorprated herein by reference)

10.12	Pledge Agreement, dated June 29, 2001, between the Company and Citizens Bank of Massachusetts, as agent for the lenders (included as Exhibit 99.12 to the Company’s Current Report on Form 8-K filed July 17, 2001, File No. 0-22480, and incorprated herein by reference)

10.13	Letter of Confirmation, dated June 29, 2001, by the Birch Pond Group, Inc. to Citizens Bank of Massachusetts, as agent for the lenders (included as Exhibit 99.13 to the Company’s Current Report on Form 8-K filed July 17, 2001, File No. 0-22480, and incorprated herein by reference)

10.14	Letter of Confirmation, dated June 29, 2001, by J. Jill Direct, Inc. to Citizens Bank of Massachusetts, as agent for the lenders (included as Exhibit 99.14 to the Company’s Current Report on Form 8-K filed July 17, 2001, File No. 0-22480, and incorprated herein by reference)

10.15	Letter of Confirmation, dated June 29, 2001, by QT Services Group, Inc. to Citizens Bank of Massachusetts, as agent for the lenders (included as Exhibit 99.15 to the Company’s Current Report on Form 8-K filed July 17, 2001, File No. 0-22480, and incorprated herein by reference)

10.16	Grant of Security Interest in Trademarks, dated June 29, 2001, between the Company and Citizens Bank of Massachusetts, as agent for the lenders (included as Exhibit 99.16 to the Company’s Current Report on Form 8-K filed July 17, 2001, File No. 0-22480, and incorprated herein by reference)

10.17	2001 Incentive and Non-Statutory Stock Option Plan, as amended

(2)        Reports on Form 8-K

             The Company filed the following reports on Form 8-K during the quarter ended June 30, 2001:

             On May 2, 2001, the Company filed a report on Form 8-K relating to its earnings for the fiscal quarter ended March 31, 2001.

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE J. JILL GROUP, INC.

Dated: August 10, 2001	By:	/s/	OLGA L. CONLEY

Olga L. Conley
Authorized Officer
President – Corporate Services,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Dated: August 10, 2001	By:	/s/	PETER J. TULP

Peter J. Tulp
Authorized Officer Vice President – Finance and
Corporate Controller
(Principal Accounting Officer)

THE J. JILL GROUP, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2001

EXHIBIT INDEX

Certificate of Incorporation and By-Laws

3.3	Certificate of Amendment of Restated Certificate of Incorporation of the Company, dated June 5, 2001

Material Contracts

10.17	2001 Incentive and Non-Statutory Stock Option Plan, as amended