Form 10-Q
period 2001-09-29
J JILL GROUP INC
filed 2001-11-09
CIK 910721

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 29, 2001

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-22480

The J. Jill Group, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	04-2973769 (I.R.S. Employer Identification No.)
4 Batterymarch Park Quincy, MA (Address of Principal Executive Offices)	02169 (Zip Code)

Registrant's telephone number, including area code: (617) 376-4300

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Shares outstanding of the Registrant's common stock (par value $0.01) at October 26, 2001: 11,999,178

THE J. JILL GROUP, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 29, 2001

		Page
PART I—FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements	3-10
	Consolidated Balance Sheets at September 29, 2001, September 23, 2000 and December 30, 2000	3
	Consolidated Statements of Operations for the three months and the nine months ended September 29, 2001 and September 23, 2000	4
	Consolidated Statements of Cash Flows for the nine months ended September 29, 2001 and September 23, 2000	5
	Notes to Condensed Consolidated Financial Statements	6-11
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12-19
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20
PART II—OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	21
SIGNATURES		22

THE J. JILL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	September 29, 2001	September 23, 2000	December 30, 2000
		(restated)
ASSETS
Current assets:
Cash and cash equivalents	$11,316	$1,174	$1,594
Cash held in escrow	660	507	407
Accounts receivable	4,104	2,293	8,479
Assets held for sale	—	2,281	—
Inventory	49,102	40,988	37,874
Prepaid catalog expenses	5,058	4,977	4,116
Deferred income taxes	7,536	8,544	7,455
Other current assets	3,162	1,230	1,951

Total current assets	80,938	61,994	61,876
Property and equipment, net	78,274	56,688	65,194
Deferred income taxes	827	2,075	1,702
Other non-current assets	1,592	1,755	1,365

Total assets	$161,631	$122,512	$130,137

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$12,136	$17,569	$15,625
Accrued expenses	11,179	10,451	12,192
Accrued customer returns	5,707	5,615	6,733
Current portion of long-term debt	1,840	6,909	4,010

Total current liabilities	30,862	40,544	38,560
Long-term debt, less current portion	15,990	17,755	17,375
Deferred credits from landlords	9,746	2,124	4,960
Commitments
Stockholders' equity:
Special preferred stock (par value $0.01) 1,000,000 shares authorized	—	—	—
Common stock (par value $0.01) 30,000,000 shares authorized, 11,999,178, 10,044,797 and 10,156,662 shares issued and outstanding as of September 29, 2001, September 23, 2000 and December 30, 2000, respectively	120	100	102
Additional paid-in capital	93,161	63,060	63,518
Retained earnings (accumulated deficit)	11,752	(1,071)	5,622

Total stockholders' equity	105,033	62,089	69,242

Total liabilities and stockholders' equity	$161,631	$122,512	$130,137

The accompanying notes are an integral part of the consolidated financial statements.

THE J. JILL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2001	September 23, 2000	September 29, 2001	September 23, 2000
		(restated)		(restated)
Net sales	$65,808	$57,852	$195,333	$157,937
Cost of products and merchandising	44,003	36,718	132,715	104,222

Gross margin	21,805	21,134	62,618	53,715
Selling, general and administrative expenses	16,839	14,805	51,434	42,303

Income before interest, taxes and cumulative effect	4,966	6,329	11,184	11,412
Interest, net	216	327	615	931

Income before taxes and cumulative effect	4,750	6,002	10,569	10,481
Income tax provision	1,995	2,516	4,439	4,350

Income before cumulative effect	2,755	3,486	6,130	6,131
Cumulative effect of accounting change, net of tax	—	—	—	(65)

Net income	$2,755	$3,486	$6,130	$6,066

Earnings per share:
Basic
Income before cumulative effect	$0.23	$0.35	$0.52	$0.61
Cumulative effect of accounting change, net of tax	—	—	—	(0.01)

Net income	$0.23	$0.35	$0.52	$0.61

Diluted
Income before cumulative effect	$0.22	$0.34	$0.50	$0.60
Cumulative effect of accounting change, net of tax	—	—	—	(0.01)

Net income	$0.22	$0.34	$0.50	$0.59

Weighted average shares outstanding:
Basic	11,951	10,037	11,702	10,019
Diluted	12,541	10,401	12,379	10,286

The accompanying notes are an integral part of the consolidated financial statements.

THE J. JILL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 29, 2001	September 23, 2000
		(restated)
Cash flows provided by operating activities:
Net income	$6,130	$6,066
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,123	3,915
Deferred income taxes	794	2,529
Changes in assets and liabilities:
Decrease in accounts receivable	4,375	2,568
Increase in inventory	(11,228)	(19,283)
Increase in prepaid catalog expenses	(942)	(1,014)
Increase in other assets	(1,438)	(527)
Increase (decrease) in accounts payable	(3,690)	11,042
Increase (decrease) in accrued expenses	(943)	1,223
Decrease in accrued customer returns	(1,026)	(1,742)
Increase in deferred credits from landlords	4,786	2,124

Net cash provided by operating activities	2,941	6,901
Cash flows used in investing activities:
Increase in cash held in escrow	(253)	(59)
Additions to property and equipment	(19,072)	(13,758)

Net cash used in investing activities	(19,325)	(13,817)
Cash flows provided by financing activities:
Borrowings under debt agreements	37,295	5,360
Payments of debt borrowings	(40,850)	(2,931)
Proceeds from stock transactions	29,661	161

Net cash provided by financing activities	26,106	2,590
Net increase (decrease) in cash and cash equivalents	9,722	(4,326)
Cash and cash equivalents at:
Beginning of period	1,594	5,500

End of period	$11,316	$1,174

Supplemental information:
Non-cash investing activities:
Construction in progress accrued, not paid	$1,866	$147

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

B.  Summary of significant accounting policies:

Cumulative effect of accounting change

    Effective as of December 26, 1999, the Company changed its revenue recognition policy to be in accordance with the provisions of the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." Under SAB 101, revenue is recognized at time of customer receipt rather than upon shipment of goods to the customer. The cumulative effect of this change for periods prior to fiscal 2000 totaled $65,000, net of taxes of $41,000, and is reflected in the first quarter of fiscal 2000. In addition, as a result of this change in accounting policy, the consolidated financial statements and the notes thereto for the third quarter of fiscal 2000 and the nine months ended September 23, 2000 have been restated.

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

D.  Assets held for sale:

    During December 2000, the Company sold its former warehouse and distribution center in Meredith, New Hampshire to a third party. This asset had been classified as assets held for sale in the accompanying consolidated balance sheet at September 23, 2000.

E.  Debt:

    The Company's credit facilities at September 29, 2001 consisted of (i) a $50,000,000 revolving credit facility (the "Revolving Credit Facility"); (ii) a $12,000,000 real estate loan (the "Tilton Facility Loan"); (iii) a $9,500,000 equipment loan (the "Equipment Loan"); and (iv) a $980,000 furniture loan (the "Furniture Loan").

    The Company entered into the Revolving Credit Facility on June 29, 2001 to replace its prior revolving credit facility. The Revolving Credit Facility was subsequently amended to, among other things, change the maximum number of new retail store openings allowed under the agreement from 25 per year for fiscal 2001 and fiscal 2002 to 50 for the two-year period with no annual maximum. The Revolving Credit Facility is collateralized by substantially all the personal property, both tangible and intangible, of the Company. The Revolving Credit Facility matures on June 1, 2003 and at September 29, 2001 bore interest at 6.00% per annum. The amount available under the Revolving Credit Facility is reduced by outstanding borrowings and outstanding letters of credit. Outstanding borrowings may not exceed $20,000,000 and bear interest at an annual rate equal to the prime lending rate announced by one of the participating banks or the LIBOR lending rate. There were no outstanding borrowings on the Revolving Credit Facility at September 29, 2001. At September 23, 2000 borrowings under the prior revolving credit facility totaled $3,785,000. Outstanding letters of credit totaled $8,290,000 at September 29, 2001 compared to $17,972,000 under the prior revolving credit facility at September 23, 2000. Availability under the Revolving Credit Facility at September 29, 2001 was $41,710,000. Outstanding letters of credit do not bear interest. The Company is required to pay a commitment fee of 1/4 of 1% per annum on the unused portion of the Revolving Credit Facility.

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

    The Company's credit facilities contain various lending conditions and covenants including restrictions on permitted liens. Certain credit facilities also require compliance with certain debt service coverage and other financial ratios. The Company was in compliance with the financial covenants associated with its credit facilities as of and for the quarters ended September 29, 2001 and September 23, 2000. At September 29, 2001 the Company estimated the fair value of its outstanding borrowings to be $19,634,000.

    A summary of the Company's outstanding long-term debt follows (in thousands):

	September 29, 2001	September 23, 2000	December 30, 2000
Real estate loans	$11,334	$12,938	$11,555
Equipment loans	6,215	7,393	7,108
Furniture loans	176	540	458
Revolving credit borrowings	—	3,785	2,120
Capitalized lease obligations	105	8	144

Total long-term debt	17,830	24,664	21,385
Less current maturities	1,840	6,909	4,010

Long-term debt, less current portion	$15,990	$17,755	$17,375

F.  Earnings per share:

    A reconciliation of the numerators and denominators of the basic and diluted earnings per share ("EPS") computations follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 29, 2001	September 23, 2000	September 29, 2001	September 23, 2000
		(restated)		(restated)
Numerator:
Income before cumulative effect	$2,755	$3,486	$6,130	$6,131
Cumulative effect of accounting change, net of tax	—	—	—	(65)

Net income	$2,755	$3,486	$6,130	$6,066

Denominator (shares):
Basic weighted average shares outstanding	11,951	10,037	11,702	10,019
Assumed exercise of stock options	590	364	677	267

Diluted weighted average shares outstanding	12,541	10,401	12,379	10,286

Earnings per share:
Basic
Income before cumulative effect	$0.23	$0.35	$0.52	$0.61
Cumulative effect of accounting change, net of tax	—	—	—	(0.01)

Net income	$0.23	$0.35	$0.52	$0.61

Diluted
Income before cumulative effect	$0.22	$0.34	$0.50	$0.60
Cumulative effect of accounting change, net of tax	—	—	—	(0.01)

Net income	$0.22	$0.34	$0.50	$0.59

    At September 29, 2001 and September 23, 2000, of the options then outstanding, options to purchase 147,500 and 100,000 shares of common stock, respectively, were excluded from the computation of diluted EPS on the basis that such options were antidilutive. During April 2000, the Company paid $58,000 to certain option holders as an incentive to have their options cancelled. As a result of this incentive, a total of 879,000 outstanding options were cancelled.

G.  Commitments:

    During the nine months ended September 29, 2001 the Company entered into leases for 23 retail stores, each having terms of approximately ten years. At September 29, 2001 the future minimum lease payments for these 23 operating leases were as follows (in thousands):

For the remainder of fiscal 2001	$838
Fiscal 2002	4,289
Fiscal 2003	4,430
Fiscal 2004	4,492
Fiscal 2005	4,572
Thereafter	29,421

Total	$48,042

These lease commitments are in addition to the lease commitments identified in Note K of the Company's Annual Report on Form 10-K for fiscal 2000. Between September 29, 2001 and October 26, 2001, the Company entered into leases for two additional retail stores, each having lease termination dates in 2011.

H.  Deferred credits from landlords:

    Deferred credits from landlords relate to the Company's retail store leases. The benefit of these deferred credits is recognized over the lease term.

I.  Segment information:

    The Company currently has two reportable business segments, direct and retail. Each segment is separately managed and utilizes distinct distribution, marketing and inventory management strategies. The direct segment markets merchandise through catalogs and an e-commerce website. The retail segment markets merchandise through retail stores. Results from the Company's catalog outlet stores and the discontinued Nicole Summers catalog are included in the direct segment. Prior to the third quarter of fiscal 2000, the Company aggregated its direct and retail segments. Segment reporting is intended to give financial statement users a view of the Company "through the eyes of management." The Company's internal management reporting is the basis for the information disclosed for its business segments.

    The Company evaluates its segment profitability based on the direct contribution of each segment. Direct contribution represents each segment's net sales less direct costs related to the segment's operations. Direct costs for both segments include merchandise acquisition and control costs and provisions for markdowns. Direct costs also include catalog costs, certain order processing costs and e-commerce selling costs for the direct segment and retail store selling, occupancy and administrative costs for the retail segment. Direct contribution less unallocated shared-service costs and general and administrative expenses is equal to income before interest, taxes and cumulative effect. Unallocated shared-service costs include distribution and warehousing costs as well as merchandising and product development costs. General and administrative expenses include corporate executive management costs, support service costs (e.g. shared information systems, finance and human resources) and corporate headquarters occupancy costs. Segment assets are those that are directly used in or identified with segment operations, including inventory in stores, fixed assets primarily related to store construction, accounts receivable and other operating assets. Unallocated assets include corporate cash and cash equivalents, the Company's corporate headquarters and distribution facility, corporate information systems, deferred tax amounts, all inventory except inventory in stores, assets held for sale and other corporate assets. Inter-segment balances and transactions have been eliminated. The following tables provide financial information by segment and a reconciliation of segment direct contribution to income before interest, taxes and cumulative effect (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2001	September 23, 2000	September 29, 2001	September 23, 2000
		(restated)		(restated)
Net sales
Direct	$47,852	$51,195	$151,285	$147,208
Retail	18,231	6,955	45,081	11,535
Other (1)	(275)	(298)	(1,033)	(806)

Total net sales	$65,808	$57,852	$195,333	$157,937

Direct contribution reconciliation
Direct	$13,835	$14,823	$39,678	$37,351
Retail	900	626	740	(276)

Total direct contribution	14,735	15,449	40,418	37,075
Unallocated shared-service costs	(5,467)	(5,106)	(16,416)	(14,416)
General and administrative expenses	(4,302)	(4,014)	(12,818)	(11,247)

Income before interest, taxes and cumulative effect	$4,966	$6,329	$11,184	$11,412

(1)
Other represents certain sales allowances not specifically attributable to the direct or retail business segments.

	Direct	Retail	Unallocated Assets	Total
Identifiable assets
September 29, 2001	$4,949	$50,898	$105,784	$161,631
September 23, 2000 (restated)	$5,658	$17,546	$99,308	$122,512

J.  Risks and uncertainties

    The Company experienced a decrease in customer demand following the terrorist attacks on September 11, 2001. None of the Company's employees were lost or injured and none of the Company's properties or records were damaged as a result of the attacks. The Company cannot predict the long-term impact of the September 11, 2001 events, or of the domestic and foreign response to the attacks, on the financial condition and results of operations of the Company.

K.  Recent accounting standards

    In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." This pronouncement modifies the rules for accounting for the impairment or disposal of long-lived assets. The new rules will become effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company has not yet determined the impact, if any, of implementing SFAS 144 on the Company's consolidated financial statements.

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

Overview

    The J. Jill Group, Inc. (together with its wholly owned consolidated subsidiaries, the "Company"), is a specialty retailer of high quality women's apparel, accessories and footwear that markets its products through its catalogs, retail stores and e-commerce website. The Company currently has two reportable business segments, direct and retail. Each segment is separately managed and utilizes distinct distribution, marketing and inventory management strategies. The direct segment markets merchandise through catalogs and an e-commerce website. The retail segment markets merchandise through retail stores.

    The Company recorded net sales of $65.8 million during the three months ended September 29, 2001 ("third quarter fiscal 2001") compared to $57.9 million during the three months ended September 23, 2000 ("third quarter fiscal 2000"). Income before interest, taxes and cumulative effect ("operating income") was $5.0 million, or 7.5% of net sales for third quarter fiscal 2001, compared to $6.3 million, or 10.9% of net sales for third quarter fiscal 2000. Net income was $2.8 million, or $0.22 per diluted share for third quarter fiscal 2001, compared to $3.5 million, or $0.34 per diluted share for third quarter fiscal 2000.

    For the nine months ended September 29, 2001, the Company recorded net sales of $195.3 million compared to $157.9 million for the nine months ended September 23, 2000. Operating income was $11.2 million, or 5.7% of net sales for the nine months ended September 29, 2001, compared to $11.4 million, or 7.2% of net sales for the nine months ended September 23, 2000. Net income was $6.1 million, or $0.50 per diluted share for the nine months ended September 29, 2001, compared to $6.1 million, or $0.59 per diluted share for the nine months ended September 23, 2000.

Risks and Uncertainties

    The Company experienced a decrease in customer demand following the terrorist attacks on September 11, 2001. The Company estimates that the impact of these events on third quarter fiscal 2001 was lost sales of approximately $2.4 million and lost diluted earnings per share of approximately $0.05. The Company's retail business returned to pre-September 11, 2001 run rates within a week of the attacks and the Company's direct business rebounded with the mailing of its Holiday catalog at the end of September. However, because a catalog typically generates sales for several months after mailing, the Company expects the impact of the events of September 11, 2001 to continue through the fourth quarter of fiscal 2001. The Company estimates that the additional impact will result in lost sales of approximately $1.1 million and lost diluted earnings per share of approximately $0.03 in the fourth quarter of fiscal 2001. None of the Company's employees were lost or injured and none of the Company's properties or records were damaged as a result of the attacks. The Company cannot predict the long-term impact of the September 11, 2001 events, or of the domestic and foreign response to the attacks, on the financial condition and results of operations of the Company.

Results of Operations

    The following table presents the Company's consolidated statements of operations expressed as a percentage of net sales and certain selected operating data. Certain amounts for third quarter fiscal

2000 and the nine months ended September 23, 2000 have been restated. See "Cumulative Effect of Accounting Change."

	Three Months Ended		Nine Months Ended
	September 29, 2001	September 23, 2000	September 29, 2001	September 23, 2000
		(restated)		(restated)
Consolidated Statements of Operations:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products and merchandising	66.9	63.5	68.0	66.0

Gross margin	33.1	36.5	32.0	34.0
Selling, general and administrative expenses	25.6	25.6	26.3	26.8

Income before interest, taxes and cumulative effect	7.5	10.9	5.7	7.2
Interest, net	0.3	0.6	0.3	0.6

Income before taxes and cumulative effect	7.2	10.3	5.4	6.6
Income tax provision	3.0	4.3	2.3	2.8

Income before cumulative effect	4.2	6.0	3.1	3.8
Cumulative effect of accounting change, net of tax	—	—	—	—

Net income	4.2%	6.0%	3.1%	3.8%

Selected Operating Data (1):
Direct:
Circulation (2):
Catalogs (in thousands)	13,100	14,600	44,100	45,500
Square inches (in millions)	85,200	96,400	290,900	297,800
Twelve-month buyers (3)	1,019,000	983,000	1,019,000	983,000
Retail (4):
Stores open
Beginning of period	30	7	22	2
End of period	37	12	37	12
Store weeks in operation (5)	428	107	1,086	198
Total Company:
J. Jill private label credit card holders	270,000	180,000	270,000	180,000
Customer e-mail addresses	642,000	401,000	642,000	401,000

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

(5)
The number of store weeks in operation refers to the sum of the number of weeks that each retail store was in operation during the period.

Comparison of the Three and Nine Months Ended September 29, 2001 with the Three and Nine Months Ended September 23, 2000

    The following table summarizes net sales by segment (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2001	September 23, 2000	September 29, 2001	September 23, 2000
		(restated)		(restated)
Direct:
J. Jill	$47,852	$51,128	$151,268	$145,825
Nicole Summers	—	67	17	1,383

Total Direct	47,852	51,195	151,285	147,208
Retail	18,231	6,955	45,081	11,535
Other (1)	(275)	(298)	(1,033)	(806)

Total net sales	$65,808	$57,852	$195,333	$157,937

(1)
Other represents certain sales allowances not specifically attributable to the direct or retail business segments.

    Net sales increased by $8.0 million, or 13.8%, to $65.8 million during third quarter fiscal 2001 from $57.9 million during third quarter fiscal 2000. During the nine months ended September 29, 2001 net sales increased by $37.4 million, or 23.7%, to $195.3 million from $157.9 million during the nine months ended September 23, 2000. For the three-month period, net sales growth from the Company's retail segment was partially offset by slightly lower sales from the Company's direct segment. For the nine-month period, retail segment net sales accounted for 89.7% of the Company's total net sales growth. During the first nine months of fiscal 2001, the Company opened 15 retail stores, of which seven were opened during third quarter fiscal 2001. At September 29, 2001 the Company had 37 retail stores open compared to 12 at September 23, 2000. The Company expects to have a total of 51 retail stores open by the end of fiscal 2001. Within the direct segment, J. Jill net sales and catalog circulation decreased by 6.4% and 10.3%, respectively, as compared to third quarter fiscal 2000. Lower net sales attributable to lower catalog circulation and the overall difficult economic environment were somewhat offset by higher order fulfillment and response rates. During the nine months ended September 29, 2001 direct segment net sales for J. Jill increased by 3.7% compared to the nine months ended September 23, 2000 and J. Jill catalog circulation decreased by 3.1%. The year-to-date increase in direct segment net sales was primarily attributable to higher order fulfillment and response rates. E-commerce net sales represented 24.4% of total direct segment net sales during third quarter fiscal 2001 compared to 15.5% during third quarter fiscal 2000. During the nine months ended September 29, 2001 e-commerce net sales represented 24.5% of total direct segment net sales compared to 13.8% during the nine months ended September 23, 2000.

    Gross margin represents net sales less cost of products and merchandising. Cost of products and merchandising consists primarily of merchandise development, control and acquisition costs, provisions for markdowns, order processing and customer service costs, distribution facility costs and occupancy costs for the Company's stores. During third quarter fiscal 2001 gross margin increased $0.7 million, to $21.8 million from $21.1 million during third quarter fiscal 2000. As a percentage of net sales, gross margin decreased to 33.1% during third quarter fiscal 2001 from 36.5% during third quarter fiscal 2000. During the nine months ended September 29, 2001 gross margin increased by $8.9 million, or 16.6%, to $62.6 million from $53.7 million during the nine months ended September 23, 2000. As a percentage of net sales, gross margin decreased to 32.0% during the nine months ended September 29, 2001 from 34.0% during the nine months ended September 23, 2000. For both the three-month and nine-month periods, these decreases in gross margin as a percentage of net sales were attributable to continued

pricing pressures from the more promotional retail environment, an increase in retail occupancy and depreciation costs at a rate greater than the rate of increase in net sales and higher package shipping rates. The weaker overall economic climate this year also resulted in higher markdown charges, particularly in third quarter fiscal 2001, as sales were lower than planned. These factors were partially offset by higher initial markups, efficiencies in order processing and the leveraging of merchandising, product development and inventory control costs.

    Selling, general and administrative expenses consist of costs to produce, print and distribute catalogs, as well as e-commerce website, retail store selling and corporate administrative costs. During third quarter fiscal 2001 selling, general and administrative expenses increased by $2.0 million, or 13.7%, to $16.8 million from $14.8 million during third quarter fiscal 2000. Selling, general and administrative expenses as a percent of net sales were 25.6% during third quarter fiscal 2001 and third quarter fiscal 2000. During the nine months ended September 29, 2001 selling, general and administrative expenses increased by $9.1 million, or 21.6%, to $51.4 million from $42.3 million during the nine months ended September 23, 2000. As a percentage of net sales, selling, general and administrative expenses decreased to 26.3% during the nine months ended September 29, 2001 from 26.8% during the nine months ended September 23, 2000. For the three-month and nine-month periods, slight increases in selling costs as a percent of net sales were offset by slight decreases in general and administrative costs as a percent of sales compared to the same periods in the prior year.

    Interest income increased to $0.2 million in third quarter fiscal 2001 from $0.1 million in third quarter fiscal 2000. Interest expense was $0.4 million during third quarter fiscal 2001, unchanged from third quarter fiscal 2000. During the nine months ended September 29, 2001 interest income increased to $0.6 million from $0.3 million during the nine months ended September 23, 2000. Interest expense was $1.2 million during the nine months ended September 29, 2001, unchanged from the nine months ended September 23, 2000.

    The Company provides for income taxes at an effective tax rate that includes the full federal and state statutory tax rates. The Company's effective tax rate for third quarter fiscal 2001 and the nine months ended September 29, 2001 was 42.0% compared to 42.0% for third quarter fiscal 2000 and 41.5% for the nine months ended September 23, 2000. The increased effective tax rate for the nine months ended September 29, 2001 reflects the effect of an increased state statutory tax rate due to the Company doing business in states with higher tax rates and a higher federal statutory tax rate based on taxable income levels.

Cumulative Effect of Accounting Change

    Effective as of December 26, 1999, the Company changed its revenue recognition policy to be in accordance with the provisions of the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." Under SAB 101, revenue is recognized at time of customer receipt rather than upon shipment of goods to the customer. The cumulative effect of this change for periods prior to fiscal 2000 totaled $65,000, net of taxes of $41,000, and is reflected in the first quarter of fiscal 2000. In addition, as a result of this change in accounting policy, the consolidated financial statements and the notes thereto for third quarter fiscal 2000 and the nine months ended September 23, 2000 have been restated.

Segment Direct Contribution

    The Company currently has two reportable business segments, direct and retail. Prior to third quarter fiscal 2000, the Company aggregated its direct and retail segments. Segment information for third quarter fiscal 2000 and the nine months ended September 23, 2000 has been presented to conform to current period presentation.

    The following table summarizes direct contribution (deficit) by segment (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2001	September 23, 2000	September 29, 2001	September 23, 2000
		(restated)		(restated)
Direct	$13,835	$14,823	$39,678	$37,351
Retail	900	626	740	(276)

Total direct contribution	$14,735	$15,449	$40,418	$37,075

    Direct segment direct contribution decreased by 6.7% in third quarter fiscal 2001, as compared to third quarter fiscal 2000. As a percentage of direct segment net sales, the direct segment's direct contribution decreased slightly to 28.9% during third quarter fiscal 2001 from 29.0% during third quarter fiscal 2000. Direct segment direct contribution increased by 6.2% during the nine months ended September 29, 2001 compared to the nine months ended September 23, 2000. As a percentage of direct segment net sales, the direct segment's direct contribution increased to 26.2% during the nine months ended September 29, 2001 from 25.4% during the nine months ended September 23, 2000.

    The retail segment generated a direct contribution during third quarter fiscal 2001 and third quarter fiscal 2000 of $0.9 million and $0.6 million, respectively. During the nine months ended September 29, 2001 the retail segment generated a direct contribution of $0.7 million. The retail segment generated a direct deficit during the nine months ended September 23, 2000 of $0.3 million.

Seasonality and Quarterly Fluctuations

    As the Company's retail business becomes a greater portion of its overall business, the Company expects that its business will become more seasonal. The addition of 29 new retail stores throughout fiscal 2001 is expected to materially impact year-over-year comparisons of the Company's net sales. Also, January is included in the first fiscal quarter for the Company but is included in the fourth fiscal quarter for many other retailers. Because January is a month that traditionally involves significant promotional pricing, this difference needs to be taken into account when making comparisons of the Company's financial performance for interim periods with that of other retailers.

Liquidity and Capital Resources

    The Company's principal working capital needs arise from the need to support costs incurred in advance of revenue generation, primarily inventory acquisition and catalog development, production and mailing costs incurred prior to the beginning of each selling season. The Company has two selling seasons that correspond to the fashion seasons. The spring season begins in January and ends in July. The fall season begins in July and ends in January. The Company's capital investment needs arise from initiatives intended to support the growth of the Company, including the retail store rollout and improvements to the Company's physical and operating infrastructure. During the nine months ended September 29, 2001, the Company funded its working capital and capital investment needs with cash generated from operations, borrowings under its revolving credit facility and proceeds received from its February 2001 private placement of common stock.

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

    The Company's cash and cash equivalents ("cash") increased by $9.7 million during the nine months ended September 29, 2001 largely as a result of proceeds received from the Company's private placement of common stock in February 2001, as well as the $2.9 million in cash that was generated from operating activities during the period. Approximately $3.6 million in cash was used to pay down debt and $19.1 million was invested in property and equipment, primarily related to retail store construction. During the nine months ended September 29, 2001, net income before depreciation and amortization, collections on accounts receivable and additional deferred credits from landlords were the primary sources of cash from operations. The primary use of cash from operations was increases in inventory.

    Inventory levels at September 29, 2001 were 29.6% and 19.8% higher than at December 30, 2000 and September 23, 2000, respectively. These increases in inventory levels at September 29, 2001 compared to December 30, 2000 and September 23, 2000 were primarily attributable to the growth in the Company's retail business and the timing of inventory receipts.

    Accounts receivable balances at September 29, 2001 were 51.6% lower than at December 30, 2000 primarily as a result of collections associated with the Company's deferred billing program and landlord allowances. Accounts receivable balances at September 29, 2001 were 79.0% higher than at September 23, 2000, primarily as a result of increased landlord allowance receivables. The Company expects its accounts receivable balance to increase from September 29, 2001 levels due to a new deferred billing program that will start in the fourth quarter of fiscal 2001.

    Deferred credits from landlords relate to the Company's retail stores leases. The increase in deferred credits from landlords since September 23, 2000 is related to retail stores opened since that date.

    During the nine months ended September 23, 2000 cash decreased by $4.3 million. Approximately $6.9 million in cash was generated from operating activities during the period and $13.8 million was invested in property and equipment, primarily related to retail store and corporate headquarters construction. During the nine months ended September 23, 2000, net income before depreciation and amortization and increases in accounts payable were the primary sources of cash from operations. Increased inventory was the primary use of cash from operations.

    Accounts payable balances at September 29, 2001 were 22.3% and 30.9% lower than at December 30, 2000 and September 23, 2000, respectively. The decrease in accounts payable at September 29, 2001 compared to December 30, 2000 was primarily due to lower amounts payable for general corporate expenses. The decrease in accounts payable at September 29, 2001 compared to September 23, 2000 was primarily due to lower amounts payable for inventory.

    At September 23, 2000 the Company owned a warehouse and distribution center in Meredith, New Hampshire. This asset was classified as assets held for sale in the accompanying consolidated balance sheet at September 23, 2000. This facility was sold in December 2000.

    The Company's credit facilities at September 29, 2001 consisted of (i) a $50.0 million revolving credit facility (the "Revolving Credit Facility"); (ii) a $12.0 million real estate loan (the "Tilton Facility Loan"); (iii) a $9.5 million equipment loan (the "Equipment Loan"); and (iv) a $1.0 million furniture loan (the "Furniture Loan"). The Company entered into the Revolving Credit Facility on June 29, 2001 to replace its prior revolving credit facility. The Revolving Credit Facility was subsequently amended to, among other things, change the maximum number of new retail store openings allowed under the agreement from 25 per year for fiscal 2001 and fiscal 2002 to 50 for the two-year period with no annual maximum. The Revolving Credit Facility is collateralized by substantially all the personal property, both tangible and intangible, of the Company and matures on June 1, 2003. The amount available under the Revolving Credit Facility is reduced by outstanding borrowings and outstanding letters of credit. Outstanding borrowings may not exceed $20.0 million and bear interest at an annual rate equal to the prime lending rate announced by one of the participating banks or the LIBOR lending rate. There were no outstanding borrowings on the Revolving Credit Facility at September 29, 2001. At September 23, 2000 borrowings under the prior revolving credit facility totaled $3.8 million. Outstanding letters of credit totaled $8.3 million at September 29, 2001 compared to $18.0 million under the prior revolving credit facility at September 23, 2000. Availability under the Revolving Credit Facility at September 29, 2001 was $41.7 million. Outstanding letters of credit do not bear interest. The Company is required to pay a commitment fee of 1/4 of 1% per annum on the unused portion of the Revolving Credit Facility. The Tilton Facility Loan is collateralized by a mortgage lien on the Company's operations and fulfillment center in Tilton, New Hampshire (the "Tilton facility"). The Tilton facility is owned by Birch Pond Realty Corporation, a wholly owned subsidiary of The J. Jill Group, Inc., and leased to The J. Jill Group, Inc. The Equipment Loan is collateralized by substantially all of the Company's materials handling equipment. The Furniture Loan is collateralized by certain workstations and office furniture. The weighted average interest rate for amounts outstanding under the Company's credit facilities during the nine months ended September 29, 2001 was 7.42% per annum. The Company's credit facilities contain various lending conditions and covenants including restrictions on permitted liens. Certain credit facilities also require compliance with certain debt service coverage and other financial ratios. The Company was in compliance with the financial covenants associated with its credit facilities as of and for the quarters ended September 29, 2001 and September 23, 2000.

    The Company plans to open 29 stores during fiscal 2001. As of September 29, 2001, 15 stores had been opened and the Company plans to open 14 more in the fourth quarter of fiscal 2001. The Company's cash requirements related to its retail store initiative are significant and are primarily comprised of leasehold improvements, net of tenant improvement allowances, and initial inventory acquisition costs. The initial cash requirements for opening a new retail store are currently estimated at an average of approximately $0.7 million per store. In addition, at September 29, 2001, the combined future minimum lease payments due under the Company's retail store leases were approximately $102.4 million in aggregate and ranged up to $11.0 million per year.

    The Company expects that the proceeds from its February 2001 stock offering, cash available under its existing credit facilities and cash flows from operations will be sufficient to support the Company's capital and operating needs through 2002. The Company expects to utilize a significant portion of its cash generated from operations in fiscal 2001 to fund its planned retail store rollout. The Company believes that if the current trend of its business continues, it will have generated sufficient cash from operations by the end of fiscal 2001 to finance all 29 new retail stores opened during fiscal 2001 from operating cash flows. In addition, the Company expects its total debt balance at December 29, 2001 to be approximately $4.0 million less than at December 30, 2000.

Recent Accounting Standards

    In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." This pronouncement modifies the rules for accounting for the impairment or disposal of long-lived assets. The new rules will become effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company has not yet determined the impact, if any, of implementing SFAS 144 on the Company's consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

    The Company's objective in managing its long-term exposure to interest rate changes and foreign currency rate changes is to limit the material impact of the changes on cash flows and earnings and to lower its overall borrowing costs. To achieve its objectives, the Company periodically identifies these risks and manages them through its regular operating and financing activities, including periodic refinancing of debt obligations to increase availability while minimizing financing costs and considering fixed and variable rate debt positions. The Company does not currently use derivative financial instruments or enter into foreign currency denominated contracts. Management has calculated the effect of a 10% change in interest rates over a month and determined the effect to be immaterial. Management does not foresee or expect any significant changes in the management of foreign currency or interest rate exposures or in the strategies it employs to manage such exposures in the near future.

PART II—OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(1)  Exhibits

Certificate of Incorporation and By-Laws

3.1	Restated Certificate of Incorporation of the Company (included as Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 25, 1993, File No. 0-22480, and incorporated herein by reference)
3.2	Certificate of Amendment of Restated Certificate of Incorporation of the Company, dated June 1, 1999 (included as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 26, 1999, File No. 0-22480, and incorporated herein by reference)
3.3	Certificate of Amendment of Restated Certificate of Incorporation of the Company, dated June 5, 2001 (included as Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, File No. 0-22480, and incorporated herein by reference)
3.4	By-Laws of the Company, as amended (included as Exhibit 99.1 to the Company's Current Report on Form 8-K filed November 24, 1999, File No. 0-22480, and incorporated herein by reference)

Material Contracts

10.1	First Amendment to Fifth Amended and Restated Loan Agreement, dated August 28, 2001, between the Company and Citizens Bank of Massachusetts, individually and as agent for the other lenders party to such agreement, HSBC Bank USA and Bank of New Hampshire, N.A.

(2)  Reports on Form 8-K

The Company filed the following reports on Form 8-K during the quarter ended September 29, 2001:

On July 17, 2001, the Company filed a report on Form 8-K relating to its new $50,000,000 revolving credit facility.

On July 31, 2001, the Company filed a report on Form 8-K relating to its earnings for the fiscal quarter ended June 30, 2001.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE J. JILL GROUP, INC.
Dated: November 9, 2001	By:	/s/ OLGA L. CONLEY Olga L. Conley Authorized Officer President—Corporate Services, Chief Financial Officer and Treasurer (Principal Financial Officer)
Dated: November 9, 2001	By:	/s/ PETER J. TULP Peter J. Tulp Authorized Officer Vice President—Finance and Corporate Controller (Principal Accounting Officer)

THE J. JILL GROUP, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 29, 2001

EXHIBIT INDEX

Material Contracts

10.1	First Amendment to Fifth Amended and Restated Loan Agreement, dated August 28, 2001, between the Company and Citizens Bank of Massachusetts, individually and as agent for the other lenders party to such agreement, HSBC Bank USA and Bank of New Hampshire, N.A.

QuickLinks

THE J. JILL GROUP, INC. INDEX TO QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 29, 2001
THE J. JILL GROUP, INC. CONSOLIDATED BALANCE SHEETS (in thousands) (unaudited)
THE J. JILL GROUP, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data) (unaudited)
THE J. JILL GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)
THE J. JILL GROUP, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
PART II—OTHER INFORMATION
SIGNATURES
THE J. JILL GROUP, INC. FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 29, 2001 EXHIBIT INDEX