Form 10-K405
period 2001-12-31
J JILL GROUP INC
filed 2002-03-28
CIK 910721

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 29, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-22480

The J. Jill Group, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	04-2973769 (I.R.S. Employer Identification No.)
4 Batterymarch Park, Quincy, MA (Address of Principal Executive Offices)	02169 (Zip Code)

Registrant's telephone number, including area code: (617) 376-4300

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class

Common Stock, $0.01 par value

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        As of March 1, 2002, the aggregate market value of common stock held by non-affiliates of the Registrant was $285,036,878 based on the closing price ($23.71 per share) for the common stock as reported on The NASDAQ Stock Market on March 1, 2002.

        Shares outstanding of the Registrant's common stock at March 1, 2002: 12,398,568

DOCUMENTS INCORPORATED BY REFERENCE

        Certain portions of the Proxy Statement for the Annual Meeting of Stockholders of The J. Jill Group, Inc. to be held on May 31, 2002, which will be filed with the Securities and Exchange Commission within 120 days after December 29, 2001, are incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

THE J. JILL GROUP, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 29, 2001

PART I

Item 1. Business

The Company

        The J. Jill Group, Inc. (together with its wholly owned consolidated subsidiaries, the "Company" or the "J. Jill Group"), is a specialty retailer of high quality women's apparel, accessories and footwear that markets its products through its catalogs, retail stores and e-commerce website. The Company currently has two reportable business segments, direct and retail. Each segment is separately managed and utilizes distinct distribution, marketing and inventory management strategies. The direct segment markets merchandise through catalogs and an e-commerce website. The retail segment markets merchandise through retail stores.

The J. Jill Brand

        The J. Jill brand is characterized by the comfortable, versatile, unstructured styling of its merchandise offerings. Emphasizing natural fibers, neutral, muted color palettes and unique details, J. Jill merchandise ranges from relaxed career wear to sophisticated casual weekend wear. Virtually all of the Company's merchandise is private label (that is, sold under the J. Jill brand name). The Company's in-house product development team designs most of the Company's private label offerings and most styles are not available in other catalogs or retail stores. The Company seeks to reinforce the brand identity it creates with its merchandise offerings by consistently using distinctive creative elements in its catalogs and retail stores and on its website. J. Jill's target customers are active, affluent women age 35 to 55.

Business Strategy

        The J. Jill Group's objective is to build the J. Jill brand into a premier national brand. The Company believes that its multi-channel distribution philosophy is key to its ability to achieve this objective, and that the combination of "mail, mall and web" is the most powerful formula in specialty retailing today.    The Company has strived to establish the operating infrastructure necessary to support its objective of becoming a powerful lifestyle brand. The Company believes that it has been successful in laying the foundation for significant growth opportunities in the future.

Direct—Catalog and E-commerce

        Historically, the Company, through its catalogs, has sought to combine the personal experience of shopping at an upscale specialty retailer with the ease and convenience of shopping at home by offering an edited assortment of high quality products in vibrant, easy-to-read catalogs. Like the J. Jill catalog, the Company's website, jjill.com, reflects the J. Jill lifestyle imagery. Using customer friendly interactive features, jjill.com is easy to navigate. All current J. Jill catalog merchandise is accessible for viewing and available for purchase at jjill.com. Customers can use jjill.com to enter catalog orders, shop online, check order status and check inventory availability. Within the direct segment, the strategy is to emphasize profitability while striving to maintain the size of the business at roughly $200 million in net sales.

        The Company's catalog circulation strategy will continue to be very targeted with an emphasis on optimizing productivity and profitability. The Company expects to continue to prospect for new customers that it believes can be acquired at breakeven or above. The objective is to maintain the number of customers who have placed a catalog or e-commerce order within the previous twelve months ("twelve-month buyers") at approximately one million customers.

        The Company's e-commerce strategy is to expand the utilization of the Company's growing e-mail address file and increase the use of the internet for clearance, outbound e-mailing and catalog ordering. In addition, the Company plans to continue to maintain the sophistication and functionality of its website, to encourage existing customers to use the site and to explore cost-effective ways to direct new customers to the site. The Company expects to continue its affiliate "pay-for-performance" marketing programs which are designed to increase traffic to the Company's website and prospect for new online customers in a cost-effective manner. In fiscal 2001, the Company established the technical infrastructure to handle inbound and outbound customer e-mail services in-house as well as "live chat" with its customer service representatives on the website.

Retail

        The Company expects its future growth to come primarily from its retail channel. At December 29, 2001, the Company had 51 retail stores open and it expects to open 35 to 40 additional retail stores in fiscal 2002. The Company believes there is a total market potential for 300 to 500 of its retail stores throughout the United States. At December 29, 2001, the Company had retail stores located in 25 states. In fiscal 2001, the Company modified its retail expansion strategy slightly in order to enhance the efficiency of its retail stores by moderately decreasing the target size of its new retail stores. In the future, the Company will be targeting locations that are approximately 4,500 square feet in size as compared to its original target of 5,000 square feet. In addition, the Company has begun to put a Petite Department in its retail stores. The Company currently has a Petite Department in 25 of its retail stores and plans to have one in 40 of its retail stores by the fall of 2002. By concentrating petite sizes in one area of the store, rather than scattering them throughout the store, the Company's retail stores have experienced significantly better productivity from their petite offerings.

Merchandising and Product Development

        The Company's merchandising and product development strategy is to offer a collection of private label, trend-relevant, unique, sophisticated casual lifestyle clothing and complementary accessories and footwear that will appeal to the Company's target customer. The Company's in-house product development team designs virtually all of the Company's apparel offerings. The in-house product development team works in conjunction with the merchandising team to create apparel offerings that take into account historical sales trends, perceived current and future fashion trends and customer feedback. The Company's product development team controls most aspects of the apparel design process, including choices of fabric, yarn, colors and design details. Private label apparel is manufactured to the Company's detailed specifications by foreign and domestic vendors. The Company's accessories are designed exclusively for the Company by third-party vendors with input from the Company. The third-party brand name products that the Company offers are mainly footwear and are selected primarily from the regular offerings of the Company's vendors.

        The Company's product development objective is to create coordinated "collections" of apparel, accessories and footwear that emphasize a particular theme and offer products with similar color palettes, fabrics and styling elements. The direct and retail merchandising departments select merchandise from these collections that will be offered in their respective channels. These collections are presented in the Company's catalogs in coordinated "spreads" that intend to capture the essence of the particular theme. In retail, coordinating styles and colors are grouped together in order to present a theme-based collection to the customer. Most of the Company's apparel offerings are available for purchase through all three channels of distribution. In fiscal 2001, approximately 8% of the Company's apparel styles were unique to its retail stores and were not offered in the Company's catalogs or on its e-commerce website.

        In addition to offering regular sizes 4 to 20, the Company offers a broad assortment of apparel in petite, tall and large sizes in the same styles as its regular size offerings. The Company believes that it has particular expertise in scaling fashionable regular size merchandise to be attractively worn by extended size customers and that these hard-to-fit customers currently have few attractive catalog or retail shopping alternatives. In fiscal 2001, approximately 62% of the Company's direct channel apparel styles were also offered in extended sizes.

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

        Conceptual planning for each selling season begins approximately nine months in advance of the beginning of the season. Early in the process, the direct and retail inventory control and marketing groups meet with the Company's merchandising team to present key strategies and opportunities for specific merchandise items. The inventory control groups then apply inventory coverage models, tailored to their respective channels of distribution, to plan inventory levels, taking into account projected sales and returns, the impact of being out of stock and the ease of reordering. Preliminary commitments with the Company's private label merchandise vendors typically are made five to seven months in advance of planned receipt date. To the extent feasible, the Company seeks to retain flexibility in these commitments in order to be able to react to market and sales trends. Initial merchandise commitments for branded merchandise typically are made four to six months before planned receipt date.

        Inventory deliveries are received at the Company's operations, fulfillment and distribution center in Tilton, New Hampshire (the "Tilton facility"). In the direct channel, initial inventory deliveries are scheduled to be received two to three weeks prior to the planned offering date. This timing is critical to the Company's ability to immediately fulfill customer orders on these catalogs. Reorders are received periodically throughout the year and are meant to replenish fast-selling items and fulfill backorders. In the retail channel, merchandise is delivered to the Tilton facility, received, allocated, repackaged as necessary and shipped to stores. The Company's goal is to minimize the time it takes to complete this process by scheduling retail inventory deliveries as close to need as possible. Inventory is sent to the stores from the Tilton facility based on store allocations made using the Company's inventory allocation systems that provide weeks-of-supply and other relevant data.

        The Company continually monitors its overstock levels and attempts to minimize overstocks through a variety of promotional efforts including telemarketing to customers at the time they place their orders, periodic value-priced offerings in its full-price catalogs, seasonal sales catalogs, package inserts, retail store promotions and e-commerce offerings. The Company also sells excess inventory through its outlet stores, e-commerce website and to inventory liquidators. The Company's outlet stores are run solely for the purpose of liquidating direct overstocks. The Company is currently considering the benefits of opening an outlet for the liquidation of its retail overstocks.

        The Company sells both domestically produced and imported merchandise, which it purchases in the open market. In fiscal 2001 the Company purchased merchandise from 152 vendors. In fiscal 2001 the Company purchased approximately 64% of its merchandise directly from foreign vendors and buying agents, which were primarily located in Hong Kong and China. In addition, goods purchased by the Company from domestic vendors may be sourced abroad by such vendors. The Company believes that its combined foreign purchases, including direct purchases and indirect purchases through domestic vendors, totaled approximately 82% of its total purchases during fiscal 2001. During fiscal 2001 the Company did not purchase more than 10% of its inventory directly from any one vendor. However, it did purchase approximately 35% of its inventory through one buying agent. The Company expects that it will continue to purchase significant amounts of merchandise from foreign sources in the future. The Company seeks to establish long-term relationships with its merchandise vendors and works closely with them to ensure high standards of merchandise quality.

Creative Presentation and Store Design

        The objective of the Company's creative approach is to capture and communicate the lifestyle element of the J. Jill brand. In the Company's catalogs and on its e-commerce website, this is done through photography and text designed to forge an emotional bond between the customer and the J. Jill brand. The Company attempts to provide its customers with a peaceful, relaxing and natural experience through its photographic style. In the Company's catalogs, outdoor backgrounds are chosen to reinforce the brand positioning towards natural fibers and neutral color palettes. Models are chosen that reflect the imperfect beauty that a 35 to 55-year-old woman can relate to—more like ordinary people than professional models. Covers, opening spreads and full-page photos utilize lifestyle photography as opposed to traditional product shots. The Company's catalogs are also designed to enhance customer convenience through easy-to-read layouts and coordinated merchandise placement.

        In its retail stores, the Company seeks to reinforce the creative and sensory attachment it has established with its customers while continuing to significantly differentiate the J. Jill brand from the competition. The Company's store design creates an inviting feeling of texture, comfort and warmth. A comforting home-like atmosphere is created with ambient lighting from wall sconces, chandeliers and table lamps. In addition, the Company's stores include an entry area, eight to twelve feet in depth, to establish a comfort zone between the mall and the store interior. The Company's retail stores include a fountain designed to appeal to both the visual and auditory senses of the Company's customers. Organic materials such as quarry stone, bamboo and mahogany are used in floorings, tables and facades to reinforce the unique and natural elements indicative of the J. Jill brand.

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

Store Openings

        In general, the Company intends to locate its stores in upscale malls and lifestyle centers throughout the United States. As part of its real estate selection strategy, the Company evaluates each potential retail store location based on mall productivity, location within the mall, complimentary tenant mix, geographic concentration of J. Jill customers and overall deal economics. The Company uses the expertise of a third-party to identify potential locations for its stores and to assist in the negotiation of its retail store leases. It generally takes seven to nine weeks to construct one of the Company's retail stores. The Company has an arrangement with another third-party to coordinate the build-out of its stores and to interface directly with contractors, subcontractors and landlords during the construction period. The Company utilizes a cross-functional in-house team experienced in new store openings to ensure that the stores' information systems and initial merchandise set-up are completed and store management and staff are hired in time for the store opening.

Customer Database Management

        At December 29, 2001, the Company's catalog customer database contained approximately 2.9 million individual customer names, including approximately 1.0 million twelve-month buyers. The Company estimates that approximately 76% of these twelve-month buyers have made multiple purchases from the

Company. The J. Jill Group maintains detailed information on each of its catalog customers, including demographic data and purchase history. The database is generally updated every six weeks. To determine which of its customers will receive a particular catalog mailing, the Company analyzes this information using sophisticated statistical modeling techniques. The Company's customer database is maintained off-site by a service bureau, which sorts and processes the information in accordance with instructions from the Company. The Company's agreement with the service bureau requires the service bureau to safeguard the confidentiality of the Company's database.

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

        At December 29, 2001, the Company's e-mail customer database contained approximately 740,000 customer e-mail addresses. The Company utilizes these addresses to, among other things, notify its customers about sales events prior to the catalog mailing and to communicate information about their order.

Customer Service

        The J. Jill Group believes that an emphasis on superior customer service is critical to its ability to expand its customer base and build customer loyalty. At December 29, 2001, the Company employed 308 contact center representatives. Customer orders are taken 24 hours a day, 365 days a year, primarily by the Company's contact center representatives at the Tilton facility. During unusually high sales volume periods, as well as during very light sales volume hours, the Company accepts orders through a third-party contact center service. The Company also accepts orders via its e-commerce website, by mail or by facsimile. Customer orders received via the e-commerce website are interfaced directly into the Company's data processing system. All other orders are input into the Company's on-line data processing system, which provides, among other things, customer historical information, merchandise availability, product specifications, available substitutes and accessories and expected shipment date. The Company trains its contact center representatives to be knowledgeable in merchandise specifications and features. These representatives have ready access to samples of the current season's merchandise assortment, which enables them to answer detailed merchandise inquiries from customers promptly.

        The Company's customer service strategy at its retail stores is largely dependent on the competence, friendliness and helpfulness of the store's sales staff. The Company emphasizes these qualities when recruiting for each of its retail store locations. In addition, each of the Company's retail stores offers the services of a concierge desk. Through the concierge desk, petite, tall and large size clothing that may not typically be available in the store, as well as out of stock items, can be ordered directly from the Company's Tilton facility and shipped to the customer's home.

        The J. Jill Group offers an unconditional merchandise guarantee. If a customer is not completely satisfied with any item for any reason, the customer may return it for an exchange or a full refund. To simplify the return process for its catalog and e-commerce customers, the Company includes a self-addressed return label with every catalog and e-commerce package, which customers can use to return any item to the Company through the United States Postal Service without paying postage fees in advance. Management believes that the Company's return rates are consistent with industry standards for comparable merchandise. Returns experience for both the direct and retail channels is closely monitored to identify any product quality or fit issues. Returned merchandise is inspected carefully and, unless damaged, is cleaned, repackaged if necessary and returned to inventory. Approximately 94% of customer returns are recycled into inventory.

Order Fulfillment and Retail Distribution

        The J. Jill Group believes that the prompt delivery of merchandise purchased through the Company's catalogs or e-commerce website promotes customer loyalty and repeat buying. To achieve this goal, the Company uses an integrated picking, packing and shipping system. The system monitors the in-stock status of each item ordered, processes the order and generates all related packing and shipping materials, taking into account the location of items within the Tilton facility. The Company's catalog and e-commerce customers normally receive their orders within two to four business days after shipping, although customers may request overnight delivery for an extra charge.

        The Tilton facility currently provides approximately 522,000 square feet of space dedicated to catalog and e-commerce order fulfillment and retail store distribution. Approximately 149,000 square feet of the Company's Tilton facility is currently used solely for retail store distribution. The Company recently invested $0.7 million in order to modify its Tilton facility layout to better accommodate its retail distribution needs. With this modification, the Company expects to be able to support the distribution requirements for up to 160 retail stores. The Company believes that further distribution capacity will be needed in 2004.

Private Label Credit Card

        As part of its customer retention program and brand building strategy, the J. Jill Group offers its own private label credit card. The credit card program is currently administered by a fee-based outside vendor who bears the credit risk associated with the credit card without recourse to the Company. The J. Jill credit card can be used to purchase J. Jill merchandise through any of the Company's distribution channels. The Company believes that this credit card reinforces the Company's relationship with existing customers and promotes additional purchases by these customers. In fiscal 2001, approximately 19% of net sales were attributable to purchases made using the Company's private label credit card. At December 29, 2001, there were approximately 307,000 holders of the Company's private label credit card.

        In the summer of fiscal 2001 the Company launched "Take 5," a customer loyalty program, throughout all of its retail stores. The program utilizes the J. Jill credit card and entitles a retail customer to a 10% discount on her first purchase with the J. Jill credit card and a 5% discount on any purchases made with the card thereafter. Using the J. Jill credit card as the loyalty program's centerpiece is important from several perspectives. First, the Company's credit card customers are extremely productive. Second, by utilizing the existing J. Jill credit card database the Company can begin to capture information about its retail only customers, which will help the Company to enhance its future retail business. Finally, the 5% discount is offset somewhat by lower credit card processing fees on the J. Jill card versus all other accepted credit cards. In the first five months of the program, 46,000 customers were enrolled. The Company anticipates that "Take 5" will have approximately 200,000 members by the end of fiscal 2002.

Information Systems and Technology

        The Company is committed to making ongoing investments in its information systems to increase operating efficiency, provide superior customer service and support its anticipated growth. The Company believes that the ability to capture and analyze operational and financial data and relevant information about its customers and their purchasing history is critical to its success. The Company has made, and continues to make, significant investments in systems to support order taking and customer service, fulfillment, marketing, merchandising, inventory management, the Company's retail store initiative, financial control and reporting and forecasting. In addition to its in-house data processing and information systems resources, the Company also uses several outside vendors for key services such as list processing and credit card administration and approval.

Competition

        The market for the Company's merchandise is highly competitive. The Company competes with other direct marketers, specialty apparel and accessory retailers and traditional department store retailers. Many of the Company's competitors are larger and have greater financial, marketing and other resources. The J. Jill Group believes that it competes principally on the basis of the lifestyle element of the J. Jill brand, which is enhanced by the Company's unique private label merchandise assortment and distinctive creative approach. The Company also believes that its multiple distribution channel strategy further increases its ability to compete by allowing the Company to reach a broader audience, introduce its lifestyle concept to untapped markets and build J. Jill into a premier national brand. Additionally, the Company believes that the apparel industry lacks a focus on the mature 35 to 55-year-old woman, J. Jill's target customer. The Company believes that it is well positioned to meet this customer's needs and, therefore, to capture an increased share of the business in this underserved market.

Employees

        As of March 1, 2002, the Company employed 1,737 individuals, of whom 1,293 were full-time (those employees scheduled to work 30 hours or more per week). None of the Company's employees are represented by a union. The Company considers its employee relations to be good.

Trademarks and Service Marks

        The Company has registered various trademarks and service marks with the United States Patent and Trademark Office, including J. Jill.

Item 1A. Risk Factors

The Company's retail store initiative may be unsuccessful, and its retail business is subject to a number of uncertainties.

        The Company's current growth strategy is based primarily on its retail store initiative. At the present time, the Company is devoting significant financial resources and operational efforts to the opening and operation of its retail stores. Through the end of fiscal 2001, the Company had 51 retail stores. During fiscal 2002, the Company plans to continue its retail store growth strategy, opening an additional 35 to 40 retail stores. The operation of retail stores presents a number of risks and challenges not present in the Company's catalog operations, including the following:

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

  •
  New stores may operate for a period of time before becoming profitable. During this start-up period the costs associated with new stores will have a negative impact on earnings; and

  •
  The Company's retail store initiative is likely to require it to expand its operations, fulfillment and distribution center in Tilton, New Hampshire, or to lease or acquire other warehouse and distribution facilities.

        The Company has limited experience in operating retail stores and may not be able to successfully address the risks that they entail. There can be no assurance that the retail store initiative will be successful, and if it is not, the Company's business and financial condition would be adversely affected. In addition, continued growth could result in a strain on the Company's management, financial, merchandising, marketing, distribution and other resources. The Company cannot assure that it will be able to manage growth effectively.

The Company's direct business is subject to a number of uncertainties.

        The Company's direct business presents a number of risks and uncertainties, including the following:

  •
  In fiscal 2001, approximately 30% of the Company's twelve-month buyers lived within 15 miles of one of the Company's retail stores. Competition from the Company's retail stores may result in fewer catalog orders in these areas;

  •
  The Company's ability to sustain its catalog business is largely dependent on its ability to acquire and retain customers. The Company believes that the availability of new customer names decreased during fiscal 2001. If this trend continues, the Company may not be able to acquire new customers at breakeven or above or at a rate sufficient to sustain the Company's twelve-month buyer goal of approximately one million customers;

  •
  United States Postal Service rates are expected to increase significantly in 2002. This will increase the cost of mailing and may result in lower profits for the Company's direct business;

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

  •
  The operation of the Company's direct business is also dependent on the Company's ability to maintain the efficient and uninterrupted operation of its order taking and fulfillment operations and its e-commerce website. Disruptions or slowdowns in these areas could include those resulting from disruptions in telephone service or electrical outages, inadequate system capacity, human error or accidents, fire, natural disasters or adverse weather conditions and lack of labor availability. These problems could result in a reduction in net sales as well as increased administrative and order processing costs;

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

        The Company's future success depends on its ability to anticipate fashion trends and interpret them for its target market. The Company begins to make merchandise commitments as early as nine months before the merchandise is available to customers. The Company can provide no assurance that it will be able to identify and offer merchandise that appeals to its customer base or that any introduction of new merchandise categories will be successful or profitable. The Company's failure to anticipate fashion trends or to interpret them in a manner acceptable to its target customers could impact its profitability by creating a need for the Company to sell its merchandise at markdown prices.

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

        The Company is in a highly competitive business. The Company's retail initiative has exposed it to additional competitors. Many of the Company's competitors are larger and have greater financial, marketing and other resources than it does, and the Company can provide no assurance that it will be able to compete successfully with them in the future.

The Company's sales tax collection policy may expose it to certain risks.

        The Company's retail store subsidiary currently collects sales tax on its store sales. The Company's direct marketing subsidiary currently collects sales tax on its catalog and e-commerce sales only in Massachusetts. Many states have attempted to require that out-of-state direct marketers and e-commerce retailers collect sales taxes on sales of products shipped to their residents, but the legality of the imposition of such taxes is unsettled. The Company's retail store initiative has increased the risk that states where its retail stores are located may attempt to require it to collect sales tax on its catalog and e-commerce sales to customers in these states. Although the Company believes that it has collected sales tax where it is required to do so under existing law, state tax authorities may disagree and the Company could be subject to assessments for uncollected sales taxes, as well as demands for prospective collection of such taxes. Additionally, if Congress enacts legislation permitting states to impose sales tax collection obligations on out-of-state catalog or e-commerce businesses, or if the Company is otherwise required to collect additional sales taxes, such tax collection obligations may negatively affect customer response and could have a material adverse effect on the Company's financial position, results of operations and cash flows.

A major failure of the Company's information systems could harm its business.

        The Company depends on information systems to operate its e-commerce website, process orders, respond to customer inquiries, manage inventory, purchase, sell and ship goods on a timely basis and maintain cost-efficient operations. Any material disruption or slowdown of the Company's systems could cause orders to be lost or delayed and could damage the Company's reputation with its customers or cause its customers to cancel orders. The Company may experience operational problems with its information systems as a result of system failures, viruses, computer "hackers" or other causes. The Company cannot assure that its systems will be adequate to support future growth.

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

        The Company's current expense levels are based in part on expectations of future net sales and, as a result, net income for a given period could be disproportionately affected by any reduction in net sales for that period. In addition, the Company expects its retail store business to be seasonal, unlike its direct business.

        As a result of all of these factors, the Company believes that period-to-period comparisons of its historical and future results will not necessarily be meaningful and should not be relied on as an indication of future performance.

Talented personnel are critical to the Company's success.

        The Company's success depends to a significant extent upon its ability to retain key personnel, particularly Gordon R. Cooke, President and Chief Executive Officer and the Chairman of the Company's Board of Directors, and to continue to attract talented new personnel. The loss of the services of Mr. Cooke or one or more of the Company's current key employees, or the Company's failure to attract talented new employees, could have a material adverse effect on the Company's business. The Company does not have employment contracts with any members of its senior management that would prohibit them from competing with the Company following the termination of their employment. The Company does not maintain "key man" life insurance on the lives of any members of its senior management.

The Company's overseas merchandise purchasing strategy makes it vulnerable to a number of risks.

        The Company purchases a significant portion of its merchandise either directly from foreign suppliers or through foreign buying agents, and it expects that it will continue to purchase merchandise from foreign suppliers and through foreign buying agents in the future. In recent periods, these foreign suppliers have been primarily located in Southeast Asia. In addition, the Company believes that its domestic suppliers purchase a portion of their merchandise from foreign suppliers. Accordingly, the Company's operations are subject to the normal risks and burdens of purchasing merchandise abroad, including:

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

  •
  credit card processing companies and

  •
  the Company's overflow call center.

        Any interruptions or delays in these services could materially and adversely affect the Company's business and financial condition. Although the Company believes that, in general, the goods and services it obtains from third parties could be purchased from other sources, identifying and obtaining substitute goods and services could result in delays and increased costs. The Company does not maintain supply contracts with any of its private label or other merchandise vendors. Rather, it acquires merchandise via purchase orders that terminate upon completion of the order. If any significant merchandise vendor were to suddenly discontinue its relationship with the Company, the Company could experience temporary delivery delays until a substitute supplier could be found.

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

        Provisions of the Company's Certificate of Incorporation and By-Laws and of the Delaware General Corporation Law may make it more difficult for a third-party to acquire the Company, even if doing so would allow the Company's stockholders to receive a premium over the prevailing market price of the Company's common stock. Those provisions of the Certificate of Incorporation and By-Laws and of Delaware law are intended to encourage potential acquirers to negotiate with the Company and allow the Company's Board of Directors the opportunity to consider alternative proposals in the interest of maximizing stockholder value. However, those provisions may also discourage acquisition proposals or delay or prevent a change in control, which could negatively affect the Company's stock price.

Item 2. Properties

        The following table sets forth certain information relating to the Company's facilities at December 29, 2001:

Location	Square Footage		Function	Type of Interest (1)	Lease Termination
Tilton, NH (approx. 360 acres)	557,000	(2)	Operations, Fulfillment & Distribution Center	Owned	—
Quincy, MA	67,000		Corporate Offices	Leased	12/31/09
51 Retail stores throughout the United States	4,000-6,000		Retail store space	Leased	01/31/10–04/30/13
3 Outlet stores throughout the Northeastern United States	3,000-4,000		Outlet store space	Leased	06/30/04–06/30/06
(1)
The Tilton operations, fulfillment and distribution center is owned by Birch Pond Realty Corporation, a wholly owned subsidiary of The J. Jill Group, Inc. (See Note D to the accompanying consolidated financial statements.) The retail stores are leased by The Birch Pond Group, Inc., a wholly owned subsidiary of The J. Jill Group, Inc. The outlet stores are leased by J. Jill Direct, Inc., a wholly owned subsidiary of The J. Jill Group, Inc.

(2)
Includes approximately 152,000 square feet of mezzanine space.

        The Company believes that it currently has adequate capacity in its corporate offices and its operations, fulfillment and distribution center to accommodate its planned growth through 2004. The Company plans to expand its distribution capacity in 2004.

        Between December 29, 2001 and March 1, 2002, the Company entered into leases for three additional retail stores, each having lease termination dates in 2012 or 2013. The Company plans to open 35 to 40 retail stores in fiscal 2002. The Company believes there is a total market potential for 300 to 500 of its retail stores throughout the United States.

Item 3. Legal Proceedings

        From time to time, the Company is party to various legal proceedings, primarily arising in the Company's ordinary course of business. The Company believes that the outcome of legal proceedings pending at December 29, 2001, will not have a material impact on its financial position, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders of the Company during the fourth quarter of fiscal 2001.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        The Company's common stock trades on The NASDAQ Stock Market under the symbol "JILL". As of March 1, 2002, the number of holders of record of common stock of the Company was approximately 420.

        The following table sets forth, for the periods indicated, the high and low sales prices for the Company's common stock as reported on The NASDAQ Stock Market:

	High	Low
Fiscal 2001:
Quarter ended December 29, 2001	$22.550	$11.300
Quarter ended September 29, 2001	20.400	10.200
Quarter ended June 30, 2001	23.100	14.200
Quarter ended March 31, 2001	30.500	11.500
Fiscal 2000:
Quarter ended December 30, 2000	18.813	9.625
Quarter ended September 23, 2000	11.000	6.000
Quarter ended June 24, 2000	7.750	3.500
Quarter ended March 25, 2000	$5.250	$2.906

        The Company has never declared or paid any cash dividends on its common stock. The Company currently intends to retain any earnings for use in the operation and expansion of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

Item 6. Selected Consolidated Financial Data

        The selected consolidated financial data of the Company as set forth below has been derived from the Company's consolidated financial statements for the periods indicated and should be read in conjunction with the discussion under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and footnotes.

        The Company's fiscal year ends on the last Saturday in December. The twelve months ended December 29, 2001 was a 52-week fiscal year. The twelve months ended December 30, 2000 ("fiscal 2000") was a 53-week fiscal year. In a 53-week fiscal year, three of the quarters are 13-week periods, and one is a 14-week period. The fourth quarter of fiscal 2000 was a 14-week period. On May 29, 1998, the Company announced a three-for-two stock split to be effected in the form of a stock dividend payable on June 30, 1998 to shareholders of record on June 12, 1998. All share and per share information below has been restated to reflect the effects of the three-for-two stock split.

	Twelve Months Ended
	Dec. 29, 2001	Dec. 30, 2000 (1)	Dec. 25, 1999 (2)	Dec. 26, 1998	Dec. 27, 1997
		(53 weeks)
	(in thousands except per share and selected operating data)
Consolidated Statement of Operations Data:
Net sales	$287,043	$246,309	$250,281	$218,730	$135,533
Income (loss) before taxes	22,664	22,019	(1,084)	13,774	6,392
Net income (loss)	13,145	12,759	(684)	8,402	3,899
Net income (loss) per share (diluted)	$1.05	$1.23	$(0.07)	$0.81	$0.48
Weighted average shares outstanding (diluted)	12,465	10,388	9,879	10,378	8,073
Consolidated Balance Sheet Data:
Total assets	$179,977	$130,137	$101,359	$115,492	$75,381
Working capital	54,345	23,316	23,553	10,191	32,835
Long-term debt, less current portion	15,590	17,375	19,098	9,900	8,346
Stockholders' equity	$112,937	$69,242	$55,862	$53,596	$43,142
Selected Operating Data (3):
Direct
Circulation (4)
Catalogs (in thousands)	62,000	65,000	76,700	54,500	27,000
Square inches (in millions)	407,400	424,600	520,000	337,400	143,400
Twelve-month buyers (5)	1,017,000	991,000	1,043,000	833,000	426,000
Customer e-mail addresses	740,000	501,000	62,000	—	—
Retail (6)
Stores open
Beginning of period	22	2	—	—	—
End of period	51	22	2	—	—
Store weeks in operation (7)	1,684	444	9	—	—
Total Company
J. Jill private label credit card holders	307,000	196,000	146,000	99,000	66,000
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

(2)
During the twelve-month period ended December 25, 1999, the Company recorded charges totaling $5,987,000, primarily associated with its decision to discontinue its Nicole Summers catalog concept. See Note L to the accompanying consolidated financial statements.

(3)
All selected operating data exclude data related to the discontinued Nicole Summers catalog concept.

(4)
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

(5)
As used throughout this Form 10-K, the term "twelve-month buyers" means customers who have placed a catalog or e-commerce order with the Company within the previous twelve months.

(6)
Retail information relates to the Company's retail stores only and does not include data for the Company's catalog outlet stores.

(7)
The number of store weeks in operation refers to the sum of the number of weeks that each retail store was in operation during the period.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        This Form 10-K, including the following discussion, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, the words "projected," "anticipated," "planned," "expected" and similar expressions are intended to identify forward-looking statements. In particular, statements regarding future financial targets or trends are forward-looking statements. Forward-looking statements are not guarantees of the Company's future financial performance, and undue reliance should not be placed on them. The Company's actual results, performance or achievements may differ significantly from the results discussed in or implied by the forward-looking statement. Factors that might cause such a difference include, but are not limited to, the following: the continued success or possible future failure of the retail store initiative; the ability of the Company to effectively manage its operations and growth in a multiple distribution channel environment; significant changes in customer acceptance of the Company's product offerings; changes in competition in the apparel industry; changes in consumer spending, fashion trends and consumer preferences; changes in, or the failure to comply with, federal and state tax and other government regulations; the customary risks of purchasing merchandise abroad, including longer lead times, higher initial purchase commitments and foreign currency fluctuations; possible future increases in expenses and labor and employee benefit costs; the ability of the Company to attract and retain qualified personnel; business abilities and judgment of management; the existence or absence of brand awareness; the existence or absence of publicity, advertising and promotional efforts; the success or failure of operating initiatives; the mix of the Company's sales between full price and liquidation merchandise; general economic and business conditions and other factors. See also Item 1A, "Risk Factors." The Company disclaims any intent or obligation to update any forward-looking statements.

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

        The Company's fiscal year ends on the last Saturday in December. The twelve months ended December 29, 2001 ("fiscal 2001") was a 52-week fiscal year. The twelve months ended December 30, 2000 ("fiscal 2000") was a 53-week fiscal year. In a 53-week fiscal year, three of the quarters are 13-week periods, and one is a 14-week period. The fourth quarter of fiscal 2000 was a 14-week period.

        Net sales for fiscal 2001 increased by 16.5% to $287.0 million from $246.3 million in fiscal 2000. Income before interest, taxes and cumulative effect ("operating income") for fiscal 2001 was $23.5 million or 8.2% of net sales compared to $23.4 million or 9.5% of net sales in the prior year. Net income for fiscal 2001 was $13.1 million or $1.05 per diluted share compared to $12.8 million or $1.23 per diluted share in fiscal 2000.

Significant Event

        During the twelve months ended December 25, 1999 ("fiscal 1999"), the Company recorded charges totaling $6.0 million primarily associated with its decision to discontinue its Nicole Summers catalog concept. These charges included a $3.6 million special charge shown separately on the accompanying consolidated statement of operations and a $2.4 million inventory markdown charge included in cost of products and merchandising. The $3.6 million special charge was comprised primarily of asset impairments, lease commitment costs, severance costs and other costs related to the discontinuance of Nicole Summers. The inventory markdown charge includes a write-down of inventory to the lower of cost or market as well as costs to exit certain inventory purchase commitments made in the ordinary course of business.

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

Results of Operations

        The following table presents the Company's consolidated statements of operations expressed as a percentage of net sales:

	Twelve Months Ended
	December 29, 2001	December 30, 2000	December 25, 1999
Net sales	100.0%	100.0%	100.0%
Cost of products and merchandising (1)	65.8	65.4	68.7

Gross margin	34.2	34.6	31.3
Selling, general and administrative expenses	26.0	25.1	29.6
Special charge	—	—	1.5

Income before interest, taxes and cumulative effect	8.2	9.5	0.2
Interest, net	0.3	0.6	0.6

Income (loss) before taxes and cumulative effect	7.9	8.9	(0.4)
Income tax provision (benefit)	3.3	3.7	(0.1)

Income (loss) before cumulative effect	4.6	5.2	(0.3)
Cumulative effect of accounting change, net of tax	—	—	—

Net income (loss)	4.6%	5.2%	(0.3)%

(1)
Cost of products and merchandising for fiscal 1999 includes markdowns associated with the discontinuance of Nicole Summers, which represent 0.9% of net sales.

        The following table summarizes net sales by segment for fiscal 2001, fiscal 2000 and fiscal 1999 (in thousands):

	Twelve Months Ended
	December 29, 2001	December 30, 2000	December 25, 1999
	(53 weeks)
Direct
J. Jill	$212,187	$217,920	$217,530
Nicole Summers	17	1,524	33,724

Total Direct	212,204	219,444	251,254
Retail	76,223	28,308	954
Other (1)	(1,384)	(1,443)	(1,927)

Total net sales	$287,043	$246,309	$250,281

(1)
Other represents certain sales allowances not specifically attributable to the direct or retail business segments.

Comparison of Fiscal 2001 to Fiscal 2000

        Net sales increased by $40.7 million, or 16.5%, to $287.0 million in fiscal 2001 from $246.3 million in fiscal 2000. This increase in net sales was achieved despite a very difficult macroeconomic environment in fiscal 2001. Net sales growth from the Company's retail segment was partially offset by slightly lower sales from the Company's direct segment. During fiscal 2001, retail segment net sales grew by 169.3% to $76.2 million from $28.3 million in fiscal 2000. During fiscal 2001, the Company opened 29 retail stores and at December 29, 2001 had 51 retail stores open compared to 22 at December 30, 2000. Within the direct segment, J. Jill net sales and catalog circulation decreased by approximately 2.6% and 4.6% respectively, as compared to fiscal 2000. This decrease in direct segment net sales was largely a result of there being an extra week of sales in fiscal 2000. E-commerce net sales represented 24.9% of total direct segment net sales during fiscal 2001 compared to 16.0% during fiscal 2000.

        Gross margin represents net sales less cost of products and merchandising. Cost of products and merchandising consists primarily of merchandise development, control and acquisition costs, provisions for markdowns, order processing and customer service costs, distribution facility costs and occupancy costs for the Company's stores. During fiscal 2001, gross margin increased by $12.8 million, or 15.0%, to $98.1 million from $85.3 million in fiscal 2000. As a percentage of net sales, gross margin decreased to 34.2% during fiscal 2001 from 34.6% during fiscal 2000. This decrease in gross margin as a percentage of net sales was primarily attributable to the de-leveraging of retail occupancy and depreciation costs and to the more promotional retail environment in fiscal 2001 as compared to fiscal 2000. This was partially offset by higher initial markups, lower markdown charges associated with better inventory management and the leveraging of certain costs over higher total company net sales.

        Selling, general and administrative expenses consist of costs to produce, print and distribute catalogs, as well as e-commerce website, retail store selling and corporate administrative costs. During fiscal 2001, selling, general and administrative expenses increased by $12.6 million, or 20.4%, to $74.5 million from $61.9 million in fiscal 2000. As a percentage of net sales, selling, general and administrative expenses increased to 26.0% during fiscal 2001 from 25.1% during fiscal 2000. This increase in selling, general and administrative expenses as a percentage of net sales was primarily attributable to the growing impact of the retail segment on the Company's overall results and the current tendency for retail selling costs to be higher as a percentage of net sales than direct selling costs.

        Interest income increased to $0.7 million in fiscal 2001 from $0.3 million in fiscal 2000. This increase in interest income was primarily a consequence of higher cash balances resulting from the Company's stock offering during the first quarter of fiscal 2001. Interest expense decreased to $1.6 million in fiscal 2001 as compared to $1.7 million in fiscal 2000.

Comparison of Fiscal 2000 to Fiscal 1999

        Net sales decreased by $4.0 million, or 1.6%, to $246.3 million during fiscal 2000 from $250.3 million in fiscal 1999. This decrease in net sales resulted primarily from a combination of increased retail segment net sales ($27.4 million) and decreased net sales from the discontinued Nicole Summers catalog concept ($32.2 million). J. Jill catalog circulation decreased 15.3% during fiscal 2000 as compared to fiscal 1999 while customer response rates and average order size increased. E-commerce net sales represented 16.0% of total direct segment net sales during fiscal 2000 compared to 2.3% during fiscal 1999. Retail segment net sales increased by $27.4 million in fiscal 2000 over fiscal 1999's $1.0 million. The Company began opening retail stores during November 1999 and had two stores opened at December 25, 1999, and 22 stores opened at December 30, 2000.

        During fiscal 2000, gross margin increased by $7.0 million, or 8.9%, to $85.3 million from $78.3 million in fiscal 1999. As a percentage of net sales, gross margin increased to 34.6% during fiscal 2000 from 31.3% (32.2% before special markdown charges) during fiscal 1999. This increase in gross margin as a percentage of net sales was primarily the result of productivity improvements in order processing at the Company's operations, fulfillment and distribution center in Tilton, New Hampshire (the "Tilton facility") and the leveraging of certain fixed costs.

        During fiscal 2000, selling, general and administrative expenses decreased by $12.3 million, or 16.5%, to $61.9 million from $74.1 million in fiscal 1999. As a percentage of net sales, selling, general and administrative expenses decreased to 25.1% during fiscal 2000 from 29.6% during fiscal 1999. This decrease in selling, general and administrative expenses as a percentage of net sales was primarily the result of increased catalog productivity, which was partially offset by increased retail selling expenses and increases in general and administrative spending, primarily in the areas of compensation and corporate occupancy.

        Interest income decreased to $0.3 million in fiscal 2000 from $0.4 million in fiscal 1999. Interest expense decreased to $1.7 million in fiscal 2000 as compared to $2.0 million in fiscal 1999.

Income Taxes

        The Company provides for income taxes at an effective tax rate that includes the full federal and state statutory tax rates. The Company's effective tax rates for fiscal 2001, fiscal 2000 and fiscal 1999, were 42.0%, 41.8% and 36.9%, respectively. The increased effective tax rate in fiscal 2001 and fiscal 2000 reflects the effect of the Company doing business in more states with higher tax rates and a higher federal statutory tax rate based on taxable income levels.

Cumulative Effect of Accounting Change

        Effective as of December 26, 1999, the Company changed its revenue recognition policy to be in accordance with the provisions of the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." Under SAB 101, revenue is recognized at time of customer receipt rather than upon shipment of goods to the customer. The cumulative effect of this change for periods prior to fiscal 2000 totaled $65,000, net of taxes of $41,000, and is reflected in the first quarter of fiscal 2000. Had the provisions of SAB 101 been applied to fiscal 1999, the pro forma effect on previously reported net income would have been to increase net income by $137,000, net of taxes of $88,000.

Segment Direct Contribution

        The Company currently has two reportable business segments, direct and retail. Prior to the third quarter of fiscal 2000, the Company aggregated its segments. Segment information for fiscal 2000 and fiscal 1999 has been presented to conform to current year presentation. Results from the Company's catalog outlet stores and the discontinued Nicole Summers catalog are included in the direct segment. Segment reporting is intended to give financial statement users a view of the Company "through the eyes of management." The Company's internal management reporting is the basis for the information disclosed for its business segments.

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

        The following table summarizes direct contribution (deficit) by segment (in thousands):

	Twelve Months Ended
	December 29, 2001	December 30, 2000	December 25, 1999
	(53 weeks)
Direct	$58,351	$59,259	$45,206
Retail	5,437	267	(592)

Total direct contribution	$63,788	$59,526	$44,614

        The direct segment's fiscal 2001 direct contribution decreased by $0.9 million, or 1.5%, compared to fiscal 2000. As a percentage of direct segment net sales, the direct segment's direct contribution increased slightly to 27.5% during fiscal 2001 from 27.0% during fiscal 2000. This increase in direct contribution as a percentage of segment net sales was primarily attributable to higher initial markups and cost control measures taken during fiscal 2001. Partially offsetting these benefits were slightly higher direct segment selling costs as a percentage of segment net sales.

        The retail segment's fiscal 2001 direct contribution increased significantly over fiscal 2000 levels. As a percentage of retail segment net sales, the retail segment's direct contribution increased to 7.1% during fiscal 2001 from 0.9% during fiscal 2000. This increase in direct contribution as a percentage of segment net sales was primarily attributable to higher initial markups and lower markdown charges associated with better inventory management in fiscal 2001 as compared to fiscal 2000. In addition, retail selling costs increased at a slower rate than retail segment net sales. The positive impact of these factors was partially offset by higher retail occupancy and depreciation costs related to new retail stores.

        The direct segment's fiscal 2000 direct contribution increased by $14.1 million, or 31.1%, compared to fiscal 1999. As a percentage of direct segment net sales, the direct segment's direct contribution increased to 27.0% during fiscal 2000 from 18.0% during fiscal 1999. This increase was attributable to improved catalog productivity during fiscal 2000 as compared to fiscal 1999, as selling costs were leveraged over higher sales volume. The retail segment's fiscal 2000 direct contribution was $0.3 million. The retail segment generated a direct deficit during fiscal 1999 of $0.6 million.

Seasonality and Quarterly Fluctuations

        As the Company's retail business becomes a greater portion of its overall business, the Company expects that its business will become more seasonal. The Company's retail store rollout plan is expected to materially impact year-over-year comparisons of the Company's net sales. Also, January is included in the first fiscal quarter for the Company but is included in the fourth fiscal quarter for many other retailers. Because January is a month that traditionally involves significant promotional pricing, this difference needs to be taken into account when making comparisons of the Company's financial performance for interim periods with that of other retailers.

Liquidity and Capital Resources

        The Company's principal working capital needs arise from the need to support costs incurred in advance of revenue generation, primarily inventory acquisition and catalog development, production and mailing costs incurred prior to the beginning of each selling season. The Company has two selling seasons that correspond to the fashion seasons. The spring season begins in January and ends in July. The fall season begins in July and ends in January. The Company's capital investment needs arise from initiatives intended to support the growth of the Company, including the retail store rollout and improvements to the Company's physical and operating infrastructure. During fiscal 2001, the Company funded its working capital and capital investment needs primarily with cash generated from operations. In addition, borrowings under the Company's revolving credit facility and cash from the Company's February 2001 private placement of common stock periodically funded cash flow needs throughout fiscal 2001.

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

        The Company's cash and cash equivalents ("cash") increased by $28.6 million during fiscal 2001 largely as a result of proceeds received from the Company's private placement of common stock in February 2001, as well as $32.9 million generated from operating activities during the year. Approximately $30.2 million was invested in property and equipment, primarily related to retail store construction, and $4.0 million in cash was used to pay down debt. During fiscal 2001, net income before depreciation and amortization, lower inventory balances and additional deferred credits from landlords were the primary sources of cash from operations. The primary use of cash from operations was increases in accounts receivable.

        Cash decreased by $3.9 million during fiscal 2000. This cash, as well as $16.7 million in cash generated from operations, was invested in property and equipment ($22.5 million) primarily related to retail store construction. Other capital expenditures included construction costs related to the Company's new corporate headquarters and investments in information systems primarily to support the retail business. During fiscal 2000, net income before depreciation and amortization, higher accounts payable and accrued expense amounts and additional deferred credits from landlords were the primary sources of cash from operations. The primary use of cash from operations was increases in inventory.

        Cash decreased by $14.5 million during fiscal 1999. This cash, as well as $4.7 million in cash generated from operations and $1.3 million in cash from stock transactions, was used to fund the Company's capital investments ($9.5 million) and to pay down debt ($10.7 million).

        Inventory levels at December 29, 2001 were 15.9% lower than at December 30, 2000, despite a significant increase in the number of retail stores open. This decrease is attributable to better inventory management, which has resulted in fewer overstocks and the receipt of merchandise closer to the time of need than in fiscal 2000.

        Accounts receivable balances at December 29, 2001 were 60.6% higher than at December 30, 2000 primarily as a result of increased receivables associated with the Company's Holiday deferred billing promotion and landlord allowances.

        Deferred credits from landlords relate to the Company's retail store leases. The increase in deferred credits from landlords since December 30, 2000 is primarily related to the 29 retail stores opened since that date.

        The Company's credit facilities at December 29, 2001 consisted of (i) a $50.0 million revolving credit facility (the "Revolving Credit Facility"); (ii) a $12.0 million real estate loan (the "Tilton Facility Loan"); (iii) a $9.5 million equipment loan (the "Equipment Loan"); and (iv) a $1.0 million furniture loan (the "Furniture Loan"). The Company entered into the Revolving Credit Facility on June 29, 2001 to replace its prior revolving credit facility. The Revolving Credit Facility was subsequently amended to, among other things, change the maximum number of new retail store openings allowed under the agreement from 25 per year for fiscal 2001 and fiscal 2002 to 50 for the two-year period with no annual maximum. The

Company is currently negotiating to further increase this maximum for the two-year period. The Revolving Credit Facility is collateralized by substantially all the personal property, both tangible and intangible, of the Company and matures on June 1, 2003. The amount available under the Revolving Credit Facility is reduced by outstanding borrowings and outstanding letters of credit. Outstanding borrowings may not exceed $20.0 million and bear interest at an annual rate equal to the prime lending rate announced by one of the participating banks or the LIBOR lending rate. There were no outstanding borrowings on the Revolving Credit Facility at December 29, 2001. The maximum amount of borrowings on the Revolving Credit Facility during fiscal 2001 was $9.8 million. At December 30, 2000 borrowings under the prior revolving credit facility totaled $2.1 million. Outstanding letters of credit totaled $15.5 million at December 29, 2001 compared to $14.5 million under the prior revolving credit facility at December 30, 2000. Availability under the Revolving Credit Facility at December 29, 2001 was $34.5 million. Outstanding letters of credit do not bear interest. The Company is required to pay a commitment fee of 1/4 of 1% per annum on the unused portion of the Revolving Credit Facility.

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

        The Company's credit facilities contain various lending conditions and covenants including restrictions on permitted liens. Certain credit facilities also require compliance with certain debt service coverage and other financial ratios. The Company was in compliance with the financial covenants associated with its credit facilities as of and for the years ended December 29, 2001 and December 30, 2000. The weighted average interest rate for amounts outstanding under the Company's credit facilities was 7.40%, 7.45% and 7.14% for fiscal 2001, fiscal 2000 and fiscal 1999, respectively.

        At December 29, 2001, the Company had 51 retail stores open and it expects to open 35 to 40 additional stores in fiscal 2002. The cash requirements related to the Company's retail store initiative are significant and are primarily comprised of leasehold improvements, net of tenant improvement allowances, and initial inventory acquisition costs. The initial cash requirements for opening a new retail store are currently estimated at an average of approximately $0.7 million per store. In addition, at December 29, 2001, the combined future minimum lease payments due under the Company's retail store leases were approximately $114.5 million in aggregate and ranged up to $12.6 million per year.

        A summary of the Company's cash requirements related to its outstanding long-term debt and its future minimum lease payments are as follows (in thousands):

	Long-Term Debt	Lease Commitments	Total Debt and Lease Payments
Fiscal 2002	$1,755	$12,706	$14,461
Fiscal 2003	1,788	13,470	15,258
Fiscal 2004	1,878	13,725	15,603
Fiscal 2005	2,028	13,810	15,838
Fiscal 2006	501	13,872	14,373
Thereafter	9,395	62,807	72,202

Total	$17,345	$130,390	$147,735

        The Company expects that the proceeds from its February 2001 stock offering, cash available under its existing credit facilities and cash flows from operations will be sufficient to support the Company's capital and operating needs through fiscal 2002. The Company expects to utilize a significant portion of its cash generated from operations in fiscal 2002 to fund its planned retail store rollout. The Company believes that, if the current trend of business continues, it will generate enough cash from operations in fiscal 2002 to support almost all of its retail store construction costs in fiscal 2002.

Future Financial Targets

        With respect to fiscal 2002, and assuming the current economic environment does not deteriorate further, the Company estimates that net sales for the year will increase by 15% to 20% and diluted earnings per share will range between $1.24 to $1.29, compared to $1.05 in fiscal 2001. For the first quarter of fiscal 2002, the Company is targeting sales to be approximately $72.0 million and diluted earnings per share to range between $0.16 and $0.18. Gross margin as a percentage of net sales is expected to significantly increase in the first quarter of fiscal 2002 from the first quarter of fiscal 2001 levels. The Company expects selling, general and administrative expenses as a percentage of net sales in the first quarter of fiscal 2002 to increase as compared to the first quarter of fiscal 2001. These are the Company's targets, not predictions of actual performance. Historically, the Company's performance has deviated, often materially, from its targets. See the first paragraph of this Item 7 for factors that might cause such deviations.

Critical Accounting Policies

        In December 2001, the Securities and Exchange Commission ("SEC") requested that all registrants list their three to five most critical accounting policies in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of their Form 10-K. The SEC defined a critical accounting policy as one which is important to the portrayal of the company's financial condition and results of operations and requires management's subjective or complex judgments. In accordance with this request, the Company has described its critical accounting policies below.

        In the normal course of business, the Company periodically provides for markdowns on its overstocked merchandise. The Company looks at past and projected sales performance, inventory on hand and inventory on order when calculating an expected level of overstocks. Based on the estimated level of overstocks and the estimated net realizable amount of the overstocks, the Company accrues a markdown provision. The Company has internal and external liquidation vehicles that it utilizes to liquidate its overstocks. Internal channels, including sales catalogs, retail price reductions in the retail stores and the Company's three outlet stores generally require lower markdown provisions and are considered first. After the internal capacity is exceeded, external channels are considered. The amount of markdown provision is usually greater for external channels.

        The Company records accruals for estimated catalog returns using the following process. First, the Company determines an appropriate return rate for each current catalog. In doing so, the Company considers a number of factors, including prior years' and prior seasons' return rates for comparable J. Jill catalogs, trends in return rates from season to season and within the current season and applicable operational factors. Once a return rate is determined, it is monitored and updated periodically as appropriate to reflect changes in the underlying assumptions based on actual experience. The return rate is used to calculate an appropriate reduction to net sales for the applicable catalog for the applicable period. A corresponding cost amount is also calculated and recorded as a reduction to cost of products for that period. The Company also provides a returns allowance for its retail segment. The Company provides this allowance based on projected merchandise returns, taking into consideration historical experience and other factors.

        The Company incurs costs to produce, print and distribute its catalogs. Catalog costs are considered direct response advertising and as such are capitalized as incurred and amortized over the expected sales life of each catalog, which is generally a period not exceeding six months. Creative costs for a season, which will benefit multiple catalogs, are allocated to each catalog taking into consideration relative catalog size and circulation.

Recent Accounting Standards

        In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 143 ("SFAS 143"), "Accounting for Obligations Associated with the Retirement of Long-Lived Assets." SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity is required to capitalize the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value and the capitalized cost is depreciated over the useful life of the related asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002 and will be adopted by the Company in fiscal 2003. The Company has reviewed various contractual obligations and has determined that no asset retirement obligations currently exist. Accordingly, the Company believes the adoption of this standard will not have a material effect on its financial statements.

        In August 2001, the FASB issued Statement No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes Statement No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 ("APB 30"), "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Because SFAS 121 did not address the accounting for a segment of a business accounted for as a discontinued operation under APB 30, two accounting models existed for long-lived assets to be disposed of. SFAS 144 establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of. It also addresses certain significant implementation issues under SFAS 121. The provisions of SFAS 144 will be effective for the Company as of the beginning of fiscal 2002. The Company has performed an assessment of the impact of SFAS 144 and, based upon this assessment, the Company believes the adoption of this standard will not have a material effect on its financial statements.

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

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of The J. Jill Group, Inc. and its subsidiaries at December 29, 2001 and December 30, 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Boston, Massachusetts
February 11, 2002, except as to Note E,
which is as of March 1, 2002

THE J. JILL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 29, 2001	December 30, 2000
ASSETS
Current assets:
Cash and cash equivalents	$30,152	$1,594
Cash held in escrow	498	407
Accounts receivable, net	13,615	8,479
Inventory	31,855	37,874
Prepaid catalog expenses	4,583	4,116
Deferred income taxes	7,431	7,455
Other current assets	3,612	1,951

Total current assets	91,746	61,876
Property and equipment, net	86,554	65,194
Deferred income taxes	237	1,702
Other non-current assets	1,440	1,365

Total assets	$179,977	$130,137

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$13,348	$13,960
Accrued expenses	15,736	13,857
Accrued customer returns	6,562	6,733
Current portion of long-term debt	1,755	4,010

Total current liabilities	37,401	38,560
Long-term debt, less current portion	15,590	17,375
Deferred credits from landlords	14,049	4,960
Commitments
Stockholders' equity:
Special preferred stock (par value $0.01) 1,000,000 shares authorized	—	—
Common stock (par value $0.01) 30,000,000 shares authorized, 12,070,466 and 10,156,662 shares issued and outstanding as of December 29, 2001 and December 30, 2000, respectively	121	102
Additional paid-in capital	94,049	63,518
Retained earnings	18,767	5,622

Total stockholders' equity	112,937	69,242

Total liabilities and stockholders' equity	$179,977	$130,137

The accompanying notes are an integral part of the consolidated financial statements.

THE J. JILL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Twelve Months Ended
	December 29, 2001	December 30, 2000	December 25, 1999
	(53 weeks)
Net sales	$287,043	$246,309	$250,281
Cost of products and merchandising	188,991	161,039	171,986

Gross margin	98,052	85,270	78,295
Selling, general and administrative expenses	74,511	61,864	74,129
Special charge	—	—	3,628

Income before interest, taxes and cumulative effect	23,541	23,406	538
Interest, net	877	1,387	1,622

Income (loss) before taxes and cumulative effect	22,664	22,019	(1,084)
Income tax provision (benefit)	9,519	9,195	(400)

Income (loss) before cumulative effect	13,145	12,824	(684)
Cumulative effect of accounting change, net of tax	—	(65)	—

Net income (loss)	$13,145	$12,759	$(684)

Earnings (loss) per share:
Basic
Income (loss) before cumulative effect	$1.12	$1.28	$(0.07)
Cumulative effect of accounting change, net of tax	—	(0.01)	—

Net income (loss)	$1.12	$1.27	$(0.07)

Diluted
Income (loss) before cumulative effect	$1.05	$1.23	$(0.07)
Cumulative effect of accounting change, net of tax	—	(0.01)	—

Net income (loss)	$1.05	$1.23	$(0.07)

Weighted average shares outstanding:
Basic	11,782	10,031	9,879
Diluted	12,465	10,388	9,879

The accompanying notes are an integral part of the consolidated financial statements.

THE J. JILL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity
Balance at December 26, 1998	$96	$59,953	$(6,453)	$53,596
Exercise of stock options	4	1,099	—	1,103
Tax benefit from exercise of stock options	—	1,636	—	1,636
Stock granted under the 1998 Employee Stock Purchase Plan	—	211	—	211
Net loss	—	—	(684)	(684)

Balance at December 25, 1999	100	62,899	(7,137)	55,862
Exercise of stock options	1	222	—	223
Tax benefit from exercise of stock options	—	50	—	50
Stock granted under the 1998 Employee Stock Purchase Plan	1	347	—	348
Net income	—	—	12,759	12,759

Balance as of December 30, 2000	102	63,518	5,622	69,242
Exercise of stock options	2	1,279	—	1,281
Tax benefit from exercise of stock options	—	563	—	563
Issuance of 1,710,000 shares of common stock, net	17	28,689	—	28,706
Net income	—	—	13,145	13,145

Balance as of December 29, 2001	$121	$94,049	$18,767	$112,937

The accompanying notes are an integral part of the consolidated financial statements.

THE J. JILL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Twelve Months Ended
	December 29, 2001	December 30, 2000	December 25, 1999
	(53 weeks)
Cash flows provided by operating activities:
Net income (loss)	$13,145	$12,759	$(684)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,684	5,721	4,668
Deferred income taxes	1,489	3,991	(1,694)
Non-cash write-down of assets held for sale	—	—	2,266
Loss on sale of assets held for sale	—	169	—
Changes in assets and liabilities:
Increase in accounts receivable	(5,136)	(3,618)	(3,209)
(Increase) decrease in inventory	6,019	(16,169)	5,142
(Increase) decrease in prepaid catalog expenses	(467)	(153)	1,291
(Increase) decrease in other assets	(1,736)	(890)	378
Increase (decrease) in accounts payable	(612)	7,433	(5,530)
Increase in accrued expenses	2,557	3,091	3,089
Decrease in accrued customer returns	(171)	(624)	(976)
Increase in deferred credits from landlords	9,089	4,960	—

Net cash provided by operating activities	32,861	16,670	4,741
Cash flows used in investing activities:
Additions to property and equipment	(30,159)	(22,482)	(9,513)
Proceeds from sale of assets held for sale	—	2,144	110
(Increase) decrease in cash held in escrow	(91)	41	(448)

Net cash used in investing activities	(30,250)	(20,297)	(9,851)
Cash flows provided by (used in) financing activities:
Borrowings under debt agreements	37,295	25,680	32,996
Payments of debt borrowings	(41,335)	(26,530)	(43,696)
Proceeds from stock transactions	29,987	571	1,314

Net cash provided by (used in) financing activities	25,947	(279)	(9,386)
Net increase (decrease) in cash and cash equivalents	28,558	(3,906)	(14,496)
Cash and cash equivalents at:
Beginning of period	1,594	5,500	19,996

End of period	$30,152	$1,594	$5,500

Supplemental information:
Non-cash investing activities:
Construction in progress accrued, not paid	$1,620	$1,735	$297
Cash paid for interest	$1,468	$1,697	$1,890
Cash paid (received) for income taxes	$6,814	$(1,132)	$4,794

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

Fiscal year

        The Company's fiscal year ends on the last Saturday in December. The twelve months ended December 29, 2001 ("fiscal 2001") was a 52-week fiscal year. The twelve months ended December 30, 2000 ("fiscal 2000") was a 53-week fiscal year. In a 53-week fiscal year, three of the quarters are 13-week periods, and one is a 14-week period. The fourth quarter of fiscal 2000 was a 14-week period.

Revenue recognition

        The Company recognizes sales and the related cost of products at the time the products are received by customers in accordance with the provisions of the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." See "Cumulative effect of accounting change." The Company's customers may return ordered items for an exchange or refund. The Company provides an allowance based on projected merchandise returns, taking into consideration historical experience and other factors. The returns allowance is recorded as a reduction to net sales for the estimated retail value of the projected merchandise returns and as a reduction in cost of products for the corresponding cost amount. Shipping and handling fees charged to the customer are recognized at the time the products are received by the customer and are included in net sales. The cost of shipping products to the customer is recognized at the time the products are received by the customer and are included in cost of products and merchandising.

Cumulative effect of accounting change

        Effective as of December 26, 1999, the Company changed its revenue recognition policy to be in accordance with the provisions of SAB 101. Under SAB 101, revenue is recognized at time of customer receipt rather than upon shipment of goods to the customer. The cumulative effect of this change for periods prior to fiscal 2000 totaled $65,000, net of taxes of $41,000, and is reflected in the first quarter of fiscal 2000. Had the provisions of SAB 101 been applied to fiscal 1999, the pro forma effect on previously reported net income would have been to increase net income by $137,000, net of taxes of $88,000.

Cash and cash equivalents

        Cash and cash equivalents consists of cash on deposit in banks and may also include cash invested in money market mutual funds, overnight repurchase agreements and U.S. Treasury and federal agency securities. The Company considers all highly liquid instruments, including certificates of deposit, with remaining maturity at time of purchase of three months or less to be cash equivalents.

Cash held in escrow

        Cash held in escrow consists of amounts Birch Pond Realty Corporation, a wholly owned subsidiary of The J. Jill Group, Inc., is required to keep in escrow associated with the outstanding loan on the operations, fulfillment and distribution center in Tilton, New Hampshire (the "Tilton facility"). These amounts will be used to pay real estate taxes, insurance and various costs for repairs and replacements related to the Tilton facility.

Allowance for doubtful accounts

        Allowances for credit card bad debt, bad checks and list rental receivables totaled $380,000 and $504,000 at December 29, 2001 and December 30, 2000, respectively.

Inventory

        Inventory, consisting of merchandise for sale, is stated at the lower of cost or market, with cost determined using the weighted average cost method. The Company provides for markdown reserves based on the expected net realizable market value of its inventory.

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

        The Company accounts for its internal use software, including website development costs, in accordance with the American Institute of Certified Public Accountant's Statement of Position No. 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. SOP 98-1 also requires that costs related to the preliminary project stage and the post-implementation/operations stage of an internal-use computer software development project be expensed as incurred.

Long-lived assets

        Management at least annually considers whether there has been a permanent impairment in the value of its long-lived assets, primarily property and equipment. The Company evaluates various factors after a start-up phase, including current and projected future operating results and the undiscounted cash flows for under-performing long-lived assets. The value of impaired long-lived assets is adjusted periodically based on changes in these factors. During the twelve months ended December 25, 1999 ("fiscal 1999") the Company determined that certain long-lived assets were impaired. See Note L.

Pre-opening costs

        Pre-opening costs for the Company's new retail stores include costs incurred prior to store opening (e.g., payroll costs and manager training expenses). These costs are expensed as incurred and are included in selling, general and administrative expenses. Pre-opening costs totaled approximately $1,484,000, $670,000 and $140,000 during fiscal 2001, fiscal 2000 and fiscal 1999, respectively.

Selling expenses

        Selling expenses consist primarily of the cost to produce, print and distribute catalogs ("catalog costs"), retail store selling and administrative costs, primarily salaries and benefits, and other marketing department costs. Costs associated with the Company's e-commerce website are also included in selling expenses. Catalog costs are considered direct-response advertising and as such are capitalized as incurred and amortized over the expected sales life of each catalog, which is generally a period not exceeding six months. Creative and production costs associated with the Company's e-commerce website are also considered direct response advertising and as such are capitalized as incurred and amortized over the respective selling season, which is generally a period not to exceed six months. Strategy and planning costs associated with the Company's e-commerce website are expensed as incurred. Advertising expense, excluding catalog costs, totaled $194,000, $87,000 and $1,339,000 during fiscal 2001, fiscal 2000 and fiscal 1999, respectively.

Fair value of financial instruments

        The Company periodically assesses the fair value of its financial instruments. Based on such an analysis, the fair value of the Company's long-term debt, including current maturities, at December 29, 2001 and December 30, 2000 was approximately $19,736,000 and $20,224,000, respectively.

Deferred credits from landlords

        Deferred credits from landlords includes stepped rent and allowances from landlords related to the Company's retail store leases. The benefit of these deferred credits is recognized over the lease term.

Use of estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company's significant estimates include those associated with inventory markdown reserves and reserves for expected customer returns. Actual results could differ from those estimates.

Risks and uncertainties

        The Company has evaluated its operations to determine whether any risks and uncertainties exist that could severely impact its operations in the near term. The potential near term risks that the Company identified include, but are not limited to, the following: the adequacy and quality of the Company's inventory; the potential for fixed asset impairments resulting from under-performing long-lived assets; the ability of the Company to have sufficient liquidity to meet its future operating lease and other cash flow obligations and changes in, or the failure to comply with, federal and state tax and other government regulations.

        Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist principally of cash investments. The Company maintains cash and cash equivalents with various major financial institutions. The Company performs periodic evaluations of the relative credit standing of these financial institutions to minimize credit risk.

        The Company believes that its concentration risks are limited, primarily due to the fact that it purchases its inventory through buying agents and directly from a variety of vendors. The buying agents generally purchase the Company's inventory directly from a variety of foreign vendors. During fiscal 2001 and fiscal 2000, the Company did not purchase more than 10% of its inventory directly from any one vendor. However, it did purchase approximately 35% and 36% of its inventory through one buying agent during fiscal 2001 and fiscal 2000, respectively.    Although the Company could purchase this inventory through alternative buying agents and or directly from vendors, loss of this buying agent could temporarily disrupt operations. The Company attempts to mitigate this risk by working closely with key agents and vendors. The Company believes that its combined foreign purchases, including direct purchases and indirect purchases through domestic vendors, totaled approximately 82% of its total purchases during fiscal 2001.

Statement of operations classifications

        Cost of products and merchandising on the Company's consolidated statements of operations consists primarily of merchandise development, control and acquisition costs, provisions for markdowns, order processing and customer service costs, distribution facility costs and occupancy costs for the Company's stores. Selling, general and administrative expenses on the Company's consolidated statements of operations consist of costs to produce, print and distribute catalogs, as well as e-commerce website, retail store selling and corporate administrative costs.

Reclassifications

        Certain amounts in the prior year financial statements and related notes have been reclassified to conform to the fiscal 2001 presentation. In addition to certain reclassifications in the accompanying consolidated balance sheets, segment information for fiscal 2000 and fiscal 1999 has been presented to conform to current year presentation and management's current internal reporting structure.

Recent accounting standards

        In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 143 ("SFAS 143"), "Accounting for Obligations Associated with the Retirement of Long-Lived Assets." SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity is required to capitalize the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value and the capitalized cost is depreciated over the useful life of the related asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002 and will be adopted by the Company in fiscal 2003. The Company has reviewed various contractual obligations and has determined that no asset retirement obligations currently exist. Accordingly, the Company believes the adoption of this standard will not have a material effect on its financial statements.

        In August 2001, the FASB issued Statement No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes Statement No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 ("APB 30"), "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Because SFAS 121 did not address the accounting for a segment of a business accounted for as a discontinued operation under APB 30, two accounting models existed for long-lived assets to be disposed of. SFAS 144 establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of. It also addresses certain significant implementation issues under SFAS 121. The provisions of SFAS 144 will be effective for the Company as of the beginning of fiscal 2002. The Company has performed an assessment of the impact of SFAS 144 and, based upon this assessment, the Company believes the adoption of this standard will not have a material effect on its financial statements.

C.    Property and equipment:

        Property and equipment consists of the following (in thousands):

	December 29, 2001	December 30, 2000
Land and building	$29,292	$29,244
Equipment	25,999	22,520
Furniture, fixtures and leasehold improvements	51,273	25,807
Construction in progress	1,932	949

Total property and equipment	108,496	78,520
Less accumulated depreciation and amortization	(21,942)	(13,326)

Property and equipment, net	$86,554	$65,194

        Construction in progress is primarily comprised of leasehold improvement costs and furniture and fixtures related to new, unopened retail stores. The Company had a balance of construction costs incurred for which payment was accrued of $1,620,000 and $1,735,000 at December 29, 2001 and December 30, 2000, respectively. Property and equipment includes amounts for capitalized leases. The net book value of these leases was $93,000 and $144,000 at December 29, 2001 and December 30, 2000, respectively. The remaining amount to be paid under these leases at December 29, 2001 was $93,000. The net book value of capitalized software included in property and equipment totaled $1,540,000 at December 29, 2001 and $1,338,000 at December 30, 2000. The Company incurred depreciation expense of $856,000, $388,000 and $276,000 related to the capitalized software for fiscal 2001, fiscal 2000 and fiscal 1999, respectively.

D.    Debt:

        The Company's credit facilities at December 29, 2001 consisted of (i) a $50,000,000 revolving credit facility (the "Revolving Credit Facility"); (ii) a $12,000,000 real estate loan (the "Tilton Facility Loan"); (iii) a $9,500,000 equipment loan (the "Equipment Loan"); and (iv) a $980,000 furniture loan (the "Furniture Loan").

        The Company entered into the Revolving Credit Facility on June 29, 2001 to replace its prior revolving credit facility. The Revolving Credit Facility was subsequently amended to, among other things, change the maximum number of new retail store openings allowed under the agreement from 25 per year for fiscal 2001 and fiscal 2002 to 50 for the two-year period with no annual maximum. The Company is currently negotiating to further increase this maximum for the two-year period. The Revolving Credit Facility is collateralized by substantially all the personal property, both tangible and intangible, of the Company. The Revolving Credit Facility matures on June 1, 2003 and at December 29, 2001 bore interest at 4.75% per annum. The amount available under the Revolving Credit Facility is reduced by outstanding borrowings and outstanding letters of credit. Outstanding borrowings may not exceed $20,000,000 and bear interest at an annual rate equal to the prime lending rate announced by one of the participating banks or the LIBOR lending rate. There were no outstanding borrowings on the Revolving Credit Facility at December 29, 2001. The maximum amount of borrowings on the Revolving Credit Facility during fiscal

2001 was $9,775,000. At December 30, 2000 borrowings under the prior revolving credit facility totaled $2,120,000. Outstanding letters of credit totaled $15,483,000 at December 29, 2001 compared to $14,464,000 under the prior revolving credit facility at December 30, 2000. Availability under the Revolving Credit Facility at December 29, 2001 was $34,517,000. Outstanding letters of credit do not bear interest. The Company is required to pay a commitment fee of 1/4 of 1% per annum on the unused portion of the Revolving Credit Facility.

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

        The Company's credit facilities contain various lending conditions and covenants including restrictions on permitted liens. Certain credit facilities also require compliance with certain debt service coverage and other financial ratios. The Company was in compliance with the financial covenants associated with its credit facilities as of and for the years ended December 29, 2001 and December 30, 2000. Gross interest expense was $1,574,000, $1,711,000 and $1,985,000 for fiscal 2001, fiscal 2000 and fiscal 1999, respectively.

        A summary of the Company's outstanding long-term debt follows (in thousands):

	December 29, 2001	December 30, 2000
Real estate loans	$11,257	$11,555
Equipment loans	5,906	7,108
Furniture loans	89	458
Revolving credit borrowings	—	2,120
Capitalized lease obligations	93	144

Total long-term debt	17,345	21,385
Less current maturities	(1,755)	(4,010)

Long-term debt, less current portion	$15,590	$17,375

        At December 29, 2001, aggregate maturities of long-term debt for the next five fiscal years and thereafter were as follows (in thousands):

Fiscal 2002	$1,755
Fiscal 2003	1,788
Fiscal 2004	1,878
Fiscal 2005	2,028
Fiscal 2006	501
Thereafter	9,395

Total	$17,345

E.    Stockholders' equity:

Common stock

        The Company has 30,000,000 shares of common stock, $0.01 par value per share, authorized. On February 6, 2001, the Company issued and sold an aggregate of 1,710,000 shares of its common stock (the "Restricted Shares") to accredited institutional investors in a private placement under Rule 506 under the Securities Act of 1933. The Restricted Shares were sold for cash at a price of $18.00 per share, for gross proceeds of $30,780,000. The purchase price was established on January 23, 2001 and represented an 18% discount from the NASDAQ closing price on that date. The Company paid a fee of 6.0% of the gross proceeds from the sale of the Restricted Shares to the Company's placement agent for the sale of the Restricted Shares, and incurred other expenses of approximately $227,000 in the transaction, resulting in net proceeds to the Company, after placement agent fees and other expenses, of $28,706,000. On February 21, 2001 a registration statement on Form S-3 relating to resale of the Restricted Shares became effective.

Special preferred stock

        The Company has 1,000,000 shares of special preferred stock, $0.01 par value per share, authorized. The Company's Board of Directors has discretion to determine the rights and preferences of the special preferred stock. No special preferred stock was outstanding at either of the reported balance sheet dates.

Earnings (loss) per share

        A reconciliation of the numerators and denominators of the basic and diluted earnings per share ("EPS") computations follows (in thousands, except per share data):

	Twelve Months Ended
	December 29, 2001	December 30, 2000	December 25, 1999
	(53 weeks)
Numerator:
Income (loss) before cumulative effect	$13,145	$12,824	$(684)
Cumulative effect of accounting change, net of tax	—	(65)	—

Net income (loss)	$13,145	$12,759	$(684)

Denominator (shares):
Basic weighted average shares outstanding	11,782	10,031	9,879
Assumed exercise of stock options	683	357	—

Diluted weighted average shares outstanding	12,465	10,388	9,879

Earnings (loss) per share:
Basic
Income (loss) before cumulative effect	$1.12	$1.28	$(0.07)
Cumulative effect of accounting change, net of tax	—	(0.01)	—

Net income (loss)	$1.12	$1.27	$(0.07)

Diluted
Income (loss) before cumulative effect	$1.05	$1.23	$(0.07)
Cumulative effect of accounting change, net of tax	—	(0.01)	—

Net income (loss)	$1.05	$1.23	$(0.07)

        At December 29, 2001, December 30, 2000 and December 25, 1999, of the options then outstanding, options to purchase 132,500, 100,000 and 735,000 shares of common stock, respectively, were excluded from the computation of diluted EPS on the basis that such options were antidilutive. At December 25, 1999, 1,071,621 shares of common stock were also excluded from the computation of diluted EPS because the Company recorded a net loss for fiscal 1999.

        Between December 29, 2001 and March 1, 2002 options to purchase 261,000 shares of the Company's common stock were granted pursuant to the Company's stock option plans and options to purchase 303,069 shares of common stock were exercised pursuant to the Company's stock option plans.

F.    Stock-based plans:

        At December 29, 2001, the Company had three active stock-based plans: the amended 2001 Incentive and Non-Statutory Stock Option Plan (the "2001 Stock Option Plan"), the amended and restated 1993 Incentive and Nonqualified Stock Option Plan (the "1993 Stock Option Plan") and the amended 1998 Employee Stock Purchase Plan (the "1998 Stock Purchase Plan"). The Company applies Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," and related interpretations to account for its stock option plans and employee stock purchase plans. No compensation cost has been recognized for these plans.

Stock option plans

        The Company's 1988 Incentive Stock Option Plan (the "1988 Stock Option Plan") provided for the grant of options to purchase common stock intended to qualify as incentive stock options as defined in Section 422 of the Internal Revenue Code of 1986, as amended ("ISO's"). During fiscal 1994, the Board of Directors voted not to issue any additional options under the 1988 Stock Option Plan. The maximum term of options granted under the 1988 Stock Option Plan was ten years. At December 29, 2001 and December 30, 2000, there were no remaining options outstanding under the 1988 Stock Option Plan. During fiscal 1999, options to purchase 13,500 shares were exercised at a weighted exercise price of $1.11 per share under the 1988 Stock Option Plan.

        The 1993 Stock Option Plan and the 2001 Stock Option Plan authorize (i) the grant of options to purchase common stock intended to qualify as ISO's, and (ii) the grant of options that do not so qualify. At December 29, 2001, the 1993 Stock Option Plan authorized the issuance of options to purchase up to 2,400,000 shares of common stock. At December 29, 2001, the 2001 Stock Option Plan authorized the issuance of options to purchase up to 1,000,000 shares of common stock. The Compensation Committee of the Board of Directors administers the 1993 Stock Option Plan and the 2001 Stock Option Plan and, within certain limits, has discretion to determine the terms and conditions of options granted under the plans. These plans also provide for the automatic grant of options to purchase a specified number of shares to non-employee directors. The maximum term of options granted under these plans are ten years. There were 1,301,474 and 781,047 exercisable options outstanding under the 1993 Stock Option Plan at December 29, 2001 and December 30, 2000, respectively. The weighted average exercisable price per share of these options was $9.08 and $6.48, respectively. There were no exercisable options outstanding under the 2001 Stock Option Plan at December 29, 2001.

        The following table reflects the activity under the 1993 Stock Option Plan and the 2001 Stock Option Plan:

	1993 Stock Option Plan			2001 Stock Option Plan
	Number of Shares	Exercise Price Per Share	Wtd. Avg. Exercise Price	Number of Shares	Exercise Price Per Share	Wtd. Avg. Exercise Price
Balance at December 26, 1998	1,746,750	$1.38-20.83	$8.32	—	$—	$—
Granted	407,500	4.38-19.63	14.83	—	—	—
Exercised	(321,629)	1.50-10.75	3.38	—	—	—
Cancelled	(26,000)	7.25-14.13	12.54	—	—	—

Balance at December 25, 1999	1,806,621	1.38-20.83	10.60	—	—	—
Granted	885,000	4.06-11.44	11.04	—	—	—
Exercised	(67,100)	1.83-7.00	3.32	—	—	—
Canceled—Terminations	(102,500)	4.38-14.75	10.83	—	—	—
Canceled—Other (1)	(879,000)	10.13-20.83	15.16	—	—	—

Balance at December 30, 2000	1,643,021	1.38-20.83	8.69	—	—	—
Granted	83,950	10.73-18.08	16.79	405,550	10.73-18.99	10.94
Exercised	(203,804)	1.50-14.75	6.29	—	—	—
Canceled	(21,013)	7.00-20.83	18.03	—	—	—

Balance at December 29, 2001	1,502,154	$1.38-20.83	$9.33	405,550	$10.73-18.99	$10.94

(1)
During fiscal 2000, the Company paid $58,000 to certain option holders as an incentive to have their options cancelled. A total of 879,000 outstanding options under the 1993 Stock Option Plan were cancelled as a result of this incentive. The Company incorporated the guidance of FASB issued FASB Interpretation No. 44 "Accounting For Certain Transactions Involving Stock Compensation—an Interpretation of APB Opinion No. 25," as it relates to the options granted more than six months after the option cancellation date as well as other potential transactions involving stock compensation, and there was no effect to the Company's consolidated financial statements.

        The following table summarizes information about options outstanding under the 1993 Stock Option Plan and the 2001 Stock Option Plan at December 29, 2001:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at Dec. 29, 2001	Wtd. Avg. Remaining Contractual Life	Wtd. Avg. Exercise Price	Number Exercisable at Dec. 29, 2001	Wtd. Avg. Exercise Price
$1.38-2.08	147,000	1.0 years	$1.47	147,000	$1.47
2.17-2.83	142,178	1.8 years	2.48	142,178	2.48
3.33-4.38	46,843	3.9 years	3.86	38,343	3.80
5.00-7.00	207,875	2.9 years	6.31	188,375	6.24
7.79-11.44	1,200,308	7.1 years	11.11	653,078	11.29
$13.98-20.83	163,500	5.7 years	18.74	132,500	19.30

Total	1,907,704	5.5 years	$9.68	1,301,474	$9.08

Stock purchase plans

        Under the Company's stock purchase plans, eligible employees may be granted the opportunity to purchase common stock of the Company at 85% of market value on the first or last business day of the calendar year, whichever is lower. The 1993 Employee Stock Purchase Plan (the "1993 Stock Purchase Plan") and the 1998 Stock Purchase Plan authorized the issuance of up to 150,000 and 400,000 shares, respectively of the Company's common stock to eligible employees. Immediately following the December 31, 1997 issuance, the 1993 Stock Purchase Plan was terminated. Issuances of common stock under the 1993 Stock Purchase Plan and the 1998 Stock Purchase Plan have been made as follows:

Plan Year	Shares	Aggregate Purchase Price
1998 Stock Purchase Plan:
December 31, 2001	25,033	$343,000
December 29, 2000	82,315	289,000
December 31, 1999	16,825	59,000
December 31, 1998	23,891	211,000
1993 Stock Purchase Plan:
Prior Periods	139,203	$225,000

Accounting for stock-based compensation

        The Company discloses stock-based compensation information in accordance with FASB issued Statement No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," which requires disclosure of pro forma net income, EPS and other information as if the fair value method of accounting for stock options and other equity instruments described in SFAS 123 had been adopted. SFAS 123 does not apply to awards made prior to June 24, 1995, and so all pro forma disclosures include the effects of all options granted after June 24, 1995. Additional awards in future years are anticipated. The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts.

        Had compensation costs for the Company's stock-based plans been based on the fair value at the grant dates for awards made under these plans consistent with SFAS 123, the Company's net income (loss) and EPS would have been as follows (in thousands, except per share data):

	Twelve Months Ended
	December 29, 2001	December 30, 2000	December 25, 1999
	(53 weeks)
Net income (loss):
As reported	$13,145	$12,759	$(684)
Pro forma	9,381	8,091	(2,755)
Earnings (loss) per share:
Basic
As reported	1.12	1.27	(0.07)
Pro forma	0.80	0.81	(0.28)
Diluted
As reported	1.05	1.23	(0.07)
Pro forma	$0.75	$0.78	$(0.28)

        The Black-Scholes option-pricing model is used to estimate the fair value on the date of grant of each option granted after December 25, 1994. The Black-Scholes model is also used to estimate the fair value of the employees' purchase rights. The assumptions used for stock option grants and employee purchase right grants were as follows:

	Twelve Months Ended
	December 29, 2001	December 30, 2000	December 25, 1999
1993 and 2001 stock option plans:
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	90.0%	100.0%	90.0%
Risk free interest rate	3.7%	5.7%	5.5%
Expected lives	3.6 years	3 years	4.8 years
1998 Stock Purchase Plan:
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	90.0%	100.0%	90.0%
Risk free interest rate	5.4%	5.9%	4.7%
Expected lives	1 year	1 year	1 year

        The weighted average fair value of stock option grants and the average fair value of the employee purchase right grants were as follows:

	Twelve Months Ended
	December 29, 2001	December 30, 2000	December 25, 1999
Fair value of stock option grants	$7.50	$7.13	$10.58
Fair value of employee purchase right grants	$8.17	$2.24	$2.09

G.    Benefit plans:

        The Company offers a savings plan (the "Savings Plan") to its employees, which permits participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. At the discretion of the Board of Directors, the Company may also make contributions for the benefit of all eligible employees under the Savings Plan. Employee eligibility is based on minimum age and employment requirements. Employees are not able to invest in Company stock in the Savings Plan. The Company contributed $609,000, $484,000 and $124,000 to the Savings Plan for fiscal 2001, fiscal 2000 and fiscal 1999, respectively. Accrued expenses in the accompanying consolidated balance sheets include $3,807,000 and $3,935,000 of accrued employee related payroll and benefit costs at December 29, 2001 and December 30, 2000, respectively.

H.    Income taxes:

        The Company accounts for income taxes in accordance with FASB issued Statement No. 109 ("SFAS 109"), "Accounting for Income Taxes." Under SFAS 109, deferred tax assets and liabilities are recognized based on temporary differences between the financial statement and tax basis of assets and liabilities using tax rates enacted to be in effect in the years in which the differences are expected to reverse. SFAS 109 requires current recognition of net deferred tax assets to the extent that it is more likely than not that such net assets will be realized. To the extent that the Company believes that its net deferred tax assets will not be realized, a valuation allowance must be placed against those assets.

        Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

	December 29, 2001	December 30, 2000
Deferred tax assets:
Net operating losses	$2,701	$2,936
Inventory	3,781	4,236
Reserve for customer returns	2,797	2,871
Employee benefits	1,055	1,004
Other	1,290	908

Total deferred tax assets	11,624	11,955

Deferred tax liabilities:
Prepaid catalogs	1,709	1,250
Property and equipment	2,247	1,548

Total deferred tax liabilities	3,956	2,798

Net deferred tax assets	$7,668	$9,157

        At December 29, 2001, the Company had available federal net operating loss ("NOL") carryforwards of approximately $6,903,000, of which $1,990,000 expires in 2004, $2,530,000 expires in 2005 and $2,383,000 expires in 2006. In addition, the Company had available tax effected state NOL carryforwards of approximately $285,000, which expire between 2005 and 2021.

        Section 382 of the Internal Revenue Code of 1986, as amended, restricts a corporation's ability to use its federal NOL carryforwards following certain "ownership changes." The Company determined that such an ownership change occurred as a result of its initial public offering ("IPO"), and accordingly, the amount of the Company's pre-IPO federal NOL carryforwards available for use in any particular taxable year is limited to $1,486,000 annually. To the extent that the Company does not utilize the full amount of the annual federal NOL limit, the unused amount may be used to offset taxable income in future years. The Company utilized $1,486,000 in federal NOL carryforwards during fiscal 2001. These federal NOL carryforwards expire 15 years after the tax year in which they arise, and the last of the Company's current federal NOL carryforwards will expire in its 2006 tax year.

        The components of the Company's provision (benefit) for income taxes are as follows (in thousands):

	Twelve Months Ended
	December 29, 2001	December 30, 2000	December 25, 1999
Current:
Federal	$6,540	$4,024	$586
State	1,489	1,180	332
Deferred:
Federal	1,665	3,582	(932)
State	(175)	409	(386)

Provision (benefit) for income taxes	$9,519	$9,195	$(400)

        The difference in income taxes at the U.S. federal statutory rate and the income tax provision (benefit) reported in the accompanying consolidated statements of operations is as follows (in thousands):

	Twelve Months Ended
	December 29, 2001	December 30, 2000	December 25, 1999
Provision (benefit) for income taxes at the U.S. federal statutory rate	$7,932	$7,707	$(380)
State taxes, net of federal tax benefits	885	1,031	(51)
Other	702	457	31

Provision (benefit) for income taxes at effective rate	$9,519	$9,195	$(400)

        At December 29, 2001 and December 30, 2000, approximately $2,846,000 and $2,194,000 of federal and state income tax payables were included in accrued expenses, respectively. At December 25, 1999, approximately $4,051,000 of federal and state income tax receivables were included in accounts receivable.

I.    Commitments:

        The Company leases certain of its facilities under non-cancellable operating leases having initial or remaining terms of more than one year. Many of the Company's leases contain scheduled increases in annual rent payments and the majority of the Company's real estate leases also require the Company to pay maintenance, insurance and real estate taxes. Additionally, certain of the Company's leases include provisions for the payment of additional rent based on a percentage of sales over an established minimum. Total rent expense amounted to approximately $8,773,000 in fiscal 2001, $3,590,000 in fiscal 2000 and $1,519,000 in fiscal 1999. Included in rent expense are percentage of sales amounts of $66,000, $24,000 and $16,000 for fiscal 2001, fiscal 2000 and fiscal 1999, respectively.

        At December 29, 2001, future minimum lease payments for operating leases having a remaining term in excess of one year at such date were as follows (in thousands):

Fiscal 2002	$12,706
Fiscal 2003	13,470
Fiscal 2004	13,725
Fiscal 2005	13,810
Fiscal 2006	13,872
Thereafter	62,807

Total	$130,390

J.    Segment information:

        The Company currently has two reportable business segments, direct and retail. Each segment is separately managed and utilizes distinct distribution, marketing and inventory management strategies. The direct segment markets merchandise through catalogs and an e-commerce website. The retail segment markets merchandise through retail stores. Results from the Company's catalog outlet stores and the discontinued Nicole Summers catalog are included in the direct segment.    Prior to the third quarter of fiscal 2000, the Company aggregated its segments. Segment information for fiscal 2000 and fiscal 1999 has been presented to conform to current year presentation. Segment reporting is intended to give financial statement users a view of the Company "through the eyes of management." The Company's internal management reporting is the basis for the information disclosed for its business segments.

        The Company evaluates its segment profitability based on the direct contribution of each segment. Direct contribution represents each segment's net sales less direct costs related to the segment's operations. Direct costs for both segments include merchandise acquisition and control costs and provisions for markdowns. Direct costs also include catalog costs, certain order processing costs and e-commerce selling costs for the direct segment and retail store selling, occupancy and administrative costs for the retail segment. Direct contribution less unallocated shared-service costs, general and administrative expenses and special charges is equal to income before interest, taxes and cumulative effect. Unallocated shared-service costs include distribution and warehousing costs as well as merchandising and product development costs. General and administrative expenses include corporate executive management costs, support service costs (e.g., shared information systems, finance and human resources) and corporate headquarters occupancy costs. Segment assets are those that are directly used in or identified with segment operations, including inventory in stores, fixed assets primarily related to store construction, accounts receivable and other operating assets. Unallocated assets include corporate cash and cash equivalents, the Company's corporate headquarters and distribution facility, corporate information systems, deferred tax amounts, all inventory except inventory in stores and other corporate assets. The accounting policies of the Company's segments are the same as those described in Note B. In addition, inter-segment balances and transactions have been eliminated. The following tables provide financial information by segment and a reconciliation of segment direct contribution to income before interest, taxes and cumulative effect (in thousands):

	Twelve Months Ended
	December 29, 2001	December 30, 2000	December 25, 1999
	(53 weeks)
Net sales:
Direct	$212,204	$219,444	$251,254
Retail	76,223	28,308	954
Other (1)	(1,384)	(1,443)	(1,927)

Total net sales	$287,043	$246,309	$250,281

Direct contribution reconciliation:
Direct	$58,351	$59,259	$45,206
Retail	5,437	267	(592)

Total direct contribution	63,788	59,526	44,614
Unallocated shared-service costs	(23,208)	(20,985)	(24,294)
General and administrative expenses	(17,039)	(15,135)	(13,795)
Special charges	—	—	(5,987)

Income before interest, taxes and cumulative effect	$23,541	$23,406	$538

Depreciation and amortization:
Direct	$117	$283	$147
Retail	3,568	831	15
Other (2)	4,999	4,607	4,506

Total depreciation and amortization	$8,684	$5,721	$4,668

Capital expenditures:
Direct	$—	$6	$748
Retail	26,712	19,407	1,474
Other (2)	3,447	3,069	7,291

Total capital expenditures	$30,159	$22,482	$9,513

(1)
Other represents certain sales allowances not specifically attributable to the direct or retail business segments.

(2)
Other includes expenses or expenditures related to unallocated capital assets.

	Direct	Retail	Unallocated assets	Total
Identifiable assets:
December 29, 2001	$11,020	$61,744	$107,213	$179,977
December 30, 2000	$8,726	$31,048	$90,363	$130,137

K.    Quarterly financial data (unaudited):

	Fiscal 2001 Quarter Ended
	March 31, 2001	June 30, 2001	September 29, 2001	December 29, 2001
Net sales	$63,332	$66,193	$65,808	$91,710
Gross margin	19,040	21,458	21,609	35,945
Net income	$796	$2,579	$2,755	$7,015
Earnings per share:
Basic	$0.07	$0.22	$0.23	$0.58
Diluted	$0.07	$0.21	$0.22	$0.55
	Fiscal 2000 Quarter Ended
	March 25, 2000	June 24, 2000	September 23, 2000	December 30, 2000
				(14 weeks)
Net sales	$48,591	$51,494	$57,852	$88,372
Gross margin	14,356	18,033	21,049	31,832
Income before cumulative effect	606	2,039	3,486	6,693
Cumulative effect of accounting change, net of tax	(65)	—	—	—

Net income	$541	$2,039	$3,486	$6,693

Earnings per share:
Basic
Income before cumulative effect	$0.06	$0.20	$0.35	$0.66
Cumulative effect of accounting change, net of tax	(0.01)	—	—	—

Net income	$0.05	$0.20	$0.35	$0.66

Diluted
Income before cumulative effect	$0.06	$0.20	$0.34	$0.63
Cumulative effect of accounting change, net of tax	(0.01)	—	—	—

Net income	$0.05	$0.20	$0.34	$0.63

        The sum of the quarterly EPS amounts may not equal the full year amount since the computations of the weighted average shares outstanding for each quarter and the full year are made independently.

L.    Accrued special charges:

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

        Our audits of the consolidated financial statements referred to in our report dated February 11, 2002, except as to Note E, which is as of March 1, 2002, appearing in the 2001 Annual Report to Shareholders of The J. Jill Group, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Boston, Massachusetts
February 11, 2002, except as to Note E,
which is as of March 1, 2002

THE J. JILL GROUP, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance Beginning of Period	Amounts Charged to Net Income	Write-Offs Against Reserve	Balance End of Period
Accrued Customer Returns:
Year ended December 29, 2001	$6,733	$50,197	$50,368	$6,562

Year ended December 30, 2000	$7,357	$53,168	$53,792	$6,733

Year ended December 25, 1999	$8,333	$66,108	$67,084	$7,357

Item 9. Changes in and Disagreements with Accountants on Accounting and Consolidated Financial Disclosure

        Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

        The information set forth under the caption "Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" appearing in the Company's definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 31, 2002, which will be filed with the Securities and Exchange Commission not later than 120 days after December 29, 2001, is incorporated herein by reference.

Item 11. Executive Compensation

        The information set forth under the caption "Remuneration of Executive Officers and Directors" appearing in the Company's definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 31, 2002, which will be filed with the Securities and Exchange Commission not later than 120 days after December 29, 2001, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" appearing in the Company's definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 31, 2002, which will be filed with the Securities and Exchange Commission not later than 120 days after December 29, 2001, is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

        None.

PART IV

Item 14. Exhibits, Consolidated Financial Statement Schedules, and Reports on Form 8-K

        (a)(1)    Financial Statements

  The financial statements filed as part of this report are listed on the Index to Consolidated Financial Statements on Page 28.

        (a)(2)    Financial Statement Schedule

                Index to Consolidated Financial Statement Schedule

Page
Report of Independent Accountants on Financial Statement Schedule	52
Schedule II—Valuation and Qualifying Accounts	53

        (a)(3)    Exhibits

  Exhibits 10.5 through 10.26 include the Company's compensatory plans or arrangements required to be filed as exhibits pursuant to Item 14(c) of Form 10-K.

Certificate of Incorporation and By-Laws
3.1	Restated Certificate of Incorporation of the Company (included as Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 25, 1993, File No. 0-22480, and incorporated herein by reference)
3.2	Certificate of Amendment of Restated Certificate of Incorporation of the Company, dated June 1, 1999 (included as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 26, 1999, File No. 0-22480, and incorporated herein by reference)
3.3	Certificate of Amendment of Restated Certificate of Incorporation of the Company, dated June 5, 2001 (included as Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, File No. 0-22480, and incorporated herein by reference)
3.4	By-Laws of the Company, as amended (included as Exhibit 99.1 to the Company's Current Report on Form 8-K filed November 24, 1999, File No. 0-22480, and incorporated herein by reference)
Material Contracts
10.1	Lease Agreement, dated September 18, 1998, between the Company and National Fire Protection Association (included as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 26, 1998, File No. 0-22480, and incorporated herein by reference)
10.2	First Amendment to Lease Agreement, dated June 10, 1999, between the Company and National Fire Protection Association (included as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 26, 1999, File No. 0-22480, and incorporated herein by reference)
10.3	Second Amendment to Lease Agreement, dated October 29, 1999, between the Company and National Fire Protection Association (included as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 25, 1999, File No. 0-22480, and incorporated herein by reference)
10.4	Lease, dated March 1, 1999, between the Company and Birch Pond Realty Corporation (included as Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1998, File No. 0-22480, and incorporated herein by reference)
10.5	Amended and Restated 1993 Incentive and Nonqualified Stock Option Plan (included as Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1998, File No. 0-22480, and incorporated herein by reference)
10.6	Amended 1998 Employee Stock Purchase Plan (included as Appendix A to the Company's definitive Proxy Statement for its annual meeting of stockholders held on June 1, 2000, File No. 0-22480, and incorporated herein by reference)
10.7	2000 Incentive Compensation Plan (included as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 25, 2000, File No. 0-22480, and incorporated herein by reference)
10.8	2001 Incentive Compensation Plan (included as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 30, 2000, File No. 0-22480, and incorporated herein by reference)
10.9	2002 Incentive Compensation Plan

10.10	2001 Incentive and Non-Statutory Stock Option Plan, as amended (included as Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, File No. 0-22480, and incorporated herein by reference)
10.11	Deferred Compensation Plan dated January 1, 2002
10.12	Trust Agreement for the Deferred Compensation Plan dated January 1, 2002
10.13	Employment Letter Agreement, dated December 21, 1995, between the Company and Gordon R. Cooke (included as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 30, 1995, File No. 0-22480, and incorporated herein by reference)
10.14	Employment Letter Agreement, dated May 7, 1996, between the Company and John J. Hayes (included as Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended June 29, 1996, File No. 0-22480, and incorporated herein by reference)
10.15	Employment Letter Agreement, dated March 11, 1999, between the Company and Dennis J. Adomaitis (included as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 27, 1999, File No. 0-22480, and incorporated herein by reference)
10.16	Split Dollar Agreement and Assignment of Life Insurance Policy as Collateral, dated February 24, 1999, between the Company and Olga Conley (included as Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1998, File No. 0-22480, and incorporated herein by reference)
10.17	Split Dollar Agreement and Assignment of Life Insurance Policy as Collateral, dated February 24, 1999, between the Company and Gordon Cooke (included as Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1998, File No. 0-22480, and incorporated herein by reference)
10.18	Split Dollar Agreement and Assignment of Life Insurance Policy as Collateral, dated February 24, 1999, between the Company and John Hayes (included as Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1998, File No. 0-22480, and incorporated herein by reference)
10.19	Split Dollar Agreement and Assignment of Life Insurance Policy as Collateral, dated February 24, 1999, between the Company and Patricia Lee (included as Exhibit 10.24 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1998, File No. 0-22480, and incorporated herein by reference)
10.20	Split Dollar Agreement and Assignment of Life Insurance Policy as Collateral, dated November 18, 1999, between the Company and Dennis Adomaitis (included as Exhibit 10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended December 25, 1999, File No. 0-22480, and incorporated herein by reference)
10.21	Amended and Restated Split Dollar Agreement and Assignment of Life Insurance Policy as Collateral, dated March 30, 2001, between the Company and Gordon R. Cooke (included as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, File No. 0-22480, and incorporated herein by reference)
10.22	Severance Agreement, dated April 3, 2000, between the Company and Dennis J. Adomaitis (included as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 24, 2000, File No. 0-22480, and incorporated herein by reference)
10.23	Severance Agreement, dated April 3, 2000, between the Company and Olga L. Conley (included as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 24, 2000, File No. 0-22480, and incorporated herein by reference)

10.24	Severance Agreement, dated April 3, 2000, between the Company and Gordon R. Cooke (included as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 24, 2000, File No. 0-22480, and incorporated herein by reference)
10.25	Severance Agreement, dated April 3, 2000, between the Company and John J. Hayes (included as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 24, 2000, File No. 0-22480, and incorporated herein by reference)
10.26	Severance Agreement, dated April 3, 2000, between the Company and Patricia C. Lee (included as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 24, 2000, File No. 0-22480, and incorporated herein by reference)
10.27	Grant of Security Interest in Trademarks, dated June 5, 1997, between the Company and Citizens Bank of Massachusetts (included as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 1997, File No. 0-22480, and incorporated herein by reference)
10.28	Real Estate Note, dated July 30, 1997, between the Company and Citizens Bank of Massachusetts (included as Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 1997, File No. 0-22480, and incorporated herein by reference)
10.29	Mortgage, dated July 30, 1997, between the Company and Citizens Bank of Massachusetts (included as Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 1997, File No. 0-22480, and incorporated herein by reference)
10.30	First Amendment to Security Agreement, dated October 31, 1997, between the Company and Citizens Bank of Massachusetts (included as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 27, 1997, File No. 0-22480, and incorporated herein by reference)
10.31	First Amendment to Mortgage, dated October 31, 1997, between the Company and Citizens Bank of Massachusetts (included as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 27, 1997, File No. 0-22480, and incorporated herein by reference)
10.32	Replacement Revolving Note, dated October 31, 1997, between the Company and Citizens Bank of Massachusetts (included as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 27, 1997, File No. 0-22480, and incorporated herein by reference)
10.33	Second Amended and Restated Loan Agreement, dated March 5, 1998, between the Company and Citizens Bank of Massachusetts (included as Exhibit 10.27 to the Company's Annual Report on Form 10-K for the fiscal year ended December 27, 1997, File No. 0-22480, and incorporated herein by reference)
10.34	Second Amendment to Security Agreement, dated March 5, 1998, between the Company and Citizens Bank of Massachusetts (included as Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended December 27, 1997, File No. 0-22480, and incorporated herein by reference)
10.35	First Amendment to Second Amended and Restated Loan Agreement, dated June 30, 1998, between the Company and Citizens Bank of Massachusetts (included as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 27, 1998, File No. 0-22480, and incorporated herein by reference)
10.36	Second Amendment to Second Amended and Restated Loan Agreement, dated September 4, 1998, between the Company and Citizens Bank of Massachusetts (included as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 26, 1998, File No. 0-22480, and incorporated herein by reference)

10.37	Third Amendment to Second Amended and Restated Loan Agreement, dated September 4, 1998, between the Company and Citizens Bank of Massachusetts (included as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 26, 1998, File No. 0-22480, and incorporated herein by reference)
10.38	Second Replacement Revolving Note, dated September 4, 1998, between the Company and Citizens Bank of Massachusetts (included as Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 26, 1998, File No. 0-22480, and incorporated herein by reference)
10.39	Third Amendment to Security Agreement, dated September 4, 1998, between the Company and Citizens Bank of Massachusetts (included as Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 26, 1998, File No. 0-22480, and incorporated herein by reference)
10.40	Fourth Amendment to Second Amended and Restated Loan Agreement, dated as of December 31, 1998, by and between the Company and Citizens Bank of Massachusetts (included as Exhibit 10.55 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1998, File No. 0-22480, and incorporated herein by reference)
10.41	Fifth Amendment to Second Amended and Restated Loan Agreement, dated March 30, 1999, by and between the Company and Citizens Bank of Massachusetts (included as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 27, 1999, File No. 0-22480, and incorporated herein by reference)
10.42	Third Amended and Restated Loan Agreement, dated May 4, 1999, between the Company and Citizens Bank of Massachusetts (included as Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 27, 1999, File No. 0-22480, and incorporated herein by reference)
10.43	Third Replacement Revolving Note, dated May 4, 1999, between the Company and Citizens Bank of Massachusetts (included as Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 27, 1999, File No. 0-22480, and incorporated herein by reference)
10.44	First Amendment to Third Amended and Restated Loan Agreement, dated February 14, 2000, between the Company and Citizens Bank of Massachusetts (included as Exhibit 10.58 to the Company's Annual Report on Form 10-K for the fiscal year ended December 25, 1999, File No. 0-22480, and incorporated herein by reference)
10.45	Second Amendment to Third Amended and Restated Loan Agreement, dated March 24, 2000, between the Company and Citizens Bank of Massachusetts (included as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q from the quarter ended March 25, 2000, File No. 0-22480, and incorporated herein by reference)
10.46	Fourth Amended and Restated Loan Agreement, dated August 7, 2000, between the Company and Citizens Bank of Massachusetts (included as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 24, 2000, File No. 0-22480, and incorporated herein by reference)
10.47	Security Agreement, dated August 7, 2000, between The Birch Pond Group, Inc. and Citizens Bank of Massachusetts (included as Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 24, 2000, File No. 0-22480, and incorporated herein by reference)
10.48	Security Agreement, dated August 7, 2000, between QT Services Group, Inc. and Citizens Bank of Massachusetts (included as Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 24, 2000, File No. 0-22480, and incorporated herein by reference)

10.49	Security Agreement, dated August 7, 2000, between J. Jill Direct, Inc. and Citizens Bank of Massachusetts (included as Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 24, 2000, File No. 0-22480, and incorporated herein by reference)
10.50	Guaranty (Unlimited), dated August 7, 2000, between The Birch Pond Group, Inc. and Citizens Bank of Massachusetts (included as Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 24, 2000, File No. 0-22480, and incorporated herein by reference)
10.51	Guaranty (Unlimited), dated August 7, 2000, between QT Services Group, Inc. and Citizens Bank of Massachusetts (included as Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 24, 2000, File No. 0-22480, and incorporated herein by reference)
10.52	Guaranty (Unlimited), dated August 7, 2000, between J. Jill Direct, Inc. and Citizens Bank of Massachusetts (included as Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 24, 2000, File No. 0-22480, and incorporated herein by reference)
10.53	Pledge Agreement, dated August 7, 2000, between the Company and Citizens Bank of Massachusetts (included as Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 24, 2000, File No. 0-22480, and incorporated herein by reference)
10.54	Letter of Confirmation, dated August 7, 2000, between The Birch Pond Group, Inc. and Citizens Bank of Massachusetts (included as Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 24, 2000, File No. 0-22480, and incorporated herein by reference)
10.55	Letter of Confirmation, dated August 7, 2000, between J. Jill Direct, Inc. and Citizens Bank of Massachusetts (included as Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 24, 2000, File No. 0-22480, and incorporated herein by reference)
10.56	Letter of Confirmation, dated August 7, 2000, between QT Services Group, Inc. and Citizens Bank of Massachusetts (included as Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 24, 2000, File No. 0-22480, and incorporated herein by reference)
10.57	First Amendment to Third Replacement Revolving Note, dated August 7, 2000, between the Company and Citizens Bank of Massachusetts (included as Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 24, 2000, File No. 0-22480, and incorporated herein by reference)
10.58	First Amendment to Fourth Amended and Restated Loan Agreement, dated September 22, 2000, between the Company and Citizens Bank of Massachusetts (included as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 23, 2000, File No. 0-22480, and incorporated herein by reference)
10.59	Second Amendment to Fourth Amended and Restated Loan Agreement, dated as of December 29, 2000, between the Company and Citizens Bank of Massachusetts
10.60	Fifth Amended and Restated Loan Agreement, dated June 29, 2001, between the Company and Citizens Bank of Massachusetts, individually and as agent for the other lenders party to such agreement, HSBC Bank USA and Bank of New Hampshire, N.A. (included as Exhibit 99.1 to the Company's Current Report on Form 8-K filed July 17, 2001, File No. 0-22480, and incorporated herein by reference)
10.61	Security Agreement, dated June 29, 2001, between the Company and Citizens Bank of Massachusetts, as agent for the lenders (included as Exhibit 99.2 to the Company's Current Report on Form 8-K filed July 17, 2001, File No. 0-22480, and incorporated herein by reference)
10.62	Security Agreement, dated June 29, 2001, between The Birch Pond Group, Inc. and Citizens Bank of Massachusetts, as agent for the lenders (included as Exhibit 99.3 to the Company's Current Report on Form 8-K filed July 17, 2001, File No. 0-22480, and incorporated herein by reference)

10.63	Security Agreement, dated June 29, 2001, between QT Services Group, Inc. and Citizens Bank of Massachusetts, as agent for the lenders (included as Exhibit 99.4 to the Company's Current Report on Form 8-K filed July 17, 2001, File No. 0-22480, and incorporated herein by reference)
10.64	Security Agreement, dated June 29, 2001, between J. Jill Direct, Inc. and Citizens Bank of Massachusetts, as agent for the lenders (included as Exhibit 99.5 to the Company's Current Report on Form 8-K filed July 17, 2001, File No. 0-22480, and incorporated herein by reference)
10.65	Guaranty (Unlimited), dated June 29, 2001, between The Birch Pond Group, Inc. and Citizens Bank of Massachusetts, as agent for the lenders (included as Exhibit 99.6 to the Company's Current Report on Form 8-K filed July 17, 2001, File No. 0-22480, and incorporated herein by reference)
10.66	Guaranty (Unlimited), dated June 29, 2001, between QT Services Group, Inc. and Citizens Bank of Massachusetts, as agent for the lenders (included as Exhibit 99.7 to the Company's Current Report on Form 8-K filed July 17, 2001, File No. 0-22480, and incorporated herein by reference)
10.67	Guaranty (Unlimited), dated June 29, 2001, between J. Jill Direct, Inc. and Citizens Bank of Massachusetts, as agent for the lenders (included as Exhibit 99.8 to the Company's Current Report on Form 8-K filed July 17, 2001, File No. 0-22480, and incorporated herein by reference)
10.68	Revolving Note, dated June 29, 2001, by and between the Company and Citizens Bank of Massachusetts (included as Exhibit 99.9 to the Company's Current Report on Form 8-K filed July 17, 2001, File No. 0-22480, and incorporated herein by reference)
10.69	Revolving Note, dated June 29, 2001, by and between the Company and HSBC Bank USA (included as Exhibit 99.10 to the Company's Current Report on Form 8-K filed July 17, 2001, File No. 0-22480, and incorporated herein by reference)
10.70	Revolving Note, dated June 29, 2001, by and between the Company and Bank of New Hampshire, N.A. (included as Exhibit 99.11 to the Company's Current Report on Form 8-K filed July 17, 2001, File No. 0-22480, and incorporated herein by reference)
10.71	Pledge Agreement, dated June 29, 2001, between the Company and Citizens Bank of Massachusetts, as agent for the lenders (included as Exhibit 99.12 to the Company's Current Report on Form 8-K filed July 17, 2001, File No. 0-22480, and incorporated herein by reference)
10.72	Letter of Confirmation, dated June 29, 2001, by The Birch Pond Group, Inc. to Citizens Bank of Massachusetts, as agent for the lenders (included as Exhibit 99.13 to the Company's Current Report on Form 8-K filed July 17, 2001, File No. 0-22480, and incorporated herein by reference)
10.73	Letter of Confirmation, dated June 29, 2001, by J. Jill Direct, Inc. to Citizens Bank of Massachusetts, as agent for the lenders (included as Exhibit 99.14 to the Company's Current Report on Form 8-K filed July 17, 2001, File No. 0-22480, and incorporated herein by reference)
10.74	Letter of Confirmation, dated June 29, 2001, by QT Services Group, Inc. to Citizens Bank of Massachusetts, as agent for the lenders (included as Exhibit 99.15 to the Company's Current Report on Form 8-K filed July 17, 2001, File No. 0-22480, and incorporated herein by reference)
10.75	Grant of Security Interest in Trademarks, dated June 29, 2001, between the Company and Citizens Bank of Massachusetts, as agent for the lenders (included as Exhibit 99.16 to the Company's Current Report on Form 8-K filed July 17, 2001, File No. 0-22480, and incorporated herein by reference)
10.76	First Amendment to Fifth Amended and Restated Loan Agreement, dated August 28, 2001, between the Company and Citizens Bank of Massachusetts, individually and as agent for the other lenders party to such agreement, HSBC Bank USA and Bank of New Hampshire, N.A. (included as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q from the quarter ended September 29, 2001, File No. 0-22480, and incorporated herein by reference)

10.77	Master Security Agreement, dated as of December 23, 1998, by and between the Company and Citizens Leasing Corporation (included as Exhibit 10.59 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1998, File No. 0-22480, and incorporated herein by reference)
10.78	Amendment No. 1 to the Master Security Agreement, dated as of December 23, 1998, by and between the Company and Citizens Leasing Corporation (included as Exhibit 10.60 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1998, File No. 0-22480, and incorporated herein by reference)
10.79	Secured Promissory Note, dated as of December 23, 1998, by and between the Company and Citizens Leasing Corporation (included as Exhibit 10.61 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1998, File No. 0-22480, and incorporated herein by reference)
10.80	Secured Promissory Note, dated as of December 23, 1998, by and between the Company and Citizens Leasing Corporation (included as Exhibit 10.62 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1998, File No. 0-22480, and incorporated herein by reference)
10.81	Secured Promissory Note, dated March 30, 1999, between the Company and Citizens Leasing Corporation (included as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 27, 1999, File No. 0-22480, and incorporated herein by reference)
10.82	Secured Promissory Note, dated March 30, 1999, between the Company and Citizens Leasing Corporation (included as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 27, 1999, File No. 0-22480, and incorporated herein by reference)
10.83	Consent Agreement, dated March 1, 1999, between the Company and Citizens Bank of Massachusetts (included as Exhibit 10.71 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1998, File No. 0-22480, and incorporated herein by reference)
10.84	Mortgage Note, dated March 1, 1999, between Birch Pond Realty Corporation and John Hancock Real Estate Finance, Inc. (included as Exhibit 10.63 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1998, File No. 0-22480, and incorporated herein by reference)
10.85	Assignment of Leases and Rents, dated March 1, 1999, between Birch Pond Realty Corporation and John Hancock Real Estate Finance, Inc. (included as Exhibit 10.64 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1998, File No. 0-22480, and incorporated herein by reference)
10.86	Mortgage, Assignment of Leases and Rents and Security Agreement, dated March 1, 1999, between Birch Pond Realty Corporation and John Hancock Real Estate Finance, Inc. (included as Exhibit 10.65 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1998, File No. 0-22480, and incorporated herein by reference)
10.87	Assignment of Agreements, Permits and Contracts, dated March 1, 1999, between Birch Pond Realty Corporation and John Hancock Real Estate Finance, Inc. (included as Exhibit 10.66 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1998, File No. 0-22480, and incorporated herein by reference)
10.88	Indemnification Agreement, dated March 1, 1999, between the Company, Birch Pond Realty Corporation and John Hancock Real Estate Finance, Inc. (included as Exhibit 10.67 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1998, File No. 0-22480, and incorporated herein by reference)

10.89	Guaranty Agreement, dated March 1, 1999, between the Company and John Hancock Real Estate Finance, Inc. (included as Exhibit 10.68 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1998, File No. 0-22480, and incorporated herein by reference)
10.90	Replacement Reserve Agreement, dated March 1, 1999, by and between Birch Pond Realty Corporation and John Hancock Real Estate Finance, Inc. (included as Exhibit 10.69 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1998, File No. 0-22480, and incorporated herein by reference)
10.91	Tenant Improvement and Leasing Commissions Agreement, dated March 1, 1999, between Birch Pond Realty Corporation and John Hancock Real Estate Finance, Inc. (included as Exhibit 10.70 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1998, File No. 0-22480, and incorporated herein by reference)
10.92	Subordination of Mortgage, dated June 28, 1999, between Birch Pond Realty Corporation and John Hancock Real Estate Finance, Inc. (included as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 26, 1999, File No. 0-22480, and incorporated herein by reference)
10.93	First Modification of Mortgage, Assignment of Leases and Rents and Security Agreement, dated June 28, 1999, between Birch Pond Realty Corporation and John Hancock Real Estate Finance, Inc. (included as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 26, 1999, File No. 0-22480, and incorporated herein by reference)
10.94	Partial Release, dated June 28, 1999, between Birch Pond Realty Corporation and John Hancock Real Estate Finance, Inc. (included as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 26, 1999, File No. 0-22480, and incorporated herein by reference)
10.95	Reaffirmation of Guaranty and Indemnity Agreements, dated June 28, 1999, between the Company and Birch Pond Realty Corporation in favor or John Hancock Real Estate Finance, Inc. (included as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 26, 1999, File No. 0-22480, and incorporated herein by reference)
10.96	Loan Agreement, dated March 30, 1999, between the Company and Belknap County Economic Development Council, Inc. (included as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 27, 1999, File No. 0-22480, and incorporated herein by reference)
10.97	Security Agreement, dated March 30, 1999, between the Company and Belknap County Economic Development Council, Inc. (included as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 27, 1999, File No. 0-22480, and incorporated herein by reference)
10.98	Note, dated March 30, 1999, between the Company and Belknap County Economic Development Council, Inc. (included as Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 27, 1999, File No. 0-22480, and incorporated herein by reference)
10.99	Form of Stock Purchase Agreement from February 6, 2001, Private Placement (included as Exhibit 4.1 to the Company's Form 8-K filed February 13, 2001, File No. 0-22480, and incorporated herein by reference)
List of Subsidiaries of the Registrant
21.1	List of Subsidiaries of the Registrant at December 29, 2001
Consent of Experts
23.1	Consent of PricewaterhouseCoopers LLP dated March 28, 2002

        (b)    Reports on Form 8-K

  The Company filed no reports on Form 8-K during the quarter ended December 29, 2001.

SIGNATURES

        Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE J. JILL GROUP, INC.
Dated: March 28, 2002
	By:	/s/ GORDON R. COOKE Gordon R. Cooke President, Chief Executive Officer, Chairman of the Board of Directors and Director (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GORDON R. COOKE Gordon R. Cooke	President, Chief Executive Officer, Chairman of the Board of Directors and Director (Principal Executive Officer)	March 28, 2002
/s/ OLGA L. CONLEY Olga L. Conley	President—Corporate Services, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 28, 2002
/s/ LINDA L. TRUDEL Linda L. Trudel	Vice President/Corporate Controller (Principal Accounting Officer)	March 28, 2002
/s/ WILLIAM E. ENGBERS William E. Engbers	Director	March 28, 2002
/s/ BRETT D. HEFFES Brett D. Heffes	Director	March 28, 2002
/s/ THOMAS J. LITLE Thomas J. Litle	Director	March 28, 2002
/s/ RUTH M. OWADES Ruth M. Owades	Director	March 28, 2002
/s/ SAMUEL L. SHANAMAN Samuel L. Shanaman	Director	March 28, 2002
/s/ JONATHAN P. WARD Jonathan P. Ward	Director	March 28, 2002

THE J. JILL GROUP, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 29, 2001
EXHIBIT INDEX

Material Contracts
10.9	2002 Incentive Compensation Plan
10.11	Deferred Compensation Plan dated January 1, 2002
10.12	Trust Agreement for the Deferred Compensation Plan dated January 1, 2002
List of Subsidiaries of the Registrant
21.1	List of Subsidiaries of the Registrant at December 29, 2001
Consent of Experts
23.1	Consent of PricewaterhouseCoopers LLP dated March 28, 2002

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
Index
PART I
PART II
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
SCHEDULE II
PART III
PART IV
SIGNATURES
EXHIBIT INDEX