Form 10-Q
period 2002-03-30
J JILL GROUP INC
filed 2002-05-13
CIK 910721

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-22480

The J. Jill Group, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	04-2973769 (I.R.S. Employer Identification No.)
4 Batterymarch Park, Quincy, MA (Address of Principal Executive Offices)	02169 (Zip Code)

Registrant's telephone number, including area code: (617) 376-4300

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Shares outstanding of the Registrant's common stock (par value $0.01) at May 3, 2002: 12,699,862

THE J. JILL GROUP, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 30, 2002

		Page
PART I—FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements
	Consolidated Balance Sheets at March 30, 2002, March 31, 2001 and December 29, 2001	3
	Consolidated Statements of Operations for the three months ended March 30, 2002 and March 31, 2001	4
	Consolidated Statements of Cash Flows for the three months ended March 30, 2002 and March 31, 2001	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	17
PART II—OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	18
Signatures		19

THE J. JILL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	March 30, 2002	March 31, 2001	December 29, 2001
ASSETS
Current assets:
Cash and cash equivalents	$32,879	$26,344	$30,152
Cash held in escrow	668	588	498
Accounts receivable, net	8,546	3,781	13,615
Inventory	30,972	42,992	31,855
Prepaid catalog expenses	4,297	4,234	4,583
Deferred income taxes	7,356	7,628	7,431
Other current assets	4,158	2,267	3,612

Total current assets	88,876	87,834	91,746
Property and equipment, net	90,039	68,603	86,554
Deferred income taxes	—	1,431	237
Other non-current assets	2,058	1,789	1,440

Total assets	$180,973	$159,657	$179,977

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10,433	$13,364	$13,348
Accrued expenses	12,297	11,273	15,736
Accrued customer returns	5,806	7,117	6,562
Current portion of long-term debt	1,698	6,863	1,755

Total current liabilities	30,234	38,617	37,401
Long-term debt, less current portion	15,151	16,851	15,590
Deferred credits from landlords	15,290	5,445	14,049
Deferred income taxes	271	—	—
Commitments
Stockholders' equity:
Special preferred stock (par value $0.01) 1,000,000 shares authorized	—	—	—
Common stock (par value $0.01) 30,000,000 shares authorized, 12,398,568, 11,866,662 and 12,070,466 shares issued and outstanding as of March 30, 2002, March 31, 2001 and December 29, 2001, respectively	124	119	121
Additional paid-in capital	98,440	92,207	94,049
Retained earnings	21,463	6,418	18,767

Total stockholders' equity	120,027	98,744	112,937

Total liabilities and stockholders' equity	$180,973	$159,657	$179,977

The accompanying notes are an integral part of the consolidated financial statements.

THE J. JILL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	March 30, 2002	March 31, 2001
Net sales	$73,357	$63,332
Cost of products and merchandising	47,936	44,292

Gross margin	25,421	19,040
Selling, general and administrative expenses	20,668	17,445

Income before interest and taxes	4,753	1,595
Interest, net	211	223

Income before taxes	4,542	1,372
Income tax provision	1,846	576

Net income	$2,696	$796

Earnings per share:
Basic	$0.22	$0.07
Diluted	$0.21	$0.07
Weighted average shares outstanding:
Basic	12,240	11,265
Diluted	13,041	12,017

The accompanying notes are an integral part of the consolidated financial statements.

THE J. JILL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 30, 2002	March 31, 2001
Cash flows provided by operating activities:
Net income	$2,696	$796
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,783	1,884
Deferred income taxes	583	98
Changes in assets and liabilities:
Decrease in accounts receivable	5,069	4,698
(Increase) decrease in inventory	883	(5,118)
(Increase) decrease in prepaid catalog expenses	286	(118)
Increase in other assets	(1,032)	(740)
Decrease in accounts payable	(3,119)	(596)
Decrease in accrued expenses	(1,861)	(1,729)
Increase (decrease) in accrued customer returns	(756)	384
Increase in deferred credits from landlords	1,241	485

Net cash provided by operating activities	6,773	44
Cash flows used in investing activities:
Increase in cash held in escrow	(170)	(181)
Additions to property and equipment	(6,212)	(6,148)

Net cash used in investing activities	(6,382)	(6,329)
Cash flows provided by financing activities:
Borrowings under debt agreements	6,260	28,650
Payments of debt borrowings	(6,756)	(26,321)
Proceeds from stock transactions	2,832	28,706

Net cash provided by financing activities	2,336	31,035
Net increase in cash and cash equivalents	2,727	24,750
Cash and cash equivalents at:
Beginning of period	30,152	1,594

End of period	$32,879	$26,344

Supplemental information:
Non-cash investing activities:
Construction in progress accrued, not paid	$1,676	$880

The accompanying notes are an integral part of the consolidated financial statements.

THE J. JILL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

        The financial statements included herein have been prepared by The J. Jill Group, Inc. (together with its wholly owned consolidated subsidiaries, the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and in the opinion of management contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. Accordingly, although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2001 ("fiscal 2001"). As a retailer, the Company is subject to seasonal fluctuations in net sales. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

A.    Nature of business:

        The Company is a specialty retailer of high quality women's apparel, accessories and footwear that markets its products through its catalogs, retail stores and e-commerce website.

B.    Reclassifications:

        Certain amounts in the prior year financial statements and related notes have been reclassified to conform to the current period presentation. In addition to certain reclassifications in the accompanying financial statements, segment information for the three months ended March 31, 2001 has been presented to conform to current period presentation and management's current internal reporting structure.

C.    Debt:

        The Company's credit facilities at March 30, 2002 consisted of (i) a $50,000,000 revolving credit facility (the "Revolving Credit Facility"); (ii) a $12,000,000 real estate loan (the "Tilton Facility Loan"); and (iii) a $9,500,000 equipment loan (the "Equipment Loan").

        The Company entered into the Revolving Credit Facility on June 29, 2001 to replace its prior revolving credit facility. The Revolving Credit Facility was subsequently amended to, among other things, change the maximum number of new retail store openings allowed under the agreement from 25 per year for fiscal 2001 and fiscal 2002 to 50 for the two-year period with no annual maximum. The Company is currently negotiating to further increase this maximum for the two-year period. The Revolving Credit Facility is collateralized by substantially all the personal property, both tangible and intangible, of the Company. The Revolving Credit Facility matures on June 1, 2003 and at March 30, 2002 bore interest at 4.75% per annum. The amount available under the Revolving Credit Facility is reduced by outstanding borrowings and outstanding letters of credit. Outstanding borrowings may not exceed $20,000,000 and bear interest at an annual rate equal to the prime lending rate announced by one of the participating banks or the LIBOR lending rate. There were no outstanding borrowings on the Revolving Credit Facility at March 30, 2002. At March 31, 2001 borrowings under the prior revolving credit facility totaled $4,940,000. Outstanding letters of credit totaled $17,156,000 at March 30, 2002 compared to $15,940,000 under the prior revolving credit facility at March 31, 2001. Availability under the Revolving Credit Facility at March 30, 2002 was $32,844,000. Outstanding letters of credit do not bear interest. The Company is required to pay a commitment fee of 1/4 of 1% per annum on the unused portion of the Revolving Credit Facility.

THE J. JILL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

        The Tilton Facility Loan is collateralized by a mortgage lien on the Company's operations, fulfillment and distribution center in Tilton, New Hampshire (the "Tilton facility"). The Tilton facility is owned by Birch Pond Realty Corporation, a wholly owned subsidiary of The J. Jill Group, Inc., and leased to The J. Jill Group, Inc. Payments of principal and interest on the Tilton Facility Loan, a 10-year loan, are due monthly, based on a 20-year amortization, with a balloon payment of the remaining balance payable on April 1, 2009. The interest rate on the Tilton Facility Loan is fixed at 7.30% per annum. The Equipment Loan is collateralized by substantially all of the Company's materials handling equipment. The Equipment Loan requires monthly payments of principal and interest through its maturity on December 1, 2005, and has a weighted average interest rate of 7.62% per annum.

        The Company's credit facilities contain various lending conditions and covenants including restrictions on permitted liens. Certain credit facilities also require compliance with certain debt service coverage and other financial ratios. The Company was in compliance with the financial covenants associated with its credit facilities as of and for the quarters ended March 30, 2002 and March 31, 2001. At March 30, 2002 the Company estimated the fair value of its outstanding borrowings to be $19,130,000.

        A summary of the Company's outstanding long-term debt follows (in thousands):

	March 30, 2002	March 31, 2001	December 29, 2001
Real estate loans	$11,177	$11,479	$11,257
Equipment loans	5,591	6,816	5,906
Furniture loans	—	347	89
Revolving credit borrowings	—	4,940	—
Capitalized lease obligations	81	132	93

Total long-term debt	16,849	23,714	17,345
Less current maturities	(1,698)	(6,863)	(1,755)

Long-term debt, less current portion	$15,151	$16,851	$15,590

D.    Earnings per share:

        A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations follows (in thousands, except per share data):

	Three Months Ended
	March 30, 2002	March 31, 2001
Numerator:
Net income	$2,696	$796

Denominator (shares):
Basic weighted average shares outstanding	12,240	11,265
Assumed exercise of stock options	801	752

Diluted weighted average shares outstanding	13,041	12,017

Earnings per share:
Basic	$0.22	$0.07
Diluted	$0.21	$0.07

THE J. JILL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

        During the first quarter of fiscal 2002, options to purchase 261,000 shares of the Company's common stock were granted and options to purchase 303,069 shares of common stock were exercised pursuant to the Company's stock option plans. Also during the first quarter of fiscal 2002, the Company received $2,488,000 in cash from the exercise of stock options and recorded a related tax benefit of $1,562,000.

        Between March 30, 2002 and May 3, 2002 options to purchase 301,294 shares of common stock were exercised pursuant to the Company's stock option plans.

E.    Commitments:

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

        During the first quarter of fiscal 2002, the Company entered into leases for nine retail stores, each having terms of approximately 10 years. At March 30, 2002, the future minimum lease payments for operating leases having a remaining term in excess of one year at such date, including the nine operating leases entered into during the quarter, were as follows (in thousands):

For the remainder of fiscal 2002	$10,929
Fiscal 2003	15,173
Fiscal 2004	15,432
Fiscal 2005	15,523
Fiscal 2006	15,713
Thereafter	74,062

Total	$146,832

F.    Deferred credits from landlords:

        Deferred credits from landlords includes step rent and allowances from landlords related to the Company's retail store leases. The benefit of these deferred credits is recognized over the lease term.

G.    Segment information:

        The Company currently has two reportable business segments, direct and retail. Each segment is separately managed and utilizes distinct distribution, marketing and inventory management strategies. The direct segment markets merchandise through catalogs and an e-commerce website. The retail segment markets merchandise through retail stores. Results from the Company's catalog outlet stores are included in the direct segment. Segment reporting is intended to give financial statement users a view of the Company "through the eyes of management." The Company's internal management reporting is the basis for the information disclosed for its business segments.

THE J. JILL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

        The Company evaluates its segment profitability based on the direct contribution of each segment. Direct contribution represents each segment's net sales less direct costs related to the segment's operations. Direct costs for both segments include merchandise acquisition and control costs and provisions for markdowns. Direct costs also include catalog costs, certain order processing costs and e-commerce selling costs for the direct segment and retail store selling, occupancy and administrative costs for the retail segment. Direct contribution less unallocated shared-service costs and general and administrative expenses is equal to income before interest and taxes. Unallocated shared-service costs include distribution and warehousing costs as well as merchandising and product development costs. General and administrative expenses include corporate executive management costs, support service costs (e.g. shared information systems, finance and human resources) and corporate headquarters occupancy costs. Segment assets are those that are directly used in or identified with segment operations, including inventory in stores, fixed assets primarily related to store construction, accounts receivable and other operating assets. Unallocated assets include corporate cash and cash equivalents, the Company's corporate headquarters and distribution facility, corporate information systems, deferred tax amounts, all inventory except inventory in stores and other corporate assets. The accounting policies of the Company's segments are the same as those described in Note B to the Company's Annual Report on Form 10-K for fiscal 2001. In addition, inter-segment balances and transactions have been eliminated.

        The following tables provide financial information by segment and a reconciliation of segment direct contribution to income before interest and taxes (in thousands):

	Three Months Ended
	March 30, 2002	March 31, 2001
Net sales:
Direct	$51,178	$52,982
Retail	22,411	10,787
Other (1)	(232)	(437)

Total net sales	$73,357	$63,332

Direct contribution reconciliation:
Direct	$16,414	$12,071
Retail	(855)	(1,263)

Total direct contribution	15,559	10,808
Unallocated shared-service costs	(6,099)	(5,575)
General and administrative expenses	(4,707)	(3,638)

Income before interest and taxes	$4,753	$1,595

(1)
Other represents certain sales allowances not specifically attributable to the direct or retail business segments.

	Direct	Retail	Unallocated Assets	Total
Identifiable assets:
March 30, 2002	$8,762	$62,552	$109,659	$180,973
March 31, 2001	$6,263	$31,975	$121,419	$159,657

THE J. JILL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

H.    Deferred compensation:

        Effective January 1, 2002, the Company established an unfunded deferred compensation plan (the "Plan") to provide benefits for management and members of the Board of Directors. The Plan provides for (i) elective deferrals of salary and incentive compensation on a pre-tax basis within limits specified by the Plan ("compensation deferrals"), (ii) discretionary contributions by the Company ("discretionary contributions"), which may be made subject to vesting requirements, and (iii) certain other contributions by the Company to be made in connection with the Company's annual discretionary match for its 401(k) Plan, if any ("other contributions"). Participants in the Plan are required to designate how they would like their compensation deferrals, discretionary contributions and other contributions to be measured based on the various measurement options provided by the Plan. At March 30, 2002, a deferred compensation liability to employees of $410,000 was included in accrued expenses in the accompanying consolidated balance sheet.

        Separately, the Company, in its discretion, transferred $817,000 to a trust. The trust assets are invested in corporate owned life insurance in a manner that is designed to approximate the measurement designations of the Plan participants, for both vested and unvested balances. Changes in value of the trust assets are intended to mirror changes in value of the participants' deferred compensation accounts. The trust assets are included in other non-current assets on the accompanying consolidated balance sheet at March 30, 2002.

I.    Recent accounting standards:

        In August 2001, the Financial Accounting Standards Board issued Statement No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes Statement No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 ("APB 30"), "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Because SFAS 121 did not address the accounting for a segment of a business accounted for as a discontinued operation under APB 30, two accounting models existed for long-lived assets to be disposed of. SFAS 144 establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of. It also addresses certain significant implementation issues under SFAS 121. The Company adopted the provisions of SFAS 144 as of the beginning of fiscal 2002. The Company has determined that SFAS 144 had no effect on the Company's consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        This Form 10-Q, including the following discussion, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, the words "projected," "anticipated," "planned," "expected" and similar expressions are intended to identify forward-looking statements. In particular, statements regarding future financial targets or trends are forward-looking statements. Forward-looking statements are not guarantees of the Company's future financial performance, and undue reliance should not be placed on them. The Company's actual results, performance or achievements may differ significantly from the results discussed in or implied by the forward-looking statements. Factors that might cause such a difference include, but are not limited to, the following: the continued success or possible future failure of the retail store initiative; the ability of the Company to effectively manage its operations and growth in a multiple distribution channel environment; significant changes in customer acceptance of the Company's product offerings; changes in competition in the apparel industry; changes in consumer spending, fashion trends and consumer preferences; changes in, or the failure to comply with, federal and state tax and other government regulations; the customary risks of purchasing merchandise abroad, including longer lead times, higher initial purchase commitments and foreign currency fluctuations; possible future increases in expenses and labor and employee benefit costs; the ability of the Company to attract and retain qualified personnel; business abilities and judgment of management; the existence or absence of brand awareness; the existence or absence of publicity, advertising and promotional efforts; the success or failure of operating initiatives; the mix of the Company's sales between full price and liquidation merchandise; general economic and business conditions and other factors. See also Item 1A, "Risk Factors," included in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2001 ("fiscal 2001"). The Company disclaims any intent or obligation to update any forward-looking statements.

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

        Net sales for the three months ended March 30, 2002 ("first quarter fiscal 2002") increased by 15.8% to $73.4 million from $63.3 million during the three months ended March 31, 2001 ("first quarter fiscal 2001"). Income before interest and taxes for first quarter fiscal 2002 was $4.8 million, or 6.5% of net sales, compared to $1.6 million, or 2.5% of net sales, for first quarter fiscal 2001. Net income was $2.7 million, or $0.21 per diluted share, for first quarter fiscal 2002 compared to $0.8 million, or $0.07 per diluted share, for first quarter fiscal 2001.

Results of Operations

        The following table presents the Company's consolidated statements of operations expressed as a percentage of net sales:

	Three Months Ended
	March 30, 2002	March 31, 2001
Net sales	100.0%	100.0%
Cost of products and merchandising	65.3	69.9

Gross margin	34.7	30.1
Selling, general and administrative expenses	28.2	27.6

Income before interest and taxes	6.5	2.5
Interest, net	0.3	0.3

Income before taxes	6.2	2.2
Income tax provision	2.5	0.9

Net income	3.7%	1.3%

        The following table presents certain selected operating data:

	Three Months Ended
	March 30, 2002	March 31, 2001
Direct
Circulation (1):
Catalogs (in thousands)	16,000	15,300
Square inches (in millions)	108,800	109,200
Twelve-month buyers (2)	1,005,000	1,022,000
Customer e-mail addresses	664,000	578,000
Retail (3)
Stores open
Beginning of period	51	22
End of period	55	24
Store weeks in operation (4)	670	294
Total Company
J. Jill private label credit card holders	336,000	215,000
(1)
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

(3)
Retail information relates to the Company's retail stores only and does not include data for the Company's catalog outlet stores.

(4)
The number of store weeks in operation refers to the sum of the number of weeks that each retail store was in operation during the period.

        The following table summarizes net sales by segment (in thousands):

	Three Months Ended
	March 30, 2002	March 31, 2001
Direct	$51,178	$52,982
Retail	22,411	10,787
Other (1)	(232)	(437)

Total net sales	$73,357	$63,332

(1)
Other represents certain sales allowances not specifically attributable to the direct or retail business segments.

Comparison of First Quarter Fiscal 2002 to First Quarter Fiscal 2001

        Net sales increased by $10.0 million, or 15.8%, to $73.4 million during first quarter fiscal 2002 from $63.3 million during first quarter fiscal 2001. First quarter fiscal 2002 retail segment net sales increased by 107.8% to $22.4 million from $10.8 million in first quarter fiscal 2001 largely as a result of increased store count. At March 30, 2002 the Company had 55 retail stores open compared to 24 at March 31, 2001. Direct segment net sales decreased by 3.4% on 0.4% less square inches circulated. This decrease is primarily as a result of lower promotional activity during first quarter fiscal 2002 as compared to first quarter fiscal 2001. E-commerce net sales represented 28.0% of total direct segment net sales during first quarter fiscal 2002 compared to 23.4% during first quarter fiscal 2001.

        Gross margin represents net sales less cost of products and merchandising. Cost of products and merchandising consists primarily of merchandise development, control and acquisition costs, provisions for markdowns, order processing and customer service costs, distribution facility costs and occupancy costs for the Company's stores. During first quarter fiscal 2002, the Company's gross margin increased by $6.4 million, or 33.5%, to $25.4 million from $19.0 million during first quarter fiscal 2001. As a percentage of net sales, gross margin increased to 34.7% during first quarter fiscal 2002 from 30.1% during first quarter fiscal 2001. This increase in gross margin as a percentage of net sales was primarily attributable to increased full price sales volumes, better inventory management and higher initial markups. These factors were partially offset by the deleveraging of higher retail occupancy and depreciation costs associated with the Company's retail store rollout.

        Selling, general and administrative expenses consist of costs to produce, print and distribute catalogs, as well as e-commerce website, retail store selling and corporate administrative costs. During first quarter fiscal 2002, selling, general and administrative expenses increased by $3.2 million, or 18.5%, to $20.7 million from $17.4 million during first quarter fiscal 2001. Selling, general and administrative expenses as a percentage of net sales increased to 28.2% during first quarter fiscal 2002 from 27.6% during first quarter fiscal 2001. This increase in selling, general and administrative expenses as a percentage of net sales was largely as a result of higher employee benefit and compensation expenses.

        First quarter fiscal 2002 interest income and interest expense were unchanged from first quarter fiscal 2001 levels of $0.2 million and $0.4 million, respectively.

        The Company provides for income taxes at an effective tax rate that includes the full federal and state statutory tax rates. The Company's effective tax rate for first quarter fiscal 2002 was 40.6% compared to 42.0% for first quarter fiscal 2001. The decreased effective tax rate for first quarter fiscal 2002 reflects a decrease in the projected amount of non-deductible expenses for fiscal 2002 as compared to fiscal 2001.

Segment Direct Contribution

        The Company currently has two reportable business segments, direct and retail. Segment reporting is intended to give financial statement users a view of the Company "through the eyes of management." The Company's internal management reporting is the basis for the information disclosed for its business segments.

        The accounting policies of the Company's segments are the same as those described in Note B to the Company's Annual Report on Form 10-K for fiscal 2001. In addition, inter-segment balances and transactions have been eliminated. The Company evaluates its segment profitability based on the direct contribution of each segment. Direct contribution represents each segment's net sales less direct costs related to the segment's operations. Direct costs for both segments include merchandise acquisition and control costs and provisions for markdowns. Direct costs also include catalog costs, certain order processing costs and e-commerce selling costs for the direct segment and retail store selling, occupancy and administrative costs for the retail segment.

        The following table summarizes direct contribution (deficit) by segment (in thousands):

	Three Months Ended
	March 30, 2002	March 31, 2001
Direct	$16,414	$12,071
Retail	(855)	(1,263)

Total direct contribution	$15,559	$10,808

        The direct segment's first quarter fiscal 2002 direct contribution increased by $4.3 million, or 36.0%, compared to first quarter fiscal 2001. As a percentage of direct segment net sales, the direct segment's direct contribution increased to 32.1% during first quarter fiscal 2002 from 22.8% during first quarter fiscal 2001. This increase in direct contribution as a percentage of segment net sales was primarily attributable to higher gross margins associated with increased full price sales volumes, better inventory management and higher initial markups.

        The retail segment's first quarter fiscal 2002 direct deficit decreased by $0.4 million, or 32.3%, compared to first quarter fiscal 2001. This decrease in the retail segment's direct deficit is also largely due to higher gross margins achieved during first quarter fiscal 2002.

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

Liquidity and Capital Resources

        The Company's principal working capital needs arise from the need to support costs incurred in advance of revenue generation, primarily inventory acquisition and catalog development, production and mailing costs incurred prior to the beginning of each selling season. The Company has two selling seasons that correspond to the fashion seasons. The spring season begins in January and ends in July. The fall season begins in July and ends in January. The Company's capital investment needs arise from initiatives intended to support the growth of the Company, including the retail store rollout and improvements to the

Company's physical and operating infrastructure. During first quarter fiscal 2002, the Company funded its working capital and capital investment needs with cash generated from operations.

        The Company's cash and cash equivalents ("cash") increased by $2.7 million during first quarter fiscal 2002. Approximately $6.8 million in cash was generated from operations and $2.8 million in cash was received from stock transactions, primarily from the exercise of stock options during the period. Approximately $6.2 million was invested in property and equipment, primarily related to the Company's retail store rollout.    During first quarter fiscal 2002, net income before depreciation and amortization and collections on accounts receivable were the primary sources of cash from operations. The primary use of cash from operations was payments made on accounts payable.

        Cash increased by $24.8 million during first quarter fiscal 2001 largely as a result of proceeds received from the Company's private placement of common stock during the quarter as well as $2.3 million in cash from net borrowings. Approximately $6.1 million was invested in property and equipment, primarily related to the Company's retail store rollout. During first quarter fiscal 2001, net income before depreciation and amortization and collections on accounts receivable were the primary sources of cash from operations. The primary use of cash from operations was increases in inventory.

        Inventory levels at March 30, 2002 were 2.8% and 28.0% lower than at December 29, 2001 and March 31, 2001, respectively. The decrease in inventory levels at March 30, 2002 compared to March 31, 2001 is attributable to lower levels of prior season merchandise combined with ordering spring season inventory more conservatively and timing receipts closer to need. This tighter inventory management has resulted in lower overstocks and lower overall inventory levels.

        Accounts receivable balances at March 30, 2002 were 37.2% lower than at December 29, 2001 primarily as a result of collections associated with the Company's Holiday deferred billing program and landlord allowance receivables. Accounts receivable balances at March 30, 2002 were 126.0% higher than at March 31, 2001 primarily as a result of increased receivables associated with the Company's Spring deferred billing program and landlord allowances.

        Deferred credits from landlords relate to the Company's retail stores leases. The increase in deferred credits from landlords since March 31, 2001 is related to retail stores opened since that date.

        The Company's credit facilities at March 30, 2002 consisted of (i) a $50.0 million revolving credit facility (the "Revolving Credit Facility"); (ii) a $12.0 million real estate loan (the "Tilton Facility Loan"); and (iii) a $9.5 million equipment loan (the "Equipment Loan").

        The Company entered into the Revolving Credit Facility on June 29, 2001 to replace its prior revolving credit facility. The Revolving Credit Facility was subsequently amended to, among other things, change the maximum number of new retail store openings allowed under the agreement from 25 per year for fiscal 2001 and fiscal 2002 to 50 for the two-year period with no annual maximum. The Company is currently negotiating to further increase this maximum for the two-year period. The Revolving Credit Facility is collateralized by substantially all the personal property, both tangible and intangible, of the Company and matures on June 1, 2003. The amount available under the Revolving Credit Facility is reduced by outstanding borrowings and outstanding letters of credit. Outstanding borrowings may not exceed $20.0 million and bear interest at an annual rate equal to the prime lending rate announced by one of the participating banks or the LIBOR lending rate. There were no outstanding borrowings on the Revolving Credit Facility at March 30, 2002. At March 31, 2001 borrowings under the prior revolving credit facility totaled $4.9 million. Outstanding letters of credit totaled $17.2 million at March 30, 2002 compared to $15.9 million under the prior revolving credit facility at March 31, 2001. Availability under the Revolving Credit Facility at March 30, 2002 was $32.8 million. Outstanding letters of credit do not bear interest. The Company is required to pay a commitment fee of 1/4 of 1% per annum on the unused portion of the Revolving Credit Facility.

        The Tilton Facility Loan is collateralized by a mortgage lien on the Company's operations, fulfillment and distribution center in Tilton, New Hampshire (the "Tilton facility"). The Tilton facility is owned by Birch Pond Realty Corporation, a wholly owned subsidiary of The J. Jill Group, Inc., and leased to The J. Jill Group, Inc. The Equipment Loan is collateralized by substantially all of the Company's materials handling equipment.

        The Company's credit facilities contain various lending conditions and covenants including restrictions on permitted liens. Certain credit facilities also require compliance with certain debt service coverage and other financial ratios. The Company was in compliance with the financial covenants associated with its credit facilities as of and for the quarters ended March 30, 2002 and March 31, 2001. The weighted average interest rate for amounts outstanding under the Company's credit facilities during first quarter fiscal 2002 was 7.39% per annum.

        At March 30, 2002, the Company had 55 retail stores open. The Company plans to open 35 to 40 retail stores in fiscal 2002. The cash requirements related to the Company's retail store initiative are significant and are primarily comprised of leasehold improvements, net of landlord allowances, and initial inventory acquisition costs. The initial cash requirements for opening a new retail store are currently estimated at an average of approximately $0.7 million per store. In addition, at March 30, 2002, the combined future minimum lease payments due under the Company's retail store leases were approximately $131.4 million in aggregate and ranged up to $14.5 million per year.

        The Company expects that its cash on hand, cash available under its existing credit facilities and cash flows from operations will be sufficient to support the Company's capital and operating needs through fiscal 2002. The Company expects to utilize a significant portion of its cash generated from operations in fiscal 2002 to fund its planned retail store rollout. The Company believes that, if the current trend of business continues, it will generate enough cash from operations in fiscal 2002 to support all of its retail store rollout costs in fiscal 2002.

Future Financial Targets

        With respect to fiscal 2002, and assuming the current economic environment does not deteriorate further, the Company is targeting net sales for the year to increase by 15% to 20% over fiscal 2001 levels with diluted earnings per share ranging between $1.32 and $1.37, compared to $1.05 in fiscal 2001. For the second quarter of fiscal 2002, the Company is targeting net sales to range between $81.0 and $83.0 million and diluted earnings per share to range between $0.26 and $0.28, compared to $0.21 for the second quarter of fiscal 2001.

        The Company expects its positive gross margin trend to continue into the second quarter of fiscal 2002. Gross margin as a percentage of net sales for the second quarter of fiscal 2002 is targeted to increase by more than 300 basis points compared to the second quarter of fiscal 2001. Selling, general and administrative expenses as a percentage of net sales for the second quarter of fiscal 2002 are targeted to remain at first quarter fiscal 2002 levels. Second quarter selling, general and administrative expenses as a percentage of net sales are targeted to be almost 300 basis points higher than last year's second quarter levels. These are the Company's targets, not predictions of actual performance. Historically, the Company's performance has deviated, often materially, from its targets. See the first paragraph of this Item 2 for factors that might cause such deviations.

Recent Accounting Standards

        In August 2001, the Financial Accounting Standards Board issued Statement No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes Statement No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 ("APB 30"), "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a

Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Because SFAS 121 did not address the accounting for a segment of a business accounted for as a discontinued operation under APB 30, two accounting models existed for long-lived assets to be disposed of. SFAS 144 establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of. It also addresses certain significant implementation issues under SFAS 121. The Company adopted the provisions of SFAS 144 as of the beginning of fiscal 2002. The Company has determined that SFAS 144 had no effect on the Company's consolidated financial statements.

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

  (2)    Reports on Form 8-K

        The Company did not file any reports on Form 8-K during the quarter ended March 30, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE J. JILL GROUP, INC.
Dated: May 13, 2002	By:	/s/ OLGA L. CONLEY Olga L. Conley Authorized Officer President—Corporate Services, Chief Financial Officer and Treasurer (Principal Financial Officer)
Dated: May 13, 2002	By:	/s/ LINDA L. TRUDEL Linda L. Trudel Authorized Officer Vice President / Corporate Controller (Principal Accounting Officer)

QuickLinks

THE J. JILL GROUP, INC. INDEX TO QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 30, 2002
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