Form 10-Q
period 2002-06-29
J JILL GROUP INC
filed 2002-08-13
CIK 910721

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 29, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-22480

The J. Jill Group, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	04-2973769 (I.R.S. Employer Identification No.)
4 Batterymarch Park, Quincy, MA (Address of Principal Executive Offices)	02169 (Zip Code)

Registrant's telephone number, including area code: (617) 376-4300

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Shares outstanding of the Registrant's common stock (par value $0.01) at July 26, 2002: 19,339,299

THE J. JILL GROUP, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 29, 2002

THE J. JILL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	June 29, 2002	June 30, 2001	December 29, 2001
ASSETS
Current assets:
Cash and cash equivalents	$49,335	$20,001	$30,152
Cash held in escrow	805	762	498
Accounts receivable, net	5,900	1,543	13,615
Inventory	29,775	39,454	31,855
Prepaid catalog expenses	4,879	4,951	4,583
Deferred income taxes	7,202	7,563	7,431
Other current assets	4,747	3,153	3,612

Total current assets	102,643	77,427	91,746
Property and equipment, net	97,429	72,292	86,554
Deferred income taxes	—	1,222	237
Other non-current assets	3,098	1,592	1,440

Total assets	$203,170	$152,533	$179,977

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$14,264	$10,112	$13,348
Accrued expenses	14,726	10,937	15,736
Accrued customer returns	6,422	4,685	6,562
Current portion of long-term debt	1,731	1,896	1,755

Total current liabilities	37,143	27,630	37,401
Long-term debt, less current portion	14,707	16,410	15,590
Deferred credits from landlords	18,690	6,878	14,049
Deferred income taxes	639	—	—
Commitments
Stockholders' equity:
Special preferred stock (par value $0.01) 1,000,000 shares authorized	—	—	—
Common stock (par value $0.01) 30,000,000 shares authorized, 19,301,799, 11,916,611 and 12,070,466 shares issued and outstanding as of June 29, 2002, June 30, 2001 and December 29, 2001, respectively	193	119	121
Additional paid-in capital	103,920	92,499	94,049
Retained earnings	27,878	8,997	18,767

Total stockholders' equity	131,991	101,615	112,937

Total liabilities and stockholders' equity	$203,170	$152,533	$179,977

The accompanying notes are an integral part of the consolidated financial statements.

THE J. JILL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001
Net sales	$86,355	$66,193	$159,712	$129,525
Cost of products and merchandising	50,913	44,735	98,849	89,027

Gross margin	35,442	21,458	60,863	40,498
Selling, general and administrative expenses	24,488	16,835	45,156	34,280

Income before interest and taxes	10,954	4,623	15,707	6,218
Interest, net	173	176	384	399

Income before taxes	10,781	4,447	15,323	5,819
Income tax provision	4,366	1,868	6,212	2,444

Net income	$6,415	$2,579	$9,111	$3,375

Earnings per share:
Basic	$0.34	$0.14	$0.49	$0.19
Diluted	$0.32	$0.14	$0.46	$0.18
Weighted average shares outstanding:
Basic	19,051	17,832	18,705	17,365
Diluted	20,153	18,849	19,879	18,439

The accompanying notes are an integral part of the consolidated financial statements.

THE J. JILL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 29, 2002	June 30, 2001
Cash flows provided by operating activities:
Net income	$9,111	$3,375
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,791	3,942
Deferred income taxes	1,105	372
Changes in assets and liabilities:
Decrease in accounts receivable	7,715	6,936
(Increase) decrease in inventory	2,080	(1,580)
Increase in prepaid catalog expenses	(296)	(835)
Increase in other assets	(872)	(1,429)
Increase (decrease) in accounts payable	844	(3,848)
Increase (decrease) in accrued expenses	2,416	(1,997)
Decrease in accrued customer returns	(140)	(2,048)
Increase in deferred credits from landlords	4,641	1,918

Net cash provided by operating activities	32,395	4,806
Cash flows used in investing activities:
Increase in cash held in escrow	(307)	(355)
Investment in trust assets	(1,921)	—
Additions to property and equipment	(16,396)	(11,963)

Net cash used in investing activities	(18,624)	(12,318)
Cash flows provided by financing activities:
Borrowings under debt agreements	6,260	35,295
Payments of debt borrowings	(7,167)	(38,374)
Proceeds from stock transactions	6,319	28,998

Net cash provided by financing activities	5,412	25,919
Net increase in cash and cash equivalents	19,183	18,407
Cash and cash equivalents at:
Beginning of period	30,152	1,594

End of period	$49,335	$20,001

Supplemental information:
Non-cash investing activities:
Construction in progress accrued, not paid	$1,890	$812

The accompanying notes are an integral part of the consolidated financial statements.

THE J. JILL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

        The financial statements included herein have been prepared by The J. Jill Group, Inc. (together with its wholly owned consolidated subsidiaries, the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and in the opinion of management contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. Accordingly, although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the Company's consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2001 ("fiscal 2001"). As a retailer, the Company is subject to seasonal fluctuations in net sales. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

A. Nature of business:

        The Company is a specialty retailer of high quality women's apparel, accessories and footwear that markets its products through its catalogs, retail stores and e-commerce website.

B. Stock split:

        On June 4, 2002, the Company announced a three-for-two stock split effected in the form of a stock dividend paid on June 28, 2002 to shareholders of record on June 14, 2002. All historical per share amounts and basic and diluted share amounts utilized in the calculations of earnings per share have been restated to reflect the effects of the three-for-two stock split. The outstanding shares and common stock amounts presented on the consolidated balance sheets as of December 29, 2001 and June 30, 2001 have not been restated to include the effects of the stock split. All common stock amounts and activity after the date of the stock split reflect the three-for-two stock split.

C. Debt:

        The Company's credit facilities at June 29, 2002 consisted of (i) a $50,000,000 revolving credit facility (the "Revolving Credit Facility"); (ii) a $12,000,000 real estate loan (the "Tilton Facility Loan"); and (iii) a $9,500,000 equipment loan (the "Equipment Loan").

        The Company entered into the Revolving Credit Facility on June 29, 2001 to replace its prior revolving credit facility. On July 25, 2002, the Revolving Credit Facility was amended to extend its term and change certain lending conditions and compliance requirements including, among other things, changing the maximum number of new retail store openings allowed under the agreement to 90 for the two-year period consisting of fiscal 2002 and fiscal 2003, and 50 for each subsequent fiscal year. In addition, the debt service coverage ratio was amended to be less restrictive with respect to capital expenditures to the extent that the Company's cash balances exceed $28,706,000 at each reportable balance sheet date. The maturity date of the Revolving Credit Facility, as amended, is June 1, 2004. The Revolving Credit Facility is collateralized by substantially all the personal property, both tangible and intangible, of the Company. At June 29, 2002, the Revolving Credit Facility bore interest at 4.75% per annum. The amount available under the Revolving Credit Facility is reduced by outstanding borrowings and outstanding letters of credit. Outstanding borrowings may not exceed $20,000,000 and bear interest at an annual rate equal to the prime lending rate announced by one of the participating banks or the LIBOR lending rate plus 1.75% per annum. There were no outstanding borrowings on the Revolving Credit Facility at June 29, 2002 or June 30, 2001. Outstanding letters of credit totaled $29,825,000 and $22,084,000 at June 29, 2002 and June 30, 2001, respectively. Availability under the Revolving Credit Facility at June 29, 2002 and June 30, 2001 was $20,175,000 and $27,916,000, respectively. Outstanding letters of credit do not bear interest. The Company is required to pay a commitment fee of 1/4 of 1% per annum on the unused portion of the Revolving Credit Facility.

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

        The Company's credit facilities contain various lending conditions and covenants and restrictions on permitted liens. In the case of the Revolving Credit Facility, these conditions and covenants include certain financial coverage calculations and ratios, including (i) indebtedness and outstanding letter of credit balance to tangible net worth; (ii) hard current assets to current liabilities; (iii) debt service coverage; (iv) indebtedness, outstanding letter of credit balance and net present value of operating leases to tangible net worth; (v) minimum tangible net worth; and (vi) minimum net profit. The manner of making these calculations and computing these ratios is defined by the provisions of the Fifth Amended and Restated Loan Agreement, as amended, which is part of the Revolving Credit Facility. The Company was in compliance with the covenants associated with its credit facilities as of and for the quarters ended June 29, 2002 and June 30, 2001.

        A summary of the Company's outstanding long-term debt follows (in thousands):

	June 29, 2002	June 30, 2001	December 29, 2001
Real estate loans	$11,099	$11,408	$11,257
Equipment loans	5,270	6,518	5,906
Furniture loans	—	263	89
Capitalized lease obligations	69	117	93

Total long-term debt	16,438	18,306	17,345
Less current maturities	(1,731)	(1,896)	(1,755)

Long-term debt, less current portion	$14,707	$16,410	$15,590

        At June 29, 2002, the Company estimated the fair value of its outstanding borrowings, including current maturities, to be $18,607,000.

D. Earnings per share:

        A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations follows (in thousands, except per share data). All historical per share amounts and basic and diluted share amounts utilized in the calculations of earnings per share have been restated to reflect the effects of the three-for-two stock split.

	Three Months Ended		Six Months Ended
	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001
Numerator:
Net income	$6,415	$2,579	$9,111	$3,375

Denominator (shares):
Basic weighted average shares outstanding	19,051	17,832	18,705	17,365
Assumed exercise of stock options	1,102	1,017	1,174	1,074

Diluted weighted average shares outstanding	20,153	18,849	19,879	18,439

Earnings per share:
Basic	$0.34	$0.14	$0.49	$0.19
Diluted	$0.32	$0.14	$0.46	$0.18

        During the second quarter of fiscal 2002, options to purchase 669,000 shares of the Company's common stock were granted and options to purchase 704,091 shares of common stock were exercised pursuant to the Company's stock option plans. Also during the second quarter of fiscal 2002, the Company received $3,491,000 in cash from the exercise of stock options and recorded a related tax benefit of $2,062,000. During the six months ended June 29, 2002, options to purchase 1,060,500 shares of the Company's common stock were granted and options to purchase 1,158,695 shares of common stock were exercised pursuant to the Company's stock option plans. Also, during the six months ended June 29, 2002, the Company received $5,979,000 in cash from the exercise of stock options and recorded a related tax benefit of $3,624,000.

        At June 30, 2001, of the options then outstanding, options to purchase 135,000 shares of common stock were excluded from the computation of diluted earnings per share on the basis that such options were antidilutive. At June 29, 2002, there were no options excluded from the computation.

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

        During the six months ended June 29, 2002, the Company entered into leases for 18 retail stores, each having terms of approximately 10 years. At June 29, 2002, the future minimum lease payments for operating leases having a remaining term in excess of one year at such date, including the 18 operating leases entered into during the six months, were as follows (in thousands):

For the remainder of fiscal 2002	$7,951
Fiscal 2003	16,745
Fiscal 2004	17,004
Fiscal 2005	17,106
Fiscal 2006	17,177
Thereafter	82,712

Total	$158,695

        Most of the Company's retail store leases contain provisions that allow for early termination of the lease by either party if certain predetermined annual sales levels are not met. Generally, these provisions only allow the lease to be terminated between the third and fifth year of the lease. Should the lease be terminated under these provisions, the unamortized portion of any landlord allowances related to that property would be payable to the landlord.

F. Deferred credits from landlords:

        Deferred credits from landlords includes step rent and allowances from landlords related to the Company's retail store leases. The benefit of these deferred credits is recognized over the applicable lease term.

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

        The Company evaluates its segment profitability based on the direct contribution of each segment. Direct contribution represents each segment's net sales less direct costs related to the segment's operations. Direct costs for both segments include merchandise acquisition and control costs and provisions for markdowns. Direct costs also include catalog costs, certain order processing costs and e-commerce selling costs for the direct segment and retail store selling, occupancy and administrative costs for the retail segment. Direct contribution less unallocated shared-service costs and general and administrative expenses is equal to income before interest and taxes. Unallocated shared-service costs include distribution and warehousing costs as well as merchandising and product development costs. General and administrative expenses include corporate executive management costs, support service costs (e.g. shared information systems, finance and human resources) and corporate headquarters occupancy costs. Segment assets are those that are directly used in or identified with segment operations, including inventory in stores, fixed assets primarily related to store construction, accounts receivable and other operating assets. Unallocated assets include corporate cash and cash equivalents, the Company's corporate headquarters and distribution facility, corporate information systems, deferred tax amounts, all inventory except inventory in stores and other corporate assets. The accounting policies of the Company's segments are the same as those described in Note B in the Company's Annual Report on Form 10-K for fiscal 2001. In addition, inter-segment balances and transactions have been eliminated.

        The following tables provide financial information by segment and a reconciliation of segment direct contribution to income before interest and taxes (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001
Net sales:
Direct	$56,010	$50,451	$107,188	$103,433
Retail	30,591	16,063	53,002	26,850
Other (1)	(246)	(321)	(478)	(758)

Total net sales	$86,355	$66,193	$159,712	$129,525

Direct contribution reconciliation:
Direct	$18,953	$13,762	$35,367	$25,833
Retail	4,462	884	3,607	(379)

Total direct contribution	$23,415	$14,646	$38,974	$25,454
Unallocated shared-service costs	(5,940)	(5,676)	(12,039)	(11,251)
General and administrative expenses	(6,521)	(4,347)	(11,228)	(7,985)

Income before interest and taxes	$10,954	$4,623	$15,707	$6,218

(1)
Other represents certain sales allowances not specifically attributable to the direct and retail business segments.

	Direct	Retail	Unallocated Assets	Total
Identifiable assets:
June 29, 2002	$4,976	$73,127	$125,067	$203,170
June 30, 2001	$4,454	$38,926	$109,153	$152,533

H. Deferred compensation:

        Effective January 1, 2002, the Company established an unfunded deferred compensation plan (the "Plan") to provide benefits for management and members of the Board of Directors. The Plan provides for (i) elective deferrals of salary, incentive compensation and board member fees on a pre-tax basis within limits specified by the Plan ("compensation deferrals"), (ii) discretionary contributions by the Company ("discretionary contributions"), which may be made subject to vesting requirements, and (iii) certain other contributions by the Company to be made in connection with the Company's annual discretionary match for its 401(k) Plan, if any ("other contributions"). Participants in the Plan are required to designate how they would like their compensation deferrals, discretionary contributions and other contributions to be measured based on the various measurement options provided by the Plan. At June 29, 2002, a deferred compensation liability to participants of $1,475,000, including vested discretionary Company contributions, was part of accrued expenses in the accompanying consolidated balance sheet. During the second quarter of fiscal 2002, the Company made a fully vested discretionary contribution into the deferred compensation plan for its President and Chief Executive Officer of $1,000,000.

        Separately, the Company, at its discretion, has transferred a total of $1,921,000 to a trust. The trust assets at June 29, 2002 totaled $1,861,000, net of investment gains and losses and various fees and expenses. The trust assets are invested in corporate owned life insurance in a manner that is designed to approximate the measurement designations of the Plan participants, for both vested and unvested balances. Investments are exposed to various risks, such as interest rate, market and credit risks. Due to the level of risk associated with certain investments, it is at least reasonably possible that changes in the values of these investments will occur in the near term and that such changes will also impact participant deferred compensation balances based on the measurement designations made by the participant. Changes in value of the trust assets are intended to mirror changes in value of the participants' deferred compensation accounts. The trust assets are included in other non-current assets on the accompanying consolidated balance sheet at June 29, 2002.

I. Reclassifications:

        Certain amounts in the prior year financial statements and related notes have been reclassified to conform to the current period presentation. In addition to certain reclassifications in the accompanying financial statements, segment information for the three months and six months ended June 30, 2001 has been presented to conform to current period presentation and management's current internal reporting structure.

J. Recent accounting standards:

        In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3 ("EITF 94-3"), "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. EITF 94-3 allowed for an exit cost liability to be recognized at the date of an entity's commitment to an exit plan. SFAS 146 also requires that liabilities recorded in connection with exit plans be initially measured at fair value. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. The Company is evaluating the effect of the adoption of SFAS 146 and does not expect the adoption of SFAS 146 to have a material impact, if any, on the Company's consolidated financial statements.

        In April 2002, the FASB issued Statement No. 145 ("SFAS 145"), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which supersedes FASB issued Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," FASB issued Statement No. 44, "Accounting for Intangible Assets of Motor Carriers," and FASB issued Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This statement also amends FASB issued Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing pronouncements to make various technical corrections, clarify meanings or describe the applicability under changed conditions. SFAS 145 requires gains and losses from the extinguishment of debt to be classified as extraordinary items only if they meet the criteria in Accounting Principal Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This statement also requires lease modifications that have economic effects similar to sale-leaseback transactions to be accounted for in the same manner as sale-leaseback transactions. The provisions in SFAS 145 relating to sale-leaseback transactions are effective as of May 15, 2002. The remaining provisions in SFAS 145 will be effective for the Company beginning in fiscal 2003. The Company does not expect the provisions of SFAS 145 to have a material impact, if any, on the Company's consolidated financial statements.

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

        On June 4, 2002, the Company announced a three-for-two stock split effected in the form of a stock dividend paid on June 28, 2002 to shareholders of record on June 14, 2002. All historical per share amounts and basic and diluted share amounts utilized in the calculations of earnings per share have been restated to reflect the effects of the three-for-two stock split. The outstanding shares and common stock amounts presented on the consolidated balance sheets as of December 29, 2001 and June 30, 2001 have not been restated to include the effects of the stock split. All common stock amounts and activity after the date of the stock split reflect the three-for-two stock split.

        Net sales for the three months ended June 29, 2002 ("second quarter fiscal 2002") increased by 30.5% to $86.4 million from $66.2 million for the three months ended June 30, 2001 ("second quarter fiscal 2001"). Income before interest and taxes ("operating income") for second quarter fiscal 2002 was $11.0 million, or 12.7% of net sales, compared to $4.6 million, or 7.0% of net sales, for second quarter fiscal 2001. Net income was $6.4 million, or $0.32 per diluted share, for second quarter fiscal 2002 compared to $2.6 million, or $0.14 per diluted share, for second quarter fiscal 2001. For the six months ended June 29, 2002, net sales increased by 23.3% to $159.7 million from $129.5 million during the six months ended June 30, 2001. Operating income for the six months ended June 29, 2002 was

$15.7 million, or 9.8% of net sales, compared to $6.2 million, or 4.8% of net sales, for the six months ended June 30, 2001. Net income was $9.1 million, or $0.46 per diluted share, for the six months ended June 29, 2002 compared to $3.4 million, or $0.18 per diluted share, for the six months ended June 30, 2001.

Results of Operations

        The following table presents the Company's consolidated statements of operations expressed as a percentage of net sales:

	Three Months Ended		Six Months Ended
	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products and merchandising	59.0	67.6	61.9	68.7

Gross margin	41.0	32.4	38.1	31.3
Selling, general and administrative expenses	28.3	25.4	28.3	26.5

Income before interest and taxes	12.7	7.0	9.8	4.8
Interest, net	0.2	0.3	0.2	0.3

Income before taxes	12.5	6.7	9.6	4.5
Income tax provision	5.1	2.8	3.9	1.9

Net income	7.4%	3.9%	5.7%	2.6%

        The following table presents certain selected operating data:

	Three Months Ended		Six Months Ended
	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001
Direct
Circulation (1):
Catalogs (in thousands)	20,100	15,600	36,100	30,900
Square inches (in millions)	119,600	96,400	228,400	205,700
Twelve-month buyers (2)	1,036,000	1,015,000	1,036,000	1,015,000
Customer e-mail addresses	695,000	583,000	695,000	583,000
Retail (3)
Stores open
Beginning of period	55	24	51	22
End of period	67	30	67	30
Store weeks in operation (4)	790	364	1,460	658
Total Company
J. Jill private label credit card holders	376,000	235,000	376,000	235,000
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

(4)
The number of store weeks in operation refers to the sum of the number of weeks that each retail store was in operation during the period.

        The following table summarizes net sales by segment (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001
Direct	$56,010	$50,451	$107,188	$103,433
Retail	30,591	16,063	53,002	26,850
Other (1)	(246)	(321)	(478)	(758)

Total net sales	$86,355	$66,193	$159,712	$129,525

(1)
Other represents certain sales allowances not specifically attributable to the direct or retail business segments.

Comparison of the Three and Six Months Ended June 29, 2002 with the Three and Six Months Ended June 30, 2001

        Net sales increased by $20.2 million, or 30.5%, to $86.4 million during second quarter fiscal 2002 from $66.2 million during second quarter fiscal 2001. During the six months ended June 29, 2002, net sales increased by $30.2 million, or 23.3%, to $159.7 million from $129.5 million during the six months ended June 30, 2001. For the three-month and six-month periods ended June 29, 2002, retail segment net sales increased by 90.4% and 97.4%, respectively, as compared to the three-month and six-month periods ended June 30, 2001, primarily as a result of increased store count. During the six months ended June 29, 2002, the Company opened 16 retail stores, of which 12 were opened during second quarter fiscal 2002. At June 29, 2002, the Company had 67 retail stores open compared to 30 at June 30, 2001. The Company expects to have a total of 87 retail stores open by the end of fiscal 2002. Direct segment net sales increased by 11.0% and square inches circulated increased by 24.1% during second quarter fiscal 2002 compared to second quarter fiscal 2001. During the six months ended June 29, 2002, direct segment net sales increased by 3.6% and square inches circulated increased by 11.0% compared to the six months ended June 30, 2001. These increases in net sales were primarily a result of the solid response to the Company's full price merchandise offerings and higher circulation levels compared to the prior year periods. E-commerce net sales represented 30.4% of total direct segment net sales during second quarter fiscal 2002 compared to 25.9% during second quarter fiscal 2001. E-commerce net sales represented 29.3% of total direct segment net sales during the six months ended June 29, 2002 compared to 24.6% during the six months ended June 30, 2001.

        Gross margin represents net sales less cost of products and merchandising. Cost of products and merchandising consists primarily of merchandise development, control and acquisition costs, provisions for markdowns, order processing and customer service costs, distribution facility costs and occupancy costs for the Company's stores. During second quarter fiscal 2002, gross margin increased by $14.0 million, or 65.2%, to $35.4 million from $21.5 million during second quarter fiscal 2001. As a percentage of net sales, gross margin increased to 41.0% during second quarter fiscal 2002 from 32.4% during second quarter fiscal 2001. During the six months ended June 29, 2002, gross margin increased by $20.4 million, or 50.3%, to $60.9 million from $40.5 million during the six months ended June 30, 2001. As a percentage of net sales, gross margin increased to 38.1% during the six months ended June 29, 2002 from 31.3% during the six months ended June 30, 2001. These increases in gross margin as a percentage of net sales were primarily attributable to increased full price sales volumes, better inventory management and higher initial markups.

        Selling, general and administrative expenses consist of costs to produce, print and distribute catalogs, as well as e-commerce website, retail store selling and corporate administrative costs. During second quarter fiscal 2002, selling, general and administrative expenses increased by $7.7 million, or 45.5%, to $24.5 million from $16.8 million during second quarter fiscal 2001. As a percentage of net sales, selling, general and administrative expenses increased to 28.3% during second quarter fiscal 2002 from 25.4% during second quarter fiscal 2001. During the six months ended June 29, 2002, selling, general and administrative expenses increased by $10.9 million, or 31.7%, to $45.2 million from $34.3 million during the six months ended June 30, 2001. As a percentage of net sales, selling, general and administrative expenses increased to 28.3% during the six months ended June 29, 2002 from 26.5% during the six months ended June 30, 2001. These increases in selling, general and administrative expenses as a percentage of net sales were primarily attributable to the growing impact of the retail segment on the Company's overall results and the current tendency for retail selling costs to be higher as a percentage of net sales than direct selling costs. In addition, catalog productivity was lower for the three-month and six-month periods ended June 29, 2002 as compared to the corresponding periods in the prior year, primarily as a result of increased prospecting, deeper circulation to the Company's own customer list and lower off price sales as a percentage of total net sales. Finally, higher employee benefit and compensation expenses, primarily related to a $1.0 million fully vested discretionary Company contribution into the deferred compensation plan for the Company's President and Chief Executive Officer during second quarter fiscal 2002, also contributed to the increased selling, general and administrative expenses as percentage of net sales.

        Second quarter fiscal 2002 interest income was unchanged from second quarter fiscal 2001 levels of $0.2 million. Interest expense for second quarter fiscal 2002 was unchanged from second quarter fiscal 2001 levels of $0.4 million. During the six months ended June 29, 2002, interest income decreased to $0.3 million from $0.4 million for the six months ended June 30, 2001. Interest expense during the six months ended June 29, 2002 decreased to $0.7 million from $0.8 million for the six months ended June 30, 2001.

        The Company provides for income taxes at an effective tax rate that includes the full federal and state statutory tax rates. The Company's effective tax rate for both the three-month and six-month periods ended June 29, 2002 was 40.5% compared to 42.0% for both the three-month and six-month periods ended June 30, 2001. The decline in the effective tax rate for the fiscal 2002 periods reflects a decrease in the projected amount of non-deductible expenses for fiscal 2002 as compared to fiscal 2001.

Segment Direct Contribution

        The Company currently has two reportable business segments, direct and retail. Segment reporting is intended to give financial statement users a view of the Company "through the eyes of management." The Company's internal management reporting is the basis for the information disclosed for its business segments. The Company evaluates its segment profitability based on the direct contribution of each segment. Direct contribution represents each segment's net sales less direct costs related to the segment's operations. Direct costs for both segments include merchandise acquisition and control costs and provisions for markdowns. Direct costs also include catalog costs, certain order processing costs and e-commerce selling costs for the direct segment and retail store selling, occupancy and administrative costs for the retail segment. The accounting policies of the Company's segments are the same as those described in Note B in the Company's Annual Report on Form 10-K for fiscal 2001. In addition, inter-segment balances and transactions have been eliminated.

        The following table summarizes direct contribution by segment (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001
Direct	$18,953	$13,762	$35,367	$25,833
Retail	4,462	884	3,607	(379)

Total direct contribution	$23,415	$14,646	$38,974	$25,454

        The direct segment's second quarter fiscal 2002 direct contribution increased by $5.2 million, or 37.7%, compared to second quarter fiscal 2001. As a percentage of direct segment net sales, the direct segment's direct contribution increased to 33.8% during second quarter fiscal 2002 from 27.3% during second quarter fiscal 2001. For the six months ended June 29, 2002, the direct segment's direct contribution increased by $9.5 million, or 36.9%, compared to the six months ended June 30, 2001. As a percentage of direct segment net sales, the direct segment's direct contribution increased to 33.0% during the six months ended June 29, 2002 from 25.0% for the six months ended June 30, 2001. These increases in direct contribution as a percentage of direct segment net sales were primarily attributable to higher gross margins associated with increased full price sales volumes, better inventory management and higher initial markups. This gross margin improvement was partially offset by higher direct selling expenses as a percentage of direct segment net sales as a result of lower catalog productivity.

        The retail segment's second quarter fiscal 2002 direct contribution increased by $3.6 million to $4.5 million from $0.9 million during second quarter fiscal 2001. As a percentage of retail segment net sales, the retail segment's direct contribution increased to 14.6% during second quarter fiscal 2002 from 5.5% during second quarter fiscal 2001. For the six months ended June 29, 2002, the retail segment's direct contribution increased by $4.0 million to $3.6 million from a direct deficit of $0.4 million for the six months ended June 30, 2001. As a percentage of retail segment net sales, the retail segment's direct contribution increased to 6.8% during the six months ended June 29, 2002 from a direct deficit of 1.4% for the six months ended June 30, 2001. These increases in direct contribution as a percentage of retail segment net sales were primarily attributable to higher gross margins associated with increased full price sales volumes, better inventory management and higher initial markups. In addition, retail selling expenses increased at a slower rate than retail segment net sales.

Seasonality and Quarterly Fluctuations

        As the Company's retail business becomes a greater portion of the overall business, the Company expects that its business will become more seasonal. The Company's retail store rollout plan is expected to materially impact year-over-year comparisons of the Company's net sales and net income. Also, January is included in the first fiscal quarter for the Company but is included in the fourth fiscal quarter for many other retailers. Because January is a month that traditionally involves significant promotional pricing, this difference needs to be taken into account when making comparisons of the Company's financial performance for interim periods with those of other retailers.

Liquidity and Capital Resources

        The Company's principal working capital needs arise from the need to support costs incurred in advance of revenue generation, primarily inventory acquisition and catalog development, production and mailing costs incurred prior to the beginning of each selling season. The Company has two selling seasons that correspond to the fashion seasons. The spring season begins in January and ends in July. The fall season begins in July and ends in January. The Company's capital investment needs arise from initiatives intended to support the growth of the Company, including the retail store rollout and improvements to the Company's physical and operating infrastructure. During the six months ended June 29, 2002, the Company funded its working capital and capital investment needs with cash generated from operations and its existing credit facilities.

        Cash and cash equivalents ("cash") increased by $19.2 million during the six months ended June 29, 2002. Approximately $32.4 million in cash was generated from operations and $6.3 million in cash was received from stock transactions, primarily from the exercise of stock options during the period. Approximately $16.4 million was invested in property and equipment, primarily related to the Company's retail store rollout and $1.9 million was invested in trust assets associated with the Company's deferred compensation plan. During the six months ended June 29, 2002, net income before depreciation and amortization, collections on accounts receivable and additional deferred credits from landlords were the primary sources of cash from operations. The primary use of cash from operations was related to increased other assets, including increased prepaid rent and prepaid insurance expenses.

        Cash increased by $18.4 million during the six months ended June 30, 2001 largely as a result of proceeds received from the Company's private placement of common stock in February 2001. In addition, $4.8 million in cash was generated from operating activities during the period. Approximately $3.1 million in cash was used to pay down debt and $12.0 million was invested in property and equipment, primarily related to the Company's retail store rollout. During the six months ended June 30, 2001, net income before deprecation and amortization and collections on accounts receivable were the primary sources of cash from operations. The primary use of cash from operations was decreases in accounts payable.

        Inventory levels at June 29, 2002 were 6.5% and 24.5% lower than at December 29, 2001 and June 30, 2001, respectively. The decrease in inventory levels at June 29, 2002 compared to June 30, 2001 is primarily attributable to lower levels of prior season merchandise combined with ordering inventory more conservatively and timing receipts closer to need. This tighter inventory management has resulted in lower overstocks and lower overall inventory levels.

        Accounts receivable balances at June 29, 2002 were 56.7% lower than at December 29, 2001 primarily as a result of collections associated with the Company's Holiday deferred billing program and landlord allowance receivables. Accounts receivable balances at June 29, 2002 were 282.4% higher than at June 30, 2001 primarily as a result of increased landlord allowance receivables associated with new retail stores.

        Accounts payable balances at June 29, 2002 were 41.1% higher than at June 30, 2001 primarily as a result of increased amounts payable for inventory and catalog costs at June 29, 2002. Accrued expense balances at June 29, 2002 were 34.6% higher than at June 30, 2001 primarily due to increased accrued amounts associated with the Company's deferred compensation plan. Accounts payable and accrued expense balances at June 29, 2002 and December 29, 2001 were at similar levels.

        Deferred credits from landlords relate to the Company's retail stores leases. The increase in deferred credits from landlords since June 30, 2001 is related to retail stores opened since that date.

        The Company's credit facilities at June 29, 2002 consisted of (i) a $50.0 million revolving credit facility (the "Revolving Credit Facility"); (ii) a $12.0 million real estate loan (the "Tilton Facility Loan"); and (iii) a $9.5 million equipment loan (the "Equipment Loan").

        The Company entered into the Revolving Credit Facility on June 29, 2001 to replace its prior revolving credit facility. On July 25, 2002, the Revolving Credit Facility was amended to extend its term and change certain lending conditions and compliance requirements including, among other things, changing the maximum number of new retail store openings allowed under the agreement to 90 for the two-year period consisting of fiscal 2002 and fiscal 2003, and 50 for each subsequent fiscal year. In addition, the debt service coverage ratio was amended to be less restrictive with respect to capital expenditures to the extent that the Company's cash balances exceed $28.7 million at each reportable balance sheet date. The maturity date of the Revolving Credit Facility, as amended, is June 1, 2004. The Revolving Credit Facility is collateralized by substantially all the personal property, both tangible and intangible, of the Company. At June 29, 2002, the Revolving Credit Facility bore interest at 4.75% per annum. The amount available under the Revolving Credit Facility is reduced by outstanding borrowings and outstanding letters of credit. Outstanding borrowings may not exceed $20.0 million and bear interest at an annual rate equal to the prime lending rate announced by one of the participating banks or the LIBOR lending rate plus 1.75% per annum. There were no outstanding borrowings on the Revolving Credit Facility at June 29, 2002 or June 30, 2001. Outstanding letters of credit totaled $29.8 million and $22.1 million at June 29, 2002 and June 30, 2001, respectively. Availability under the Revolving Credit Facility at June 29, 2002 and June 30, 2001 was $20.2 million and $27.9 million, respectively. Outstanding letters of credit do not bear interest. The Company is required to pay a commitment fee of 1/4 of 1% per annum on the unused portion of the Revolving Credit Facility.

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

        The weighted average interest rate for amounts outstanding under the Company's credit facilities during the six months ended June 29, 2002 was 7.40% per annum.

        The Company's credit facilities contain various lending conditions and covenants and restrictions on permitted liens. In the case of the Revolving Credit Facility, these conditions and covenants include certain financial coverage calculations and ratios, including (i) indebtedness and outstanding letter of credit balance to tangible net worth; (ii) hard current assets to current liabilities; (iii) debt service coverage; (iv) indebtedness, outstanding letter of credit balance and net present value of operating leases to tangible net worth; (v) minimum tangible net worth; and (vi) minimum net profit. The manner of making these calculations and computing these ratios is defined by the provisions of the Fifth Amended and Restated Loan Agreement, as amended, which is part of the Revolving Credit Facility. The Company was in compliance with the covenants associated with its credit facilities as of and for the quarters ended June 29, 2002 and June 30, 2001.

        At June 29, 2002, the Company had 67 retail stores open. The Company plans to open an additional 20 retail stores during the remainder of fiscal 2002. The cash requirements related to the Company's retail store initiative are significant and are primarily comprised of leasehold improvements, net of landlord allowances, and initial inventory acquisition costs. The initial cash requirements for opening a new retail store are currently estimated at an average of approximately $0.7 million per store. In addition, at June 29, 2002, the combined future minimum lease payments due under the

Company's retail store leases were approximately $143.8 million in aggregate and ranged up to $16.0 million per year.

        A summary of the Company's cash requirements related to its outstanding long-term debt and its future minimum lease payments at June 29, 2002 are as follows (in thousands):

	Long-Term Debt	Lease Commitments	Total Debt and Lease Payments
For the remainder of fiscal 2002	$848	$7,951	$8,799
Fiscal 2003	1,788	16,745	18,533
Fiscal 2004	1,878	17,004	18,882
Fiscal 2005	2,028	17,106	19,134
Fiscal 2006	501	17,177	17,678
Thereafter	9,395	82,712	92,107

Total	$16,438	$158,695	$175,133

        Most of the Company's retail store leases contain provisions that allow for early termination of the lease by either party if certain predetermined annual sales levels are not met. Generally, these provisions only allow the lease to be terminated between the third and fifth year of the lease. Should the lease be terminated under these provisions, the unamortized portion of any landlord allowances related to that property would be payable to the landlord.

        The Company's sources of cash include cash on hand of $49.3 million, available borrowing capacity under its Revolving Credit Facility of $20.0 million and anticipated cash flow from operations. If the current trend of business continues, the Company expects to fund its entire retail store rollout in fiscal 2002 with cash generated from operations in fiscal 2002. The Company estimates that approximately $16.0 million in cash, before landlord allowances, will be invested in property and equipment during the remaining six months of fiscal 2002, primarily for retail store construction. Based on current operating conditions, the Company believes it has sufficient sources of cash to execute its operating plans. Should current operating conditions deteriorate, the Company may generate less cash flow from operating activities than expected and be required to use more of its cash on hand than planned. In addition, the Company may need to borrow on its Revolving Credit Facility. The Company believes that it has some flexibility to adjust its mid-to-long-term operating plans to respond to a significant decrease in its cash resources. For example, the Company could adjust the timing and extent of its retail store rollout for fiscal 2003 and beyond or change its catalog circulation strategy.

Future Financial Targets

        With respect to fiscal 2002, and assuming the current economic environment does not deteriorate further, the Company is targeting net sales for the year to range between $342.0 and $349.0 million and diluted earnings per share to range between $1.04 and $1.07, compared to $0.70 for fiscal 2001. The Company is targeting net sales to range between $76.0 and $79.0 for the third quarter of fiscal 2002 and between $106.0 and $110.0 million for the fourth quarter of fiscal 2002, respectively. Diluted earnings per share are targeted to range between $0.17 and $0.18 for the third quarter of fiscal 2002 and $0.41 and $0.43 for the fourth quarter of fiscal 2002, respectively.

        For the third and fourth quarters of fiscal 2002, gross margin as a percentage of net sales is targeted to be 37.9% and 40.8%, respectively, compared to 32.8% and 39.2% for the third and fourth quarters of fiscal 2001, respectively. Selling, general and administrative expenses as a percentage of net sales for the third and fourth quarters of fiscal 2002 are targeted to be 30.3% and 27.4%, respectively, compared to 25.3% and 25.7% for the third and fourth quarters of fiscal 2001, respectively. These are the Company's targets, not predictions of actual performance. Historically, the Company's performance has deviated, often materially, from its targets. See the first paragraph of this Item 2 for factors that might cause such deviations.

Recent Accounting Standards

        In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3 ("EITF 94-3"), "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. EITF 94-3 allowed for an exit cost liability to be recognized at the date of an entity's commitment to an exit plan. SFAS 146 also requires that liabilities recorded in connection with exit plans be initially measured at fair value. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. The Company is evaluating the effect of the adoption of SFAS 146 and does not expect the adoption of SFAS 146 to have a material impact, if any, on the Company's consolidated financial statements.

        In April 2002, the FASB issued Statement No. 145 ("SFAS 145"), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which supersedes FASB issued Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," FASB issued Statement No. 44, "Accounting for Intangible Assets of Motor Carriers," and FASB issued Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This statement also amends FASB issued Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing pronouncements to make various technical corrections, clarify meanings or describe the applicability under changed conditions. SFAS 145 requires gains and losses from the extinguishment of debt to be classified as extraordinary items only if they meet the criteria in Accounting Principal Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This statement also requires lease modifications that have economic effects similar to sale-leaseback transactions to be accounted for in the same manner as sale-leaseback transactions. The provisions in SFAS 145 relating to sale-leaseback transactions are effective as of May 15, 2002. The remaining provisions in SFAS 145 will be effective for the Company beginning in fiscal 2003. The Company does not expect the provisions of SFAS 145 to have a material impact, if any, on the Company's consolidated financial statements.

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

        The Company has established a trust in connection with its deferred compensation plan. The trust assets are invested in corporate owned life insurance in a manner that is designed to approximate the measurement designations of the Plan participants, for both vested and unvested balances. Investments are exposed to various risks, such as interest rate, market and credit risks. Due to the level of risk associated with certain investments, it is at least reasonably possible that changes in the values of these investments will occur in the near term and that such changes will also impact participant deferred compensation balances based on the measurement designations made by the participant. Changes in value of the trust assets are intended to mirror changes in value of the participants' deferred compensation accounts.

PART II—OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

        The Company held an Annual Meeting of Stockholders on May 31, 2002. At the Annual Meeting, the stockholders of the Company voted to approve the following actions by the following votes:

  1.
  To elect the following nominees as Class C Directors of the Company:

	For	Withholding Authority
Gordon R. Cooke	9,135,739	2,346,066
Thomas J. Litle	10,751,325	730,480
  2.
  To amend the 2001 Incentive and Non-Statutory Stock Option Plan of The J. Jill Group, Inc. to increase the number of shares of the Company's Common Stock available for issuance upon exercise of options granted under the 2001 Plan from 1,000,000 shares to 1,500,000 shares.

Number of Shares
For	9,111,421
Against	1,768,891
Abstain	601,493

        The preceeding vote totals have not been adjusted to reflect the three-for-two stock split effected in the form of a stock dividend paid on June 28, 2002. The number of shares available for issuance under the 2001 Incentive and Non-Statutory Stock Option Plan increased to 2,250,000 shares automatically as a result of the three-for-two stock split.

Item 5. Other Information

Certification Under Sarbanes-Oxley Act

        The Company's Chief Executive Officer and Chief Financial Officer have furnished to the Securities and Exchange Commission the certification with respect to this Quarterly Report on Form 10-Q that is required by Section 906 of the Sarbanes-Oxley Act of 2002.

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
3.4	By-Laws of the Company, as amended (included as Exhibit 99.1 to the Company's Current Report on Form 8-K filed November 24, 1999, File No. 0-22480, and incorporated herein by reference)

Material Contracts

10.1	Second Amendment to Fifth Amended and Restated Loan Agreement, dated July 25, 2002, by and among the Company and Citizens Bank of Massachusetts, HSBC Bank USA and Banknorth, N.A. f/k/a Peoples Heritage Bank, N.A., successor by merger to Bank of New Hampshire, N.A. and Citizens Bank of Massachusetts as agent for the Lenders
10.2	First Amendment to Revolving Note, dated July 25, 2002, between the Company and Citizens Bank of Massachusetts
10.3	First Amendment to Revolving Note, dated July 25, 2002, between the Company and HSBC Bank USA
10.4	First Amendment to Revolving Note, dated July 25, 2002, between the Company and Banknorth, N.A. f/k/a Peoples Heritage Bank, N.A., successor by merger to Bank of New Hampshire, N.A.
10.5
Letter of Confirmation of Guarantee and Agreement, dated July 25, 2002, by The Birch Pond Group, Inc. to Citizens Bank of Massachusetts, individually and as agent for the benefit of, and on behalf of, all lenders
10.6
Letter of Confirmation of Guarantee and Agreement, dated July 25, 2002, by QT Services Group, Inc. to Citizens Bank of Massachusetts, individually and as agent for the benefit of, and on behalf of, all lenders
10.7
Letter of Confirmation of Guarantee and Agreement, dated July 25, 2002, by J. Jill Direct, Inc. to Citizens Bank of Massachusetts, individually and as agent for the benefit of, and on behalf of, all lenders
10.8
Amended and Restated 2001 Incentive and Non-Statutory Stock Option Plan (included as Exhibit 4.1 to the Company's Registration Statement on Form S-8 filed July 25, 2002, File No. 333-97105, and incorporated herein by reference)

(2) Reports on Form 8-K

        The Company did not file any reports on Form 8-K during the quarter ended June 29, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE J. JILL GROUP, INC.
Dated: August 13, 2002	By:	/s/ OLGA L. CONLEY Olga L. Conley Authorized Officer President—Corporate Services, Chief Financial Officer and Treasurer (Principal Financial Officer)
Dated: August 13, 2002	By:	/s/ LINDA L. TRUDEL Linda L. Trudel Authorized Officer Vice President / Corporate Controller (Principal Accounting Officer)

THE J. JILL GROUP, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 29, 2002

EXHIBIT INDEX

Material Contracts

10.1	Second Amendment to Fifth Amended and Restated Loan Agreement, dated July 25, 2002, by and among the Company and Citizens Bank of Massachusetts, HSBC Bank USA and Banknorth, N.A. f/k/a Peoples Heritage Bank, N.A., successor by merger to Bank of New Hampshire, N.A. and Citizens Bank of Massachusetts as agent for the Lenders
10.2	First Amendment to Revolving Note, dated July 25, 2002, between the Company and Citizens Bank of Massachusetts
10.3	First Amendment to Revolving Note, dated July 25, 2002, between the Company and HSBC Bank USA
10.4	First Amendment to Revolving Note, dated July 25, 2002, between the Company and Banknorth, N.A. f/k/a Peoples Heritage Bank, N.A., successor by merger to Bank of New Hampshire, N.A.
10.5
Letter of Confirmation of Guarantee and Agreement, dated July 25, 2002, by The Birch Pond Group, Inc. to Citizens Bank of Massachusetts, individually and as agent for the benefit of, and on behalf of, all lenders
10.6
Letter of Confirmation of Guarantee and Agreement, dated July 25, 2002, by QT Services Group, Inc. to Citizens Bank of Massachusetts, individually and as agent for the benefit of, and on behalf of, all lenders
10.7
Letter of Confirmation of Guarantee and Agreement, dated July 25, 2002, by J. Jill Direct, Inc. to Citizens Bank of Massachusetts, individually and as agent for the benefit of, and on behalf of, all lenders

QuickLinks

INDEX TO QUARTERLY REPORT ON FORM 10–Q
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PART II—OTHER INFORMATION
SIGNATURES
EXHIBIT INDEX