Form 10-Q
period 2002-09-28
J JILL GROUP INC
filed 2002-11-12
CIK 910721

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 28, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-22480

The J. Jill Group, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	04-2973769 (I.R.S. Employer Identification No.)
4 Batterymarch Park, Quincy, MA (Address of Principal Executive Offices)	02169 (Zip Code)

Registrant's telephone number, including area code: (617) 376-4300

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Shares outstanding of the Registrant's common stock (par value $0.01) at November 1, 2002: 19,494,911

THE J. JILL GROUP, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 28, 2002

THE J. JILL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	September 28, 2002	September 29, 2001	December 29, 2001
ASSETS
Current assets:
Cash and cash equivalents	$27,137	$11,316	$30,152
Cash held in escrow	677	660	498
Accounts receivable, net	11,728	4,104	13,615
Inventory	49,759	49,102	31,855
Prepaid catalog expenses	7,244	5,058	4,583
Deferred income taxes	6,308	7,536	7,431
Other current assets	4,812	3,162	3,612

Total current assets	107,665	80,938	91,746
Property and equipment, net	106,155	78,274	86,554
Deferred income taxes	—	827	237
Other non-current assets	3,457	1,592	1,440

Total assets	$217,277	$161,631	$179,977

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$17,737	$10,270	$13,348
Accrued expenses	16,400	13,045	15,736
Accrued customer returns	6,723	5,707	6,562
Current portion of long-term debt	1,764	1,840	1,755

Total current liabilities	42,624	30,862	37,401
Long-term debt, less current portion	14,255	15,990	15,590
Deferred credits from landlords	21,147	9,746	14,049
Deferred income taxes	1,332	—	—
Commitments
Stockholders' equity:
Special preferred stock (par value $0.01) 1,000,000 shares authorized	—	—	—
Common stock (par value $0.01) 30,000,000 shares authorized, 19,474,636, 11,999,178 and 12,070,466 shares issued and outstanding at September 28, 2002, September 29, 2001 and December 29, 2001, respectively	195	120	121
Additional paid-in capital	106,225	93,161	94,049
Retained earnings	31,499	11,752	18,767

Total stockholders' equity	137,919	105,033	112,937

Total liabilities and stockholders' equity	$217,277	$161,631	$179,977

The accompanying notes are an integral part of the consolidated financial statements.

THE J. JILL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2002	September 29, 2001	September 28, 2002	September 29, 2001
Net sales	$80,012	$65,808	$239,724	$195,333
Cost of products and merchandising	49,746	44,199	148,595	133,226

Gross margin	30,266	21,609	91,129	62,107
Selling, general and administrative expenses	24,012	16,643	69,168	50,923

Income before interest and taxes	6,254	4,966	21,961	11,184
Interest, net	167	216	551	615

Income before taxes	6,087	4,750	21,410	10,569
Income tax provision	2,466	1,995	8,678	4,439

Net income	$3,621	$2,755	$12,732	$6,130

Earnings per share:
Basic	$0.19	$0.15	$0.67	$0.35
Diluted	$0.18	$0.15	$0.64	$0.33
Weighted average shares outstanding:
Basic	19,420	17,927	18,944	17,552
Diluted	20,350	18,811	20,041	18,569

The accompanying notes are an integral part of the consolidated financial statements.

THE J. JILL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 28, 2002	September 29, 2001
Cash flows provided by operating activities:
Net income	$12,732	$6,130
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,043	6,123
Deferred income taxes	2,692	794
Changes in assets and liabilities:
Decrease in accounts receivable	1,887	4,375
Increase in inventory	(17,904)	(11,228)
Increase in prepaid catalog expenses	(2,661)	(942)
Increase in other assets	(907)	(1,438)
Increase (decrease) in accounts payable	3,821	(3,690)
Increase (decrease) in accrued expenses	3,930	(943)
Increase (decrease) in accrued customer returns	161	(1,026)
Increase in deferred credits from landlords	7,098	4,786

Net cash provided by operating activities	19,892	2,941
Cash flows used in investing activities:
Increase in cash held in escrow	(179)	(253)
Investment in trust assets	(2,310)	—
Additions to property and equipment	(26,749)	(19,072)

Net cash used in investing activities	(29,238)	(19,325)
Cash flows provided by financing activities:
Borrowings under debt agreements	6,260	37,295
Payments of debt borrowings	(7,586)	(40,850)
Proceeds from stock transactions	7,657	29,661

Net cash provided by financing activities	6,331	26,106
Net increase (decrease) in cash and cash equivalents	(3,015)	9,722
Cash and cash equivalents at:
Beginning of period	30,152	1,594

End of period	$27,137	$11,316

Supplemental information:
Non-cash investing activities:
Construction in progress accrued, not paid	$3,515	$1,866

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

B. Stock split:

        On June 4, 2002, the Company announced a three-for-two stock split effected in the form of a stock dividend paid on June 28, 2002 to shareholders of record on June 14, 2002. All historical per share amounts and basic and diluted share amounts utilized in the calculations of earnings per share have been restated to reflect the effects of the three-for-two stock split. The outstanding shares and common stock amounts presented on the consolidated balance sheets at December 29, 2001 and September 29, 2001 have not been restated to include the effects of the stock split. All common stock amounts and activity after the date of the stock split reflect the three-for-two stock split.

C. Debt:

        The Company's credit facilities at September 28, 2002 consisted of (i) a $50,000,000 revolving credit facility (the "Revolving Credit Facility"); (ii) a $12,000,000 real estate loan (the "Tilton Facility Loan"); and (iii) a $9,500,000 equipment loan (the "Equipment Loan").

        The Company entered into the Revolving Credit Facility on June 29, 2001 to replace its prior revolving credit facility. On July 25, 2002, the Revolving Credit Facility was amended to extend its term and change certain lending conditions and compliance requirements including, among other things, changing the maximum number of new retail store openings allowed under the agreement to 90 for the two-year period consisting of fiscal 2002 and fiscal 2003, and 50 for each subsequent fiscal year. In addition, the debt service coverage ratio was amended to be less restrictive with respect to capital expenditures to the extent that the Company's cash balances exceed a predetermined level. The maturity date of the Revolving Credit Facility, as amended, is June 1, 2004. The Revolving Credit Facility is collateralized by substantially all the personal property, both tangible and intangible, of the Company. At September 28, 2002, the Revolving Credit Facility bore interest at 4.75% per annum. The amount available under the Revolving Credit Facility is reduced by outstanding borrowings and outstanding letters of credit. Outstanding borrowings may not exceed $20,000,000 and bear interest at an annual rate equal to the prime lending rate announced by one of the participating banks or the

LIBOR lending rate plus 1.75% per annum. There were no outstanding borrowings on the Revolving Credit Facility at September 28, 2002 or September 29, 2001. Outstanding letters of credit totaled $17,581,000 and $8,290,000 at September 28, 2002 and September 29, 2001, respectively. Availability under the Revolving Credit Facility at September 28, 2002 and September 29, 2001 was $32,419,000 and $41,710,000, respectively. Outstanding letters of credit do not bear interest. The Company is required to pay a commitment fee of 1/4 of 1% per annum on the unused portion of the Revolving Credit Facility.

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

        The Company's credit facilities contain various lending conditions and covenants and restrictions on permitted liens. In the case of the Revolving Credit Facility, these conditions and covenants include certain financial coverage calculations and ratios, including (i) indebtedness and outstanding letter of credit balance to tangible net worth; (ii) hard current assets to current liabilities; (iii) debt service coverage; (iv) indebtedness, outstanding letter of credit balance and net present value of operating leases to tangible net worth; (v) minimum tangible net worth; and (vi) minimum net profit. The manner of making these calculations and computing these ratios is defined by the provisions of the Fifth Amended and Restated Loan Agreement, as amended, which is part of the Revolving Credit Facility. The Company was in compliance with the covenants associated with its credit facilities as of and for the quarters ended September 28, 2002 and September 29, 2001.

        A summary of the Company's outstanding long-term debt follows (in thousands):

	September 28, 2002	September 29, 2001	December 29, 2001
Real estate loans	$11,020	$11,334	$11,257
Equipment loans	4,942	6,215	5,906
Furniture loans	—	176	89
Capitalized lease obligations	57	105	93

Total long-term debt	16,019	17,830	17,345
Less current maturities	(1,764)	(1,840)	(1,755)

Long-term debt, less current portion	$14,255	$15,990	$15,590

        At September 28, 2002, the Company estimated the fair value of its outstanding borrowings, including current maturities, to be $17,986,000.

D. Earnings per share:

        A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations follows (in thousands, except per share data). All historical per share amounts and basic and diluted share amounts utilized in the calculations of earnings per share have been restated to reflect the three-for-two stock split.

	Three Months Ended		Nine Months Ended
	September 28, 2002	September 29, 2001	September 28, 2002	September 29, 2001
Numerator:
Net income	$3,621	$2,755	$12,732	$6,130

Denominator (shares):
Basic weighted average shares outstanding	19,420	17,927	18,944	17,552
Assumed exercise of stock options	930	884	1,097	1,017

Diluted weighted average shares outstanding	20,350	18,811	20,041	18,569

Earnings per share:
Basic	$0.19	$0.15	$0.67	$0.35
Diluted	$0.18	$0.15	$0.64	$0.33

        During the third quarter of fiscal 2002, options to purchase 530,000 shares of the Company's common stock were granted and options to purchase 172,837 shares of common stock were exercised pursuant to the Company's stock option plans. Also, during the third quarter of fiscal 2002, the Company received $1,338,000 in cash from the exercise of stock options and recorded a related cash tax benefit of $969,000. During the nine months ended September 28, 2002, options to purchase 1,590,500 shares of the Company's common stock were granted and options to purchase 1,331,532 shares of common stock were exercised pursuant to the Company's stock option plans. Also, during the nine months ended September 28, 2002, the Company received $7,317,000 in cash from the exercise of stock options and recorded a related cash tax benefit of $4,593,000.

        At September 28, 2002 and September 29, 2001, of the options then outstanding, options to purchase 530,000 and 221,250 shares of common stock were excluded from the computation of diluted earnings per share on the basis that such options were antidilutive.

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

        During the nine months ended September 28, 2002, the Company entered into leases for 34 retail stores, including one outlet store, each having terms of approximately 10 years. At September 28, 2002, the future minimum lease payments for operating leases having a remaining term in excess of one year at such date, including the 34 operating leases entered into during the nine months, were as follows (in thousands):

For the remainder of fiscal 2002	$4,617
Fiscal 2003	19,471
Fiscal 2004	19,985
Fiscal 2005	20,124
Fiscal 2006	20,275
Thereafter	102,567

Total	$187,039

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

        The Company evaluates its segment profitability based on the direct contribution of each segment. Direct contribution represents each segment's net sales less direct costs related to the segment's operations. Direct costs for both segments include merchandise acquisition and control costs and provisions for markdowns. Direct costs also include catalog costs, certain order processing costs and e-commerce selling costs for the direct segment and retail store selling, occupancy and administrative costs for the retail segment. Direct contribution less unallocated shared-service costs and general and administrative expenses is equal to income before interest and taxes. Unallocated shared-service costs include distribution and warehousing costs as well as merchandising and product development costs. General and administrative expenses include corporate executive management costs, support service costs (e.g. shared information systems, finance and human resources) and corporate headquarters occupancy costs. Segment assets are those that are directly used in or identified with segment operations, including inventory, fixed assets primarily related to store construction, accounts receivable and other operating assets. Unallocated assets include corporate cash and cash equivalents, the Company's corporate headquarters and distribution facility, corporate information systems, deferred tax amounts and other corporate assets. In the third quarter of fiscal 2002, the Company changed its segment reporting related to identifiable assets such that all inventory is now fully allocated to each operating segment. Segment information for fiscal 2001 has been presented to conform to current period presentation. The accounting policies of the Company's segments are the same as those described in Note B in the Company's Annual Report on Form 10-K for fiscal 2001. In addition, inter-segment balances and transactions have been eliminated.

        The following tables provide financial information by segment and a reconciliation of segment direct contribution to income before interest and taxes (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2002	September 29, 2001	September 28, 2002	September 29, 2001
Net sales:
Direct	$50,410	$47,852	$157,598	$151,285
Retail	29,846	18,231	82,848	45,081
Other (1)	(244)	(275)	(722)	(1,033)

Total net sales	$80,012	$65,808	$239,724	$195,333

Direct contribution reconciliation:
Direct	$16,945	$13,827	$52,312	$39,660
Retail	1,946	766	5,553	387

Total direct contribution	$18,891	$14,593	$57,865	$40,047
Unallocated shared-service costs	(6,142)	(5,656)	(18,181)	(16,907)
General and administrative expenses	(6,495)	(3,971)	(17,723)	(11,956)

Income before interest and taxes	$6,254	$4,966	$21,961	$11,184

(1)
Other represents certain sales allowances not specifically attributable to the direct or retail business segments.

	Direct	Retail	Unallocated Assets	Total
Identifiable assets:
September 28, 2002	$31,978	$105,609	$79,690	$217,277
September 29, 2001	$30,765	$64,700	$66,166	$161,631

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

At September 28, 2002, a deferred compensation liability to participants of $1,817,000, including vested discretionary Company contributions, was part of accrued expenses in the accompanying consolidated balance sheet. During the second quarter of fiscal 2002, the Company made a fully vested discretionary contribution into the deferred compensation plan for its President and Chief Executive Officer of $1,000,000.

        Separately, the Company, at its discretion, has transferred a total of $2,310,000 to a trust. The trust assets at September 28, 2002 totaled $2,143,000, net of investment gains and losses and various fees and expenses. The trust assets are invested in corporate owned life insurance in a manner that is designed to approximate the measurement designations of the Plan participants, for both vested and unvested balances. Investments are exposed to various risks, such as interest rate, market and credit risks. Due to the level of risk associated with certain investments, it is at least reasonably possible that changes in the values of these investments will occur in the near term and that such changes will also impact participant deferred compensation balances based on the measurement designations made by the participant. Changes in value of the trust assets are intended to mirror changes in value of the participants' deferred compensation accounts. The trust assets are included in other non-current assets on the accompanying consolidated balance sheet at September 28, 2002.

I. Reclassifications:

        Certain amounts in the prior year financial statements and related notes have been reclassified to conform to the current period presentation. In addition to certain reclassifications in the accompanying financial statements, segment information for the three months and nine months ended September 29, 2001 has been presented to conform to current period presentation and management's current internal reporting structure.

J. Recent accounting standards:

        In June 2002, the Financial Accounting Standards Board issued Statement No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3 ("EITF 94-3"), "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. EITF 94-3 allowed for an exit cost liability to be recognized at the date of an entity's commitment to an exit plan. SFAS 146 also requires that liabilities recorded in connection with exit plans be initially measured at fair value. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. The Company is evaluating the effect of the adoption of SFAS 146 and does not expect the adoption of SFAS 146 to have a material impact, if any, on the Company's consolidated financial statements.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        This Form 10-Q, including the following discussion, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, the words "projected," "anticipated," "planned," "expected" and similar expressions are intended to identify forward-looking statements. In particular, statements regarding future financial targets or trends are forward-looking statements. Forward-looking statements are not guarantees of the Company's future financial performance, and undue reliance should not be placed on them. The Company's actual results, performance or achievements may differ significantly from the results discussed in or implied by the forward-looking statements. Factors that might cause such a difference include, but are not limited to, the following: the continued success or possible future failure of the retail store initiative; the ability of the Company to effectively manage its operations and growth in a multiple distribution channel environment; significant changes in customer acceptance of the Company's product offerings; changes in competition in the apparel industry; changes in consumer spending, fashion trends and consumer preferences; changes in, or the failure to comply with, federal and state tax and other government regulations; the customary risks of purchasing merchandise abroad, including longer lead times, higher initial purchase commitments and foreign currency fluctuations; possible increases in expenses or delays in inventory receipts associated with the California dock workers labor dispute; possible future increases in expenses and labor and employee benefit costs; the ability of the Company to attract and retain qualified personnel; business abilities and judgment of management; the existence or absence of brand awareness; the existence or absence of publicity, advertising and promotional efforts; the success or failure of operating initiatives; the mix of the Company's sales between full price and liquidation merchandise; general economic and business conditions and other factors. See also Item 1A, "Risk Factors," included in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2001 ("fiscal 2001"). The Company disclaims any intent or obligation to update any forward-looking statements.

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

        On June 4, 2002, the Company announced a three-for-two stock split effected in the form of a stock dividend paid on June 28, 2002 to shareholders of record on June 14, 2002. All historical per share amounts and basic and diluted share amounts utilized in the calculations of earnings per share have been restated to reflect the effects of the three-for-two stock split. The outstanding shares and common stock amounts presented on the consolidated balance sheets at December 29, 2001 and September 29, 2001 have not been restated to include the effects of the stock split. All common stock amounts and activity after the date of the stock split reflect the three-for-two stock split.

        Net sales for the three months ended September 28, 2002 ("third quarter fiscal 2002") increased by 21.6% to $80.0 million from $65.8 million for the three months ended September 29, 2001 ("third quarter fiscal 2001"). Income before interest and taxes ("operating income") for third quarter fiscal 2002 was $6.3 million, or 7.8% of net sales, compared to $5.0 million, or 7.5% of net sales, for third quarter fiscal 2001. Net income was $3.6 million, or $0.18 per diluted share, for third quarter fiscal 2002 compared to $2.8 million, or $0.15 per diluted share, for third quarter fiscal 2001. The Company's third quarter fiscal 2002 results include a one-time charge of approximately $1.0 million, or $0.03 per diluted share, for costs incurred related to a potential strategic acquisition by the Company that was abandoned. Excluding these non-recurring expenses, the Company's operating income would have been $7.2 million, or 9.1% of net sales, and net income and diluted earnings per share would have been $4.2 million and $0.21, respectively.

        For the nine months ended September 28, 2002, net sales increased by 22.7% to $239.7 million from $195.3 million during the nine months ended September 29, 2001. Operating income for the nine months ended September 28, 2002 was $22.0 million, or 9.1% of net sales, compared to $11.2 million, or 5.7% of net sales, for the nine months ended September 29, 2001. Net income was $12.7 million, or $0.64 per diluted share, for the nine months ended September 28, 2002 compared to $6.1 million, or $0.33 per diluted share, for the nine months ended September 29, 2001.

Results of Operations

        The following table presents the Company's consolidated statements of operations expressed as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	September 28, 2002	September 29, 2001	September 28, 2002	September 29, 2001
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products and merchandising	62.2	67.2	62.0	68.2

Gross margin	37.8	32.8	38.0	31.8
Selling, general and administrative expenses	30.0	25.3	28.9	26.1

Income before interest and taxes	7.8	7.5	9.1	5.7
Interest, net	0.2	0.3	0.2	0.3

Income before taxes	7.6	7.2	8.9	5.4
Income tax provision	3.1	3.0	3.6	2.3

Net income	4.5%	4.2%	5.3%	3.1%

        The following table presents certain selected operating data:

	Three Months Ended		Nine Months Ended
	September 28, 2002	September 29, 2001	September 28, 2002	September 29, 2001
Direct
Circulation (1):
Catalogs (in thousands)	15,100	13,100	51,100	44,100
Square inches (in millions)	100,600	85,200	328,900	290,900
Twelve-month buyers (2)	1,028,000	1,019,000	1,028,000	1,019,000
Customer e-mail addresses	737,000	642,000	737,000	642,000
Retail (3)
Stores open:
Beginning of period	67	30	51	22
End of period	75	37	75	37
Weighted average stores open (4)	70	33	61	28
Weighted average square footage (5)	339,900	167,500	298,600	142,500
Total Company
J. Jill private label credit card holders	412,000	270,000	412,000	270,000

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

(2)
As used throughout this Form 10-Q, the term "twelve-month buyers" means customers who have placed a catalog, e-commerce or intranet order with the Company within the previous twelve months.

(3)
Retail information relates to the Company's retail stores only and does not include data for the Company's catalog outlet stores.

(4)
Weighted average stores open refers to the number of retail stores open during the period weighted for the number of days that each store was open during the period.

(5)
Weighted average square footage refers to the square footage of retail stores open during the period weighted for the number of days that each store was open during the period.

        The following table summarizes net sales by segment (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2002	September 29, 2001	September 28, 2002	September 29, 2001
Direct	$50,410	$47,852	$157,598	$151,285
Retail	29,846	18,231	82,848	45,081
Other (1)	(244)	(275)	(722)	(1,033)

Total net sales	$80,012	$65,808	$239,724	$195,333

(1)
Other represents certain sales allowances not specifically attributable to the direct or retail business segments.

Comparison of the Three and Nine Months Ended September 28, 2002 with the Three and Nine Months Ended September 29, 2001

        Net sales increased by $14.2 million, or 21.6%, to $80.0 million during third quarter fiscal 2002 from $65.8 million during third quarter fiscal 2001. During the nine months ended September 28, 2002, net sales increased by $44.4 million, or 22.7%, to $239.7 million from $195.3 million during the nine months ended September 29, 2001. For the three-month and nine-month periods ended September 28, 2002, retail segment net sales increased by 63.7% and 83.8%, respectively, as compared to the three-month and nine-month periods ended September 29, 2001, as a result of increased store count. During the nine months ended September 28, 2002, the Company opened 24 retail stores, of which eight were opened during third quarter fiscal 2002. At September 28, 2002, the Company had 75 retail stores open compared to 37 at September 29, 2001. The Company expects to have a total of 88 retail stores open by the end of fiscal 2002. Direct segment net sales increased by 5.3% and square inches circulated increased by 18.1% during third quarter fiscal 2002 compared to third quarter fiscal 2001. During the nine months ended September 28, 2002, direct segment net sales increased by 4.2% and square inches circulated increased by 13.1% compared to the nine months ended September 29, 2001. These increases in net sales were as a result of higher circulation levels compared to the prior year periods. E-commerce net sales represented 31.4% of total direct segment net sales during third quarter fiscal 2002 compared to 24.4% during third quarter fiscal 2001. E-commerce net sales represented 30.0% of total direct segment net sales during the nine months ended September 28, 2002 compared to 24.5% during the nine months ended September 29, 2001.

        Gross margin represents net sales less cost of products and merchandising. Cost of products and merchandising consists primarily of merchandise development, control and acquisition costs, provisions for markdowns, order processing and customer service costs, distribution facility costs and occupancy costs for the Company's stores. During third quarter fiscal 2002, gross margin increased by $8.7 million, or 40.1%, to $30.3 million from $21.6 million during third quarter fiscal 2001. As a percentage of net sales, gross margin increased to 37.8% during third quarter fiscal 2002 from 32.8% during third quarter fiscal 2001. During the nine months ended September 28, 2002, gross margin increased by $29.0 million, or 46.7%, to $91.1 million from $62.1 million during the nine months ended September 29, 2001. As a percentage of net sales, gross margin increased to 38.0% during the nine months ended September 28, 2002 from 31.8% during the nine months ended September 29, 2001. These increases in gross margin as a percentage of net sales were primarily attributable to increased full price sales volumes, better inventory management, lower markdown charges and higher initial markups.

        Selling, general and administrative expenses consist of costs to produce, print and distribute catalogs, as well as e-commerce website, retail store selling and corporate administrative costs. During third quarter fiscal 2002, selling, general and administrative expenses increased by $7.4 million, or 44.3%, to $24.0 million from $16.6 million during third quarter fiscal 2001. As a percentage of net sales, selling, general and administrative expenses increased to 30.0% during third quarter fiscal 2002 from 25.3% during third quarter fiscal 2001. During the nine months ended September 28, 2002, selling, general and administrative expenses increased by $18.2 million, or 35.8%, to $69.2 million from $50.9 million during the nine months ended September 29, 2001. As a percentage of net sales, selling, general and administrative expenses increased to 28.9% during the nine months ended September 28, 2002 from 26.1% during the nine months ended September 29, 2001. These increases in selling, general and administrative expenses as a percentage of net sales were primarily attributable to lower sales productivity in both the direct and retail segments, as well as higher employee benefits and compensation expenses. Selling, general and administrative expenses in third quarter fiscal 2002 also include the impact of a one-time charge of approximately $1.0 million for costs incurred related to a potential strategic acquisition by the Company that was abandoned. In addition, the nine-month period ended September 28, 2002 includes a $1.0 million fully vested discretionary Company contribution into the deferred compensation plan for the Company's President and Chief Executive Officer.

        Third quarter fiscal 2002 interest income was unchanged from third quarter fiscal 2001 levels of $0.2 million. Interest expense for third quarter fiscal 2002 was unchanged from third quarter fiscal 2001 levels of $0.4 million. During the nine months ended September 28, 2002, interest income decreased to $0.5 million from $0.6 million for the nine months ended September 29, 2001. Interest expense during the nine months ended September 28, 2002 decreased to $1.1 million from $1.2 million for the nine months ended September 29, 2001.

        The Company provides for income taxes at an effective tax rate that includes the full federal and state statutory tax rates. The Company's effective tax rate for both the three-month and nine-month periods ended September 28, 2002 was 40.5% compared to 42.0% for both the three-month and nine-month periods ended September 29, 2001. The decline in the effective tax rate for the fiscal 2002 periods reflects a decrease in the projected amount of non-deductible expenses for fiscal 2002 as compared to fiscal 2001.

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

        The following table summarizes direct contribution by segment (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2002	September 29, 2001	September 28, 2002	September 29, 2001
Direct	$16,945	$13,827	$52,312	$39,660
Retail	1,946	766	5,553	387

Total direct contribution	$18,891	$14,593	$57,865	$40,047

Direct Segment

        The direct segment's third quarter fiscal 2002 direct contribution increased by $3.1 million, or 22.6%, compared to third quarter fiscal 2001. As a percentage of segment net sales, direct contribution increased to 33.6% during third quarter fiscal 2002 from 28.9% during third quarter fiscal 2001. For the nine months ended September 28, 2002, direct contribution increased by $12.7 million, or 31.9%, compared to the nine months ended September 29, 2001. As a percentage of segment net sales, direct contribution increased to 33.2% during the nine months ended September 28, 2002 from 26.2% for the nine months ended September 29, 2001. These increases in direct contribution as a percentage of segment net sales were primarily attributable to higher gross margins associated with increased full price sales volumes, better inventory management, lower markdown charges and higher initial markups. This gross margin improvement was partially offset by higher selling expenses as a percentage of segment net sales as a result of lower catalog productivity. Catalog productivity was lower for the three-month and nine-month periods ended September 28, 2002 as compared to the corresponding periods in the prior year, primarily as a result of increased prospecting, deeper circulation to the Company's own customer list and a lower percentage of off price sales which are typically more productive on the top line than full price sales.

Retail Segment

        The retail segment's third quarter fiscal 2002 direct contribution increased by $1.2 million to $1.9 million from $0.8 million during third quarter fiscal 2001. As a percentage of segment net sales, direct contribution increased to 6.5% during third quarter fiscal 2002 from 4.2% during third quarter fiscal 2001. For the nine months ended September 28, 2002, direct contribution increased by $5.2 million to $5.6 million from $0.4 million for the nine months ended September 29, 2001. As a percentage of segment net sales, direct contribution increased to 6.7% during the nine months ended September 28, 2002 from 0.9% for the nine months ended September 29, 2001. These increases in direct contribution as a percentage of segment net sales were primarily attributable to higher gross margins associated with increased full price sales volumes, better inventory management, lower markdown charges and higher initial markups. This gross margin improvement was partially offset by higher occupancy, depreciation and selling costs as a percentage of segment net sales primarily as a result of lower sales productivity attributable to the difficult retail environment.

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

Liquidity and Capital Resources

        The Company's principal working capital needs arise from the need to support costs incurred in advance of revenue generation, primarily inventory acquisition and catalog development, production and mailing costs incurred prior to the beginning of each selling season. The Company has two selling seasons that correspond to the fashion seasons. The spring season begins in January and ends in July. The fall season begins in July and ends in January. The Company's capital investment needs arise from initiatives intended to support the growth of the Company, including the retail store rollout and improvements to the Company's physical and operating infrastructure. During the nine months ended September 28, 2002, the Company funded its working capital and capital investment needs with cash generated from operations and its existing credit facilities.

        Cash and cash equivalents ("cash") decreased by $3.0 million during the nine months ended September 28, 2002. Approximately $19.9 million in cash was generated from operations and $7.7 million in cash was received from stock transactions, primarily from the exercise of stock options during the period. Approximately $26.7 million was invested in property and equipment, primarily related to the Company's retail store rollout and $2.3 million was transferred to a trust associated with the Company's deferred compensation plan. During the nine months ended September 28, 2002, net income before depreciation and amortization and additional deferred credits from landlords were the primary sources of cash from operations. The primary use of cash from operations was related to increases in inventory.

        Cash increased by $9.7 million during the nine months ended September 29, 2001 largely as a result of proceeds received from the Company's private placement of common stock in February 2001, as well as $2.9 million in cash generated from operations during the period. Approximately $19.1 million was invested in property and equipment, primarily related to the Company's retail store rollout, and $3.6 million was used to pay down debt. During the nine months ended September 29, 2001, net income before depreciation and amortization, collections on accounts receivable and additional deferred credits from landlords were the primary sources of cash from operations. The primary use of cash from operations was related to increases in inventory.

        Inventory levels at September 28, 2002 were 56.2% higher than at December 29, 2001. The increase in inventory levels is primarily attributable to inventory received in advance of the 2002 Holiday season as well as higher inventory balances associated with the growth of the Company's retail business. Retail segment inventory totaled $28.8 million at September 28, 2002 compared to $13.7 million at December 29, 2001. Direct segment inventory totaled $21.0 million at September 28, 2002 compared to $18.2 million at December 29, 2001.

        Inventory levels at September 28, 2002 were at similar levels as compared to September 29, 2001. Retail segment inventory was $5.9 million higher at September 28, 2002 than at September 29, 2001. Retail inventory per store at September 28, 2002 was 38.0% lower than at September 29, 2001. Direct segment inventory was $5.2 million lower at September 28, 2002 than at September 29, 2001. These decreases in inventory per store and direct segment inventory levels are the result of ordering inventory more conservatively and scheduling receipts closer to projected need.

        Additionally, with much of the Company's Holiday merchandise in stock at September 28, 2002, the Company does not anticipate any significant fourth quarter impact on its operations from the California dock workers labor dispute. Until the dispute is resolved, it is the Company's intent to ship virtually all of its spring merchandise by boat to east coast ports. The Company is working with its freight forwarders to minimize the impact of the dispute on the Company's 2003 operations, but at this time the Company cannot predict the ultimate impact of the dispute.

        Accounts receivable balances at September 28, 2002 were 13.9% lower than at December 29, 2001 primarily as a result of the timing of the Company's Holiday deferred billing program. At December 28, 2001 the Holiday deferred billing program was essentially complete whereas at September 28, 2002 the Holiday deferred billing program was only partially complete. Accounts receivable balances at September 28, 2002 were 185.8% higher than at September 29, 2001 primarily as a result of deferred billing receivables associated with the earlier offering of the Company's Holiday deferred billing program this year as compared to last year and increased landlord allowance receivables associated with new retail stores.

        Accounts payable balances at September 28, 2002 were 32.9% and 72.7% higher than at December 29, 2001 and September 29, 2001, respectively, primarily as a result of increased amounts payable for inventory due to the timing of inventory receipts.

        Accrued expense balances at September 28, 2002 were 4.2% and 25.7% higher than at December 29, 2001 and September 29, 2001, respectively. The increase in accrued expenses at September 28, 2002 compared to September 29, 2001 was primarily due to increased accrued amounts associated with the Company's deferred compensation plan and the retail store rollout.

        Deferred credits from landlords relate to the Company's retail store leases. Deferred credits from landlords at September 28, 2002 were 50.5% and 117.0% higher than at December 29, 2001 and September 29, 2001, respectively, primarily as a result of the additional retail stores opened since those dates.

        The Company's credit facilities at September 28, 2002 consisted of (i) a $50.0 million revolving credit facility (the "Revolving Credit Facility"); (ii) a $12.0 million real estate loan (the "Tilton Facility Loan"); and (iii) a $9.5 million equipment loan (the "Equipment Loan").

        The Company entered into the Revolving Credit Facility on June 29, 2001 to replace its prior revolving credit facility. On July 25, 2002, the Revolving Credit Facility was amended to extend its term and change certain lending conditions and compliance requirements including, among other things, changing the maximum number of new retail store openings allowed under the agreement to 90 for the two-year period consisting of fiscal 2002 and fiscal 2003, and 50 for each subsequent fiscal year. In addition, the debt service coverage ratio was amended to be less restrictive with respect to capital expenditures to the extent that the Company's cash balances exceed a predetermined level. The maturity date of the Revolving Credit Facility, as amended, is June 1, 2004. The Revolving Credit Facility is collateralized by substantially all the personal property, both tangible and intangible, of the Company. At September 28, 2002, the Revolving Credit Facility bore interest at 4.75% per annum. The amount available under the Revolving Credit Facility is reduced by outstanding borrowings and outstanding letters of credit. Outstanding borrowings may not exceed $20.0 million and bear interest at an annual rate equal to the prime lending rate announced by one of the participating banks or the LIBOR lending rate plus 1.75% per annum. There were no outstanding borrowings on the Revolving Credit Facility at September 28, 2002 or September 29, 2001. Outstanding letters of credit totaled $17.6 million and $8.3 million at September 28, 2002 and September 29, 2001, respectively. Availability under the Revolving Credit Facility at September 28, 2002 and September 29, 2001 was $32.4 million and $41.7 million, respectively. Outstanding letters of credit do not bear interest. The Company is required to pay a commitment fee of 1/4 of 1% per annum on the unused portion of the Revolving Credit Facility.

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

        The weighted average interest rate for amounts outstanding under the Company's credit facilities during the nine months ended September 28, 2002 was 7.41% per annum.

        The Company's credit facilities contain various lending conditions and covenants and restrictions on permitted liens. In the case of the Revolving Credit Facility, these conditions and covenants include certain financial coverage calculations and ratios, including (i) indebtedness and outstanding letter of credit balance to tangible net worth; (ii) hard current assets to current liabilities; (iii) debt service coverage; (iv) indebtedness, outstanding letter of credit balance and net present value of operating leases to tangible net worth; (v) minimum tangible net worth; and (vi) minimum net profit. The manner of making these calculations and computing these ratios is defined by the provisions of the Fifth Amended and Restated Loan Agreement, as amended, which is part of the Revolving Credit Facility. The Company was in compliance with the covenants associated with its credit facilities as of and for the quarters ended September 28, 2002 and September 29, 2001.

        The Company plans to have 88 retail stores open by the end of fiscal 2002. The cash requirements related to the Company's retail store initiative are significant and are primarily comprised of leasehold improvements, net of landlord allowances, and initial inventory acquisition costs. The initial cash requirements for opening a new retail store are currently estimated at an average of approximately $0.7 million per store. In addition, at September 28, 2002, the combined future minimum lease payments due under the Company's retail store leases were approximately $171.6 million in aggregate and ranged up to $19.1 million per year.

        A summary of the Company's cash requirements related to its outstanding long-term debt and its future minimum lease payments at September 28, 2002 are as follows (in thousands):

	Long-Term Debt	Lease Commitments	Total Debt and Lease Payments
For the remainder of fiscal 2002	$429	$4,617	$5,046
Fiscal 2003	1,788	19,471	21,259
Fiscal 2004	1,878	19,985	21,863
Fiscal 2005	2,028	20,124	22,152
Fiscal 2006	501	20,275	20,776
Thereafter	9,395	102,567	111,962

Total	$16,019	$187,039	$203,058

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

        The Company's sources of cash include cash on hand of $27.1 million, available borrowing capacity under the Company's Revolving Credit Facility of $20.0 million and anticipated cash flow from operations. If the current trend of business continues, the Company expects to fund its entire retail store rollout in fiscal 2002 with cash generated from operations in fiscal 2002. The Company estimates that approximately $10.1 million in cash, before landlord allowances, will be invested in property and equipment during the remaining three months of fiscal 2002, primarily for retail store construction. Based on current operating conditions, the Company believes it has sufficient sources of cash to execute its operating plans. Should current operating conditions deteriorate, the Company may generate less cash flow from operating activities than expected and be required to use more of its cash on hand than planned. In addition, the Company may need to borrow on its Revolving Credit Facility. The Company believes that it has some flexibility to adjust its mid-to-long-term operating plans to respond to a significant decrease in its cash resources. For example, the Company could adjust the timing and extent of its retail store rollout for fiscal 2003 and beyond or change its catalog circulation strategy.

Future Financial Targets

        With respect to fiscal 2002, and assuming the current economic environment continues substantially unchanged, the Company is targeting net sales for the year to range between $346.0 and $350.0 million and diluted earnings per share to range between $1.05 and $1.07, compared to $0.70 for fiscal 2001. The Company is targeting net sales to range between $106.0 and $110.0 million for the fourth quarter of fiscal 2002. Diluted earnings per share are targeted to range between $0.41 and $0.43 for the fourth quarter of fiscal 2002.

        For the fourth quarter of fiscal 2002, gross margin as a percentage of net sales is targeted to be 40.8%, compared to 39.2% for the fourth quarter of fiscal 2001. Selling, general and administrative expenses as a percentage of net sales for the fourth quarter of fiscal 2002 are targeted to be 27.4%, compared to 25.7% for the fourth quarter of fiscal 2001. These are the Company's targets, not predictions of actual performance. Historically, the Company's performance has deviated, often materially, from its targets. See the first paragraph of this Item 2 for factors that might cause such deviations.

Recent Accounting Standards

        In June 2002, the Financial Accounting Standards Board issued Statement No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3 ("EITF 94-3"), "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. EITF 94-3 allowed for an exit cost liability to be recognized at the date of an entity's commitment to an exit plan. SFAS 146 also requires that liabilities recorded in connection with exit plans be initially measured at fair value. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. The Company is evaluating the effect of the adoption of SFAS 146 and does not expect the adoption of SFAS 146 to have a material impact, if any, on the Company's consolidated financial statements.

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

Item 4.    Controls and Procedures

        Within 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's reports filed or submitted under the Securities Exchange Act of 1934. Since this evaluation, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect those controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II—OTHER INFORMATION

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
3.4	By-Laws of the Company, as amended (included as Exhibit 99.1 to the Company's Current Report on Form 8-K filed November 24, 1999, File No. 0-22480, and incorporated herein by reference)

Material Contracts

10.1	Amended and Restated Split Dollar Agreement and Assignment of Life Insurance Policy as Collateral, dated September 25, 2002, between the Company and Olga Conley
10.2	Amended and Restated Split Dollar Agreement and Assignment of Life Insurance Policy as Collateral, dated September 19, 2002, between the Company and John Hayes
10.3	Amended and Restated Split Dollar Agreement and Assignment of Life Insurance Policy as Collateral, dated September 25, 2002, between the Company and Patricia Lee
10.4	Amended and Restated Split Dollar Agreement and Assignment of Life Insurance Policy as Collateral, dated September 18, 2002, between the Company and Dennis Adomaitis

(2)    Reports on Form 8-K

        The Company did not file any reports on Form 8-K during the quarter ended September 28, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE J. JILL GROUP, INC.
Dated: November 12, 2002	By:	/s/ OLGA L. CONLEY Olga L. Conley Authorized Officer President—Corporate Services, Chief Financial Officer and Treasurer (Principal Financial Officer)
Dated: November 12, 2002	By:	/s/ LINDA L. TRUDEL Linda L. Trudel Authorized Officer Vice President / Corporate Controller (Principal Accounting Officer)

Certification Pursuant to Rule 13a-14 or 15d-14 promulgated under the
Securities Exchange Act of 1934, as amended

I, Gordon R. Cooke, President, Chief Executive Officer and Chairman of the Board of Directors, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of The J. Jill Group, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ GORDON R. COOKE Gordon R. Cooke President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Certification Pursuant to Rule 13a-14 or 15d-14 promulgated under the
Securities Exchange Act of 1934, as amended

I, Olga L. Conley, President—Corporate Services, Chief Financial Officer and Treasurer, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of The J. Jill Group, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ OLGA L. CONLEY Olga L. Conley President—Corporate Services, Chief Financial Officer and Treasurer (Principal Financial Officer)

THE J. JILL GROUP, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 28, 2002

EXHIBIT INDEX

Material Contracts

10.1	Amended and Restated Split Dollar Agreement and Assignment of Life Insurance Policy as Collateral, dated September 25, 2002, between the Company and Olga Conley
10.2	Amended and Restated Split Dollar Agreement and Assignment of Life Insurance Policy as Collateral, dated September 19, 2002, between the Company and John Hayes
10.3	Amended and Restated Split Dollar Agreement and Assignment of Life Insurance Policy as Collateral, dated September 25, 2002, between the Company and Patricia Lee
10.4	Amended and Restated Split Dollar Agreement and Assignment of Life Insurance Policy as Collateral, dated September 18, 2002, between the Company and Dennis Adomaitis