Form 10-K
period 2002-12-28
J JILL GROUP INC
filed 2003-03-28
CIK 910721

Use these links to rapidly review the document
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
TABLE OF CONTENTS 2

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 28, 2002
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-22480

The J. Jill Group, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	04-2973769 (I.R.S. Employer Identification No.)
4 Batterymarch Park, Quincy, MA (Address of Principal Executive Offices)	02169 (Zip Code)

Registrant's telephone number, including area code: (617) 376-4300

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class

Common Stock, $0.01 par value

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

        At June 29, 2002, the aggregate market value of common stock held by non-affiliates of the Registrant was $470,942,271 based on the closing price ($25.30 per share) for the common stock as reported on The NASDAQ Stock Market on June 29, 2002.

        Shares outstanding of the Registrant's common stock at March 1, 2003: 19,575,004

DOCUMENTS INCORPORATED BY REFERENCE

        Certain portions of the Proxy Statement for the Annual Meeting of Stockholders of The J. Jill Group, Inc. to be held on May 30, 2003, which will be filed with the Securities and Exchange Commission within 120 days after December 28, 2002, are incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

THE J. JILL GROUP, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 28, 2002

PART I

Item 1. Business

        This Annual Report on Form 10-K, including the following discussion, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties. See also Item 1A, "Risk Factors" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." We disclaim any intent or obligation to update any forward-looking statements.

The Company

        We are a multi-channel specialty retailer of high quality women's apparel, accessories and footwear. We market our products through catalogs, retail stores and an e-commerce website. We currently have two reportable business segments, direct and retail. Each segment is separately managed and utilizes distinct distribution, marketing and inventory management strategies. The direct segment markets merchandise through catalogs and an e-commerce website. The retail segment markets merchandise through retail stores.

The J. Jill Brand

        Our target customer is an active, affluent woman age 35 to 55. She is busy with her children, her career and her community. She wants her wardrobe to complement her busy life without becoming a project unto itself. Our brand offers her comfort and distinct styling, in a broad range of sizes, through a multi-channel platform designed to make her relationship with us easy and convenient. Our merchandise offerings are characterized by their comfortable, versatile, unstructured styling. We use natural fibers, neutral, muted color palettes and unique details to distinguish our products from the competition. We believe our customer wants versatility, so we offer her merchandise ranging from relaxed career wear to sophisticated casual weekend wear. Our brand is about more than our unique design aesthetics; it is also about the lifestyle image we offer our customer, and the oasis from her busy life that she can experience through the pages of our catalogs, the design of our website and the ambiance of our retail stores.

Our Business Strategy

        Our strategy is to continue building J. Jill into a nationally recognized lifestyle brand. We believe that promoting our brand through multiple distribution channels, will enable us to achieve this goal. Our multi-channel strategy allows us to market J. Jill to previously untapped markets and a wider customer base thereby allowing us to increase brand awareness and loyalty.

Direct—Catalog and E-commerce

        Our direct business consists of a mature and profitable core catalog business and a growing Internet operation. This segment represented almost two thirds of our total sales volume in fiscal 2002. Our direct segment is an established business with strong cash flow which has been the main source of funding for our retail store rollout. Our strategy within the direct segment is to emphasize profitability while striving to maintain the size of the business at roughly $200 million in annual net sales.

  The Catalog

        Sales from our catalog channel represented 44% of our total sales volume in fiscal 2002. In fiscal 2002, we mailed approximately 78 million catalogs. Through our catalogs we offer the personal experience of shopping at an upscale specialty retailer with the ease and convenience of shopping at home. Within the catalog channel, we plan to continue our focused circulation strategy with an emphasis on optimizing productivity and profitability. We expect to continue prospecting for new customers that we believe can be acquired at breakeven or above. At December 28, 2002, we had 1.1 million customers who had placed a catalog, e-commerce or intranet order with us in the last twelve months ("twelve-month buyers") and 3.2 million names in our customer database.

  The Website

        Sales from our e-commerce channel represented 20% of our total sales volume in fiscal 2002. Like the J. Jill catalog, our website, jjill.com, reflects the J. Jill lifestyle imagery. All current J. Jill catalog merchandise is available on jjill.com. Customers can use jjill.com to enter catalog orders, shop online, check order status and check inventory availability. We have accumulated over 0.7 million e-mail addresses since launching the site in September 1999. We utilize this e-mail address file to contact our customers periodically with advance screenings of upcoming catalogs, wardrobing ideas and promotional offers designed to help us liquidate overstocks. Our ongoing goals within the e-commerce channel are to maintain the sophistication and functionality of the website, to find cost-effective ways to drive customer traffic to the website and to provide first-rate customer service on the website.

        First introduced in 2000, our web-specific "pay-for-performance" affiliate marketing programs have provided a way to increase traffic to our website and add to our customer base. Through these commission-based programs we work with other brand-relevant websites or search engines to promote the J. Jill brand and provide direct links to our website. At December 28, 2002, we had 91 affiliates in our affiliate marketing programs and we estimate that in fiscal 2002 these programs generated roughly $6.0 million in net sales.

        In fiscal 2002, we made significant investments in the functionality of our website. Building on the implementation of "live chat" and the expanded e-mail capabilities introduced in 2001, we further enhanced the website with streamlined navigation capabilities, enabling our customers to shop within their size range—misses', petite, woman's or tall. In addition we implemented "clickable" swatch technology, which allows the customer to view a product in any color offered, not just the color in which the product was originally photographed. We also provided real-time inventory availability earlier in the shopping process—before an item is added to a customer's shopping cart. In addition, we re-launched our "catalog quick order" functionality, streamlining and improving the ordering process for customers who wish to enter an order from a paper catalog. Finally, we improved jjill.com's natural language search capabilities to allow customers to search our website using simple descriptions of our products.

Retail

        We expect our future growth to come primarily from our retail channel. During fiscal 2002, 37% of our total sales volume came from the retail channel. At December 28, 2002, we had 88 retail stores open in 30 states throughout the United States, and we expect to open 35 to 40 additional retail stores in fiscal 2003. We believe there is a total market potential for 300 to 500 of our retail stores throughout the United States. Our goal within the retail channel is to continue to rollout new retail stores in premium locations throughout the United States.

        Our real estate strategy is to target locations of approximately 4,000 square feet in malls or lifestyle centers throughout the United States with sales productivity in excess of $400 per square foot. Other site selection criteria include mall co-tenancy and location, as well as the geographic concentration of our catalog customers. Our current per store prototype provides for a total gross store build-out cost of $0.8 million less $0.4 million in expected landlord allowances in locations that we believe can deliver an eighteen-month payback.

        Based on the positive results of the stand-alone petite departments in 41 of our retail stores during fiscal 2002, we plan to introduce our first misses'/petite combination stores in 2003. We currently plan to either open or convert existing locations so that by the end of fiscal 2003 we will have six combination stores. Each combination store will be approximately 5,500 square feet in size with roughly 2,000 square feet dedicated to the petite business.

        Like our catalogs and e-commerce website, our retail stores are designed to project the J. Jill brand image. Our signature store design is intended to create an inviting feeling of texture, comfort and warmth with a stone columned vestibule entryway draped in fabric and french doors leading in. Natural colors and materials such as bamboo and stone, a water fountain, relaxing music and soft residential-type lighting add to the stress-free shopping experience. We believe this unique store environment provides the proper showcase for our merchandise assortment and promotes the J. Jill brand.

Merchandising and Product Development

        Our merchandising and product development strategy is to offer a collection of private label, trend-relevant, sophisticated casual lifestyle clothing and complementary accessories and footwear that will appeal to our target customer. Our in-house product development team designs virtually all of our apparel offerings. They work in conjunction with our merchandising group to create apparel offerings that take into account historical sales trends, perceived current and future fashion trends and customer feedback. They control most aspects of the apparel design process, including choices of fabric, yarn, colors and design details. Our apparel is manufactured to our specifications by foreign and domestic vendors. In fiscal 2002, we offered over 700 misses' apparel styles. Most of our accessories are designed for us by third-party vendors with input from us. The only third-party brand name products that we offer are footwear and those styles are selected primarily from the regular offerings of our footwear vendors with occasional modifications made for exclusivity.

        Our merchandising and product development objective is to create coordinated "collections" of apparel, accessories and footwear. In the J. Jill catalog and on jjill.com, these collections are presented in coordinated "spreads." In our retail stores, coordinating styles and colors are grouped together to present a collection to the customer. Our retail visual merchandising team works with our merchandising, creative and inventory control groups to design "floor sets" and signage that are meant to interpret the brand vision into the retail store. A new floor set is presented every four to six weeks and features themes and products similar to those presented in our catalog. Our goal is to offer similar merchandise in all of our distribution channels. In fiscal 2002, approximately 77% of the misses' apparel styles offered through our direct distribution channels were also offered in our retail stores. In addition, approximately 20% of the misses' apparel styles carried in our retail stores in fiscal 2002 were offered only in our retail stores. At December 28, 2002 we offered jewelry in 40 of our retail stores. In 2003, we plan to expand our jewelry offerings in both our direct and retail segments and expect to offer a jewelry assortment in all of our retail stores.

        Our apparel styles are offered in a broad assortment of sizes including misses', petite, woman's and tall. In fiscal 2002, approximately 61% of our direct segment misses' apparel styles were also offered in an extended size. Because we prefer to carry as many styles as possible in our retail stores, the extended size offering in our retail stores is limited to selected petite styles. We do however provide the services of an intranet site at the concierge desk in each of our retail stores allowing for extended size clothing that may not typically be available in the store, as well as out of stock items, to be ordered directly from our operations, fulfillment and distribution center in Tilton, New Hampshire (the "Tilton facility") and shipped to the customer's home.

        We sell both domestically produced and imported merchandise. In fiscal 2002 we purchased merchandise from 176 vendors. Approximately 68% of the merchandise purchased in fiscal 2002 was purchased directly from foreign sources, primarily located in Hong Kong and China. In addition, goods purchased from domestic vendors may be sourced abroad by such vendors. We believe that our combined foreign purchases, including direct purchases and indirect purchases through domestic vendors, totaled roughly 85% of our total purchases during fiscal 2002. During fiscal 2002, we did not purchase more than 10% of our inventory directly from any one vendor. However, we did purchase approximately 31% of our inventory through one buying agent. We expect that we will continue to purchase significant amounts of merchandise from foreign sources in the future. We seek to establish long-term relationships with our merchandise vendors and buying agents and work closely with them to ensure high standards of merchandise quality.

        In order to streamline and improve our product development sourcing process we have retained a consultant to assist us in the preparation of a detailed analysis of our existing process. Based on preliminary feedback from the analysis, we will need to enhance our existing infrastructure in merchandising and product development particularly as it relates to sourcing and design. We are committed to investing in this area in 2003 and beyond.

Inventory Management

        Our inventory management strategy is to maintain inventory levels that provide appropriate in-stock positions and inventory turnover rates while minimizing the amount of unsold merchandise at the end of each selling season. To achieve this goal, we seek to schedule merchandise deliveries and inventory amounts to coincide with expected sales levels.

        Conceptual planning for each selling season begins approximately nine months in advance of the beginning of the season. Early in the process, the direct and retail inventory control groups meet with our merchandising group to discuss key strategies and opportunities for specific merchandise items. The inventory control groups use inventory systems, tailored to their respective channels of distribution, to plan inventory levels, taking into account projected sales and returns levels, the impact of items being out of stock, the ease of reordering and other factors. Preliminary commitments with our private label merchandise vendors typically are made five to seven months in advance of planned receipt date. To the extent feasible, we seek to retain flexibility in these commitments in order to be able to react to market and sales trends. Initial merchandise commitments for branded merchandise typically are made four to six months before planned receipt date.

        In the direct channel, we schedule initial inventory deliveries to be received two to three weeks prior to the planned offering date. This timing is critical to our ability to promptly fulfill customer orders on these catalogs. Reorders are received periodically throughout the year and are meant to replenish fast-selling items and fulfill backorders. In the retail channel, merchandise is received, allocated, repackaged as necessary and shipped to stores. We schedule retail inventory deliveries as close to need as possible in order to minimize the carrying cost of the inventory. Inventory is sent to the stores from the Tilton facility based on store allocations made using our inventory allocation systems that provide weeks-of-supply and other relevant data.

        We monitor our overstock levels and attempt to reduce our overstocks through a variety of promotional efforts. In our direct segment, we offer certain overstocked items to our customers at the time they place orders for other merchandise in an attempt to increase sales of the overstocked items. We also plan several sales events throughout the year including periodic value-priced offerings in our full-price catalogs and seasonal sales catalogs and package inserts. In fiscal 2002, we also expanded the use of our website and outbound e-mail capabilities to liquidate overstocked items. In our retail segment, we use point of sale markdowns or other promotional efforts to increase the sell-through of overstocked items. Because all of our inventory is delivered to our Tilton facility prior to distribution to our retail stores, we are able to adjust the quantities of slower selling items before they are delivered to our stores. By refraining from sending large quantities of slower selling items to the stores we are able to mitigate the amount of in-store overstocks and liquidate this merchandise more efficiently. We also sell excess inventory through our outlet stores, and to a lesser degree through inventory liquidators. We have three direct outlet stores that are used solely for the purpose of liquidating direct overstocks. In fiscal 2002, we opened our first retail outlet store.

Creative Approach to Interpreting the Brand across all Channels

        The objective of our creative approach is to capture and communicate a consistent, comprehensive, cohesive vision of the lifestyle elements that encompass the J. Jill brand across all three distribution channels. In our catalogs and on our e-commerce website, we use photography and text intended to forge an emotional bond with our customer. We attempt to provide our customers with a peaceful, relaxing and natural experience through our photographic style. Outdoor backgrounds are chosen to reinforce the brand positioning towards natural fibers and neutral color palettes. Models are chosen that reflect the beauty that a 35 to 55-year-old woman can relate to—more like ordinary people than professional models. Catalog covers, opening spreads and full-page photos utilize lifestyle photography as opposed to traditional product shots.

        In our retail stores, we seek to reinforce the creative and sensory attachment we try to establish with our customers while continuing to significantly differentiate the J. Jill brand from the competition. Our stores are designed to create an inviting feeling of texture, comfort and warmth. A comforting home-like atmosphere is created with ambient lighting from wall sconces, recessed lighting and table lamps. In addition, our stores include an entry area, eight to twelve feet in depth, to establish a comfort zone between the mall and the store interior. Our retail stores include a fountain designed to appeal to both the visual and auditory senses of our customers. Natural materials such as quarry stone, bamboo and mahogany are used in floorings, tables and facades to reinforce the J. Jill brand image.

        In order to build brand cohesiveness across all three distribution channels, in fiscal 2002 we introduced our new company-wide campaign called, "The Art and Craft of J. Jill," the creative elements of which are displayed in our catalogs, on our website and in our retail stores. The theme encompasses our concept of our brand—"Designs expressed as art: inspired by nature. Crafted by the human heart." This campaign included the development and production of a 20-page brand image book, which was distributed in all retail stores. The "look book," as it came to be called, illustrates our designs and seeks to depict the role that artistry and nature play in our design philosophy. This campaign also includes graphics tied into artistic product features, a garment hangtag program which highlights the special nature of our brand's core fabrics, theme-relevant in-store signage, and newly designed retail shopping bags. We feel that this campaign captures the creative vision for the future of the brand.

Catalog Production

        We devote substantial resources to the design and production of each edition of our catalog. After an initial conceptualization meeting, the creative and merchandising teams work closely together on catalog design, merchandise presentation and catalog print production. The materials and direction necessary to produce each catalog are then delivered to our production team approximately eight weeks before the initial mailing date of the catalog. The production team creates the electronic files used to print the catalog and plans and manages the printing and catalog distribution processes. The production team seeks to ensure that photographs appearing in our catalogs accurately depict merchandise characteristics such as color and texture. Catalog design takes place in-house using desktop publishing systems. As a result, we can adjust catalog layout until approximately two weeks before the planned initial mailing date, allowing us to react to current market and sales trends by adjusting content and presentation of catalogs while they are in production. All of our catalogs are printed commercially under our supervision.

Store Openings

        In general, we intend to locate our stores in upscale malls and lifestyle centers throughout the United States. As part of our real estate selection strategy, we evaluate each potential retail store location based on mall productivity, location within the mall, complementary tenant mix, geographic concentration of J. Jill customers and overall deal economics. We use a consultant to identify potential locations for our stores and to assist in the negotiation of our retail store leases. It generally takes seven to nine weeks to construct one of our retail stores. We have an arrangement with another consultant to manage the build-out of our stores and coordinate directly with general contractors, vendors and landlords during the construction period. We utilize a cross-functional in-house team experienced in new store openings to complete the stores' information systems and initial merchandise set-up and to hire store management and staff in time for the store opening.

Customer Database Management

        At December 28, 2002, our customer database contained 3.2 million individual customer names, including 1.1 million twelve-month buyers. Approximately 72% of these twelve-month buyers have made multiple purchases from us within the past twelve months. Our customer database contains detailed purchasing information primarily for our catalog and e-commerce customers in addition to the names and addresses of individuals who have requested catalogs from us. The database is generally updated every six to nine weeks. To determine which of our customers will receive a particular catalog mailing, we analyze this information using statistical modeling techniques. Our database is maintained off-site by a service bureau, which sorts and processes the information in accordance with instructions from us. Our agreement with the service bureau requires the service bureau to safeguard the confidentiality of our database. At December 28, 2002, our e-mail database contained 0.7 million e-mail addresses. We use these addresses to contact our customers with advance screenings of upcoming catalogs, wardrobing ideas and promotional offers designed to help us liquidate overstocks. We do not currently maintain a retail-only customer database. We have begun the process of creating one customer database so that we can compile a complete customer purchasing history. This database will enable us to see how our customers use our various channels to shop. Our goal is to have this database up and running by early fall 2003.

        We acquire lists of prospective customers by renting or exchanging lists with a database cooperative and other sources, including direct competitors. The most productive prospects tend to come from the customer lists of other women's apparel catalogs. We also rent our customer list to others, including direct competitors. To determine which prospective customers will receive a particular catalog mailing, we analyze available information concerning such prospects and, to the extent possible, use the same type of statistical modeling techniques used to target mailings to our own customers.

Customer Service Strategy

        Our customer service strategy is to provide superior customer service through all our distribution channels. In our direct segment, customer service is largely dependent on the quality of the people we hire to handle the telephone calls and e-mails from our customers. Customer orders are taken 24 hours a day, 365 days a year, primarily by our contact center representatives. At December 28, 2002, we had 239 contact center representatives on staff in our Tilton facility. During high sales volume periods, as well as during light sales volume hours, we accept orders through a third-party contact center service. We also accept orders directly into our data processing system from our e-commerce website, jjill.com, and by mail or facsimile. Regardless of how the order is received, our focus is on servicing the customer. To enable our staff to provide superior customer service, our real-time data processing system provides, among other things, customer historical information, merchandise availability, product specifications, available substitutes and accessories and expected shipment date. We train our contact center representatives to be knowledgeable in merchandise specifications and features. Our representatives have access to samples of current season merchandise to enable them to promptly answer detailed merchandise inquiries from customers. We have a staff readily available to answer any customer inquiries received from our online chat service or via e-mail. Our contact center representatives are evaluated and rewarded for providing superior customer service.

        In our retail segment, our customer service strategy is largely dependent on the competence, friendliness and helpfulness of the store's sales staff—qualities that are emphasized when recruiting. Our district and store managers generally have extensive experience in retail apparel sales and are the cornerstone for our customer service initiatives in our stores. Our associates are provided training on how to service our customers and are evaluated on their ability to meet our standards. In addition, each of our retail stores offers the services of an intranet site at the concierge desk. This intranet site allows customers to order merchandise not currently available in the store. It plays a pivotal role in providing superior customer service while capturing incremental sales. Sales through the concierge desk represented approximately 7% of our retail segment net sales in fiscal 2002.

        We offer a merchandise guarantee. If a customer is not completely satisfied with any item for any reason, the customer may return it for an exchange or refund. To simplify the return process for our catalog and e-commerce customers, we include a self-addressed return label with every catalog and e-commerce package, which customers can use to return any item to us through the United States Postal Service without paying postage fees in advance. We believe that our return rates are consistent with industry standards for comparable merchandise. Return trends for both the direct and retail channels are closely monitored to identify any product quality or fit issues. Returned merchandise is inspected carefully and, unless damaged, is cleaned, repackaged if necessary and returned to inventory. Approximately 94% of customer returns are recycled into inventory.

Private Label Credit Card

        As part of our customer loyalty program and brand building strategy, we offer our own private label credit card. The credit card program is currently administered by a fee-based third-party vendor who also bears the credit risk associated with the credit card without recourse. Our credit card can be used in any of our distribution channels. By capturing customer-specific purchasing data, we are able to target our credit card customers with special incentives as a reward for having and using the card. We believe that customers who use the card tend to purchase more frequently and tend to have a larger average order size than those who do not. In fiscal 2002, roughly 25% of our consolidated net sales were attributable to purchases made using our private label credit card. At December 28, 2002, there were 0.4 million J. Jill credit cardholders.

        We offer a J. Jill credit card based customer loyalty program in our retail stores called "Take 5." The program entitles a retail store customer to a 10% discount on her first purchase with the J. Jill credit card and a 5% discount on any purchases made with the card thereafter. Using the J. Jill credit card as the loyalty program's centerpiece we can capture information about our retail-only customers, which helps us enhance our future retail store marketing efforts. Finally, the 5% discount is offset somewhat by lower credit card processing fees on the J. Jill card versus all other accepted credit cards. In fiscal 2002, roughly 35% of our retail segment net sales came from J. Jill credit cardholders and we ended the year with 0.2 million "Take 5" members.

Order Fulfillment and Retail Distribution

        We currently fulfill all of our catalog and e-commerce orders and distribute inventory to all our retail stores from our operations and distribution center in Tilton, New Hampshire. The Tilton facility contains 518,000 square feet of space dedicated to catalog and e-commerce order fulfillment and retail store distribution. Approximately 149,000 square feet is currently used solely for retail store distribution. In early 2002, we modified our Tilton facility layout to better accommodate our retail store distribution requirements. With this modification, we expect to be able to support the distribution requirements for up to 160 retail stores. We believe that further distribution capacity will be needed in 2005 to support our anticipated growth.

        We believe that the prompt delivery of merchandise purchased through our catalogs or e-commerce website promotes customer loyalty and repeat buying. To achieve this goal, we use an integrated picking, packing and shipping system. The system monitors the in-stock status of each item ordered, processes the order and generates all related packing and shipping materials, taking into account the location of items within the Tilton facility. Our catalog and e-commerce customers normally receive their orders within two to four business days after shipping, although customers may request overnight delivery for an extra charge. In early 2003 we entered into a contract with United Parcel Service ("UPS") to deliver the majority of our direct-to-consumer packages. This change will enable us to track nearly every package sent to our customers and will also result in lower per package shipping costs.

Information Systems and Technology

        We are committed to making ongoing investments in our information systems to increase operating efficiency, provide superior customer service and support our anticipated growth. We believe that our ability to capture and analyze operational and financial data and relevant information about our customers and their purchasing history is critical to our success. We have made, and continue to make, significant investments in our systems and infrastructure to support order taking and customer service, order fulfillment, marketing, product development, merchandising, inventory management, our retail store initiative, financial control and reporting and forecasting. In addition to our in-house data processing and information systems resources, we also use several outside vendors for key services such as list processing and credit card administration and approval.

Community Outreach

        We are committed to establishing long-term relationships with nonprofit community-based organizations whose mission it is to aid women and children in need. As part of our ongoing charitable giving program, we established the J. Jill Compassion Fund at the Boston Foundation in fiscal 2002. Profits from the sale of specific items as well as direct company contributions into the fund will be used to support these organizations and programs. Through contributions to the fund as well as direct donations to specific charities we contributed more than $0.2 million to charitable causes in fiscal 2002. In addition, beginning in 2003, all of our full-time employees will be able to use one paid workday per year to participate in a volunteer service activity. We believe it is important to show our commitment to the communities in which we live.

Competition

        The women's apparel market is highly competitive. We compete with other direct marketers, specialty apparel and accessory retailers and traditional department store retailers. The perceived growth opportunities within the women's apparel market has encouraged the entry of many new competitors as well as increased competition from existing companies. Many of our competitors are larger and have greater financial, marketing and other resources. We believe that we compete principally on the basis of the lifestyle element of the J. Jill brand, which is enhanced by our private label merchandise assortment and distinctive creative approach. We also believe that our multiple distribution channel strategy further increases our ability to compete by allowing us to reach a broader audience, introduce our lifestyle concept to untapped markets and continue to build the J. Jill brand into a nationally recognized brand. Additionally, we believe that the apparel industry lacks a focus on the mature 35 to 55-year-old woman, our target customer. We believe that we are poised to capture increased market share in this underserved market.

Employees

        As of March 1, 2003, we employed 2,185 individuals, of whom 1,067 were full-time (those employees scheduled to work 30 hours or more per week). None of our employees are represented by a union. We consider our employee relations to be good.

Trademarks and Service Marks

        We have registered various trademarks and service marks with the United States Patent and Trademark Office, including J. Jill.

Information Available on our Website

        Our corporate Internet address is www.jjillgroup.com. Our website provides a hyperlink to a third-party website through which our annual, quarterly and current reports, amendments to those reports, as well as other documents we file electronically with the Securities and Exchange Commission ("SEC") are available free of charge. We believe these reports are made available as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. We do not provide any information directly to the third-party website, and we do not check its accuracy. Copies of these reports can also be obtained from the SEC's website at www.sec.gov.

Item 1A. Risk Factors

Our retail store initiative may be unsuccessful, and our retail business is subject to a number of uncertainties.

        Our current growth strategy is based primarily on our retail store initiative. At the present time, we are devoting significant financial resources and operational efforts to the opening and operation of our retail stores. At December 28, 2002, we had 88 retail stores and one retail outlet store. During fiscal 2003, we plan to continue our retail store growth strategy, opening an additional 35 to 40 retail stores. The operation of retail stores presents a number of risks and challenges not present in our direct business, including the following:

  •
  We are required to make long-term financial commitments when leasing retail store locations;

  •
  We must make substantial investments in store design, leasehold improvements and other areas prior to the opening of each store, and thereafter, we must continue to invest to maintain our store facilities;

  •
  Customer response to merchandise offerings in our retail stores is substantially dependent on our merchandise assortment, availability and creative presentation. It can also be affected by factors that are outside our control. If we are unable to achieve anticipated customer response, our retail store sales could decline;

  •
  We must hire and retain qualified retail sales and management personnel in the areas where our stores are located;

  •
  The success of our individual stores may depend significantly on the success of the shopping malls or lifestyle centers in which they are located; and

  •
  Our retail store initiative is likely to require us to expand our operations, fulfillment and distribution center in Tilton, New Hampshire, or to lease or acquire other warehouse and distribution facilities.

        We may not be able to successfully address the risks that the operation of retail stores entails. There can be no assurance that our retail store initiative will be successful, and if it is not, our business and financial condition would be adversely affected. In addition, our continued growth could result in a strain on our management, financial, merchandising, marketing, distribution and other resources. We cannot assure that we will be able to manage growth effectively.

Our direct business is subject to a number of uncertainties.

        Our direct business presents a number of risks and uncertainties, including the following:

  •
  At December 28, 2002, approximately 40% of our twelve-month buyers lived within 15 miles of one of our retail stores. Competition from our retail stores may result in fewer catalog and e-commerce orders in these areas;

  •
  Our ability to sustain our direct business is largely dependent on our ability to acquire and retain customers;

  •
  United States Postal Service rates may increase. This could increase the cost of mailing our catalogs and may result in lower profits for our direct business;

  •
  Customer response to our catalogs and e-commerce offerings is substantially dependent on our merchandise assortment, availability and creative presentation. It can also be affected by factors that are outside our control. We have historically experienced fluctuations in customer response. If we are unable to achieve anticipated customer response, our catalog and e-commerce sales could decline;

  •
  The operation of our direct business is dependent on our ability to maintain the efficient and uninterrupted operation of our order taking and fulfillment operations and our e-commerce website. Disruptions or slowdowns in these areas could include those resulting from disruptions in telephone service or electrical outages, inadequate system capacity, human error or accidents, fire, natural disasters or adverse weather conditions and lack of labor availability. These problems could result in a reduction in net sales as well as increased administrative and order processing costs;

  •
  Each edition of a catalog requires substantial investments in layout and design, paper, printing, postage and inventory prior to mailing. As a result, we are not able to adjust these costs for a particular mailing in response to the actual performance of the catalog;

  •
  Some of our catalog marketing programs rely on prospect mailings and as a result involve risks not present in mailings to our existing customers, including potentially lower and less predictable response rates and the possibility that third parties who provide customer lists may stop making them available; and

  •
  The operation of our direct business is dependent on our ability to prepare catalogs in a timely manner. Preparation of our catalogs requires the involvement of many different groups within our organization as well as certain outside vendors. Any delay in the completion of a catalog could cause customers to forego or defer purchases from us.

The success of our business depends on the timely receipt of inventory from our vendors.

        The success of our direct business depends on our ability to fulfill orders. The success of our retail business depends on our ability to keep appropriate levels of inventory in our stores. If inventory receipts are delayed, we could be unable to fulfill certain orders and inventory levels in our stores could fall below desirable levels, which could result in cancelled orders or lost sales.

The success of our business depends on our ability to anticipate and interpret fashion trends.

        Our future success depends on our ability to anticipate fashion trends and interpret them for our target market. We begin to make merchandise commitments four to seven months before the merchandise is available to customers. We can provide no assurance that we will be able to identify and offer merchandise that appeals to our customer base or that any introduction of new merchandise categories will be successful or profitable. Our failure to anticipate fashion trends or to interpret them in a manner acceptable to our target customers could impact our profitability by creating a need for us to sell our merchandise at markdown prices.

Our private label branding strategy requires long product lead times and large initial purchases.

        The use of private label merchandise requires us to incur costs and risks relating to the design and purchase of products, including long product lead times for orders and high initial purchase commitments. These long product lead times and high initial purchase commitments amplify the consequences of any miscalculation that we might make in anticipating fashion trends or interpreting them for our customers.

The women's apparel market is highly competitive.

        We are in a highly competitive market. Our retail initiative has exposed us to additional competitors. The perceived growth opportunities within the women's apparel market has encouraged the entry of many new competitors as well as increased competition from existing companies. Many of our competitors are larger and have greater financial, marketing and other resources than we do, and we can provide no assurance that we will be able to compete successfully with them in the future.

Our sales tax collection policy may expose us to certain risks.

        Our retail store subsidiary currently collects sales tax on our store sales. Our direct marketing subsidiary currently collects sales tax on our catalog and e-commerce sales only in Massachusetts. Many states have attempted to require that out-of-state direct marketers and e-commerce retailers collect sales taxes on sales of products shipped to their residents, but the legality of the imposition of such taxes is unsettled. Our retail store initiative has increased the risk that states where our retail stores are located may attempt to require us to collect sales tax on our catalog and e-commerce sales to customers in these states. Although we believe that we have collected sales tax where we are required to do so under existing law, state tax authorities may disagree and we could be subject to assessments for uncollected sales taxes, as well as demands for prospective collection of such taxes. Additionally, if Congress enacts legislation permitting states to impose sales tax collection obligations on out-of-state catalog or e-commerce businesses, or if we are otherwise required to collect additional sales taxes, such tax collection obligations may negatively affect customer response and could have a material adverse effect on our financial position, results of operations and cash flows.

A major failure of our information systems could harm our business.

        We depend on information systems to operate our e-commerce website, process orders, respond to customer inquiries, manage inventory, purchase, sell and ship goods on a timely basis and maintain cost-efficient operations. Any material disruption or slowdown of our systems could cause orders to be lost or delayed and could damage our reputation with our customers or cause our customers to cancel orders. We may experience operational problems with our information systems as a result of system failures, viruses, computer "hackers" or other causes. We cannot assure that our systems will be adequate to support future growth.

Our operating results fluctuate.

        Our annual and quarterly operating results have fluctuated, and we expect these fluctuations to continue. Among the factors that may cause our operating results to fluctuate are:

  •
  customer response to merchandise offerings;

  •
  the timing of the rollout of our new retail stores;

  •
  seasonal variations in retail store sales;

  •
  the timing and size of catalog mailings;

  •
  the costs of producing and mailing catalogs;

  •
  the timing of merchandise receipts;

  •
  the level of merchandise returns;

  •
  changes in merchandise mix and presentation; and

  •
  the incurrence of other operating costs and factors beyond our control, such as general economic conditions and actions of competitors.

        Our current expense levels are based in part on expectations of future net sales and, as a result, net income for a given period could be disproportionately affected by any reduction in net sales for that period. In addition, we expect our retail store business to be more seasonal than our direct business.

        As a result of all of these factors, we believe that period-to-period comparisons of our historical and future results will not necessarily be meaningful and should not be relied on as an indication of future performance.

Talented personnel are critical to our success.

        Our success depends to a significant extent upon our ability to retain key personnel, particularly Gordon R. Cooke, President, Chief Executive Officer and Chairman of our Board of Directors, and to continue to attract talented new personnel. The loss of the services of Mr. Cooke or one or more of our current key employees, or our failure to attract talented new employees, could have a material adverse effect on our business. We do not have employment contracts with any members of our senior management that would prohibit them from competing with us following the termination of their employment. We do not maintain "key man" life insurance on the lives of any members of our senior management.

Our overseas merchandise purchasing strategy makes it vulnerable to a number of risks.

        We purchase a significant portion of our merchandise directly from foreign sources, primarily located in Hong Kong and China. In addition, goods purchased from domestic vendors may be sourced abroad by such vendors. We expect that we will continue to purchase significant amounts of merchandise from foreign sources in the future. Accordingly, our operations are subject to the normal risks and burdens of purchasing merchandise abroad, including:

  •
  customs compliance;

  •
  import duties or restrictions;

  •
  the availability of quota;

  •
  greater difficulty in supervising distant suppliers;

  •
  work stoppages; and

  •
  in certain parts of the world, political and economic instability.

        In addition, we require our vendors to abide by a stringent code of conduct that sets guidelines for employment practices such as wages and benefits, working hours, health and safety, working age, and for environmental and legal matters. We cannot eliminate the possibility of non-compliance with our code of conduct. If any of our vendors are found to be out of compliance with our code of conduct, our sales could be materially affected by the resulting negative publicity.

Our success is dependent on the performance of our vendors and service providers.

        Our business depends on the performance of third parties, including:

  •
  manufacturers and foreign buying agents;

  •
  telecommunications service providers;

  •
  the United States Postal Service;

  •
  United Parcel Service;

  •
  shipping companies;

  •
  landlords and building contractors;

  •
  paper manufacturers and printers;

  •
  photographers, creative designers and models;

  •
  credit card processing companies; and

  •
  our overflow call center.

        Any interruptions or delays in these services could materially and adversely affect our business and financial condition. Although we believe that, in general, the goods and services we obtain from third parties could be purchased from other sources, identifying and obtaining substitute goods and services could result in delays and increased costs. We do not maintain supply contracts with any of our private label or other merchandise vendors. Rather, we acquire merchandise via purchase orders that terminate upon completion of the order. If any significant merchandise vendor or buying agent were to suddenly discontinue its relationship with us, we could experience temporary delivery delays until a substitute supplier could be found.

        We place significant reliance on our relationship with one foreign buying agent. We believe that this concentration risk is mitigated by the fact that this buying agent purchases our inventory directly from a variety of foreign vendors. We also use other buying agents and buy directly from a variety of domestic vendors. Although we could purchase this inventory through alternative buying agents and/or directly from vendors, loss of this buying agent could disrupt operations. We attempt to mitigate this risk by working closely with this buying agent, other key buying agents and vendors.

Our business is subject to a number of external costs that we are unable to control.

        Our business is subject to a number of external costs that we are unable to control, including:

  •
  labor costs;

  •
  printing, paper and postage expenses;

  •
  shipping charges associated with distributing merchandise to our customers and stores;

  •
  retail store facility rental and construction costs; and

  •
  inventory acquisition costs, including product costs, quota and customs charges.

        Any increase in these or other external costs could adversely affect our financial position, results of operations and cash flows.

Negative economic or political conditions could harm our business.

        Our success is influenced by a number of economic conditions affecting consumer disposable income such as employment levels, business conditions, interest rates and taxation rates. Adverse changes in these economic conditions may restrict consumer spending, thereby negatively affecting our growth and profitability. In addition, our success is influenced by a number of political conditions affecting consumer confidence such as war, terrorism and political unrest.

The market price of our common stock is volatile.

        The market price of our common stock has fluctuated substantially since our initial public offering in 1993. We believe factors such as quarterly operating results, changes in market conditions, securities analysts' estimates of future operating results, and the overall performance of the stock market may cause the market price of our common stock to continue to fluctuate significantly.

Potential acquirers might be frustrated by certain provisions in Delaware law, our charter and our by-laws.

        Provisions of our Certificate of Incorporation and By-Laws and of the Delaware General Corporation Law may make it more difficult for a third-party to acquire us, even if doing so would allow our stockholders to receive a premium over the prevailing market price of our common stock. Those provisions of the Certificate of Incorporation and By-Laws and of the Delaware law are intended to encourage potential acquirers to negotiate with us and allow our Board of Directors the opportunity to consider alternative proposals in the interest of maximizing stockholder value. However, those provisions may also discourage acquisition proposals or delay or prevent a change in control, which could negatively affect our stock price.

Item 2. Properties

        The following table sets forth certain information relating to our facilities at December 28, 2002:

Location	Square Footage		Function	Type of Interest(1)	Lease Termination
Tilton, NH (approx. 360 acres)	573,000	(2)	Operations, Fulfillment & Distribution Center	Owned	—
Quincy, MA	67,000		Corporate Offices	Leased	12/31/09
88 Retail stores throughout the United States	3,000-6,000		Retail store space	Leased	01/31/10–01/31/15
4 Outlet stores in New Hampshire, Massachusetts and Maryland	3,000-4,000		Outlet store space	Leased	06/30/04–01/31/13
(1)
The Tilton operations, fulfillment and distribution center is owned by Birch Pond Realty Corporation, a wholly owned subsidiary of The J. Jill Group, Inc. (See Note E to the accompanying consolidated financial statements.) The retail stores, including one retail outlet store, are leased by The Birch Pond Group, Inc., a wholly owned subsidiary of The J. Jill Group, Inc. The three other outlet stores are leased by J. Jill Direct, Inc., a wholly owned subsidiary of The J. Jill Group, Inc.

(2)
Includes approximately 152,000 square feet of mezzanine space.

        We believe that we currently have adequate capacity in our corporate offices and our operations, fulfillment and distribution center to accommodate our planned growth through 2005. We plan to expand our distribution capacity in 2005.

        Between December 28, 2002 and March 1, 2003, we entered into leases for two additional retail stores, each having lease termination dates in 2014. We plan to open 35 to 40 retail stores in 2003. We believe there is a total market potential for 300 to 500 of our retail stores throughout the United States.

Item 3. Legal Proceedings

        From time to time, we are party to various legal proceedings, primarily arising in the ordinary course of business. We believe that the outcome of legal proceedings pending at December 28, 2002, will not have a material impact on our financial position, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of our security holders during the fourth quarter of fiscal 2002.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        Our common stock trades on The NASDAQ Stock Market under the symbol "JILL". As of March 1, 2003, the number of holders of record of our common stock was approximately 457.

        The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported on The NASDAQ Stock Market, as adjusted to reflect the effects of a three-for-two stock split effected in the form of a stock dividend paid on June 28, 2002 to shareholders of record on June 14, 2002:

	High	Low
Fiscal 2002:
Quarter ended December 28, 2002	$24.90	$13.38
Quarter ended September 28, 2002	27.50	18.82
Quarter ended June 29, 2002	25.33	17.70
Quarter ended March 30, 2002	20.49	12.73
Fiscal 2001:
Quarter ended December 29, 2001	15.03	7.53
Quarter ended September 29, 2001	13.60	6.80
Quarter ended June 30, 2001	15.40	9.47
Quarter ended March 31, 2001	$20.33	$7.67

        We have never declared or paid any cash dividends on our common stock. We currently intend to retain any earnings for use in the operation and expansion of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

Item 6. Selected Consolidated Financial Data

        Our selected consolidated financial data has been derived from our consolidated financial statements for the periods indicated and should be read in conjunction with the discussion under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and footnotes.

        Our fiscal year ends on the last Saturday in December. The twelve months ended December 28, 2002, December 29, 2001, December 25, 1999 and December 26, 1998 were 52-week fiscal years. The twelve months ended December 30, 2000 was a 53-week fiscal year. In a 53-week fiscal year, three of the quarters are 13-week periods, and one is a 14-week period. The fourth quarter of fiscal 2000 was a 14-week period.

        During fiscal 2002, we effected a three-for-two stock split in the form of a stock dividend paid on June 28, 2002 to shareholders of record on June 14, 2002. All share and per share data has been adjusted for the stock split, however the common stock par value amount presented on the consolidated balance sheet at December 29, 2001 has not been adjusted for the stock split.

	Twelve Months Ended
	Dec. 28, 2002	Dec. 29, 2001	Dec. 30, 2000 (1)	Dec. 25, 1999 (2)	Dec. 26, 1998
			(53 weeks)
	(in thousands except per share and selected operating data)
Consolidated Statement of Operations Data:
Net sales	$347,574	$287,043	$246,309	$250,281	$218,730
Income (loss) before taxes and cumulative effect	31,993	22,664	22,019	(1,084)	13,774
Net income (loss)	18,910	13,145	12,759	(684)	8,402
Net income (loss) per share (diluted)	$0.94	$0.70	$0.82	$(0.05)	$0.54
Weighted average shares outstanding (diluted)	20,096	18,697	15,582	14,818	15,566
Consolidated Balance Sheet Data:
Total assets	$228,260	$179,977	$130,137	$101,359	$115,492
Working capital	73,224	54,345	23,316	23,553	10,191
Long-term debt, less current portion	13,802	15,590	17,375	19,098	9,900
Total stockholders' equity	$145,099	$112,937	$69,242	$55,862	$53,596
Selected Operating Data: (3)
Direct:
Circulation (4)
Catalogs (in thousands)	77,800	62,200	65,000	76,700	54,500
Square inches (in millions)	497,200	407,400	424,600	520,000	337,400
Twelve-month buyers (5)	1,055,000	1,017,000	991,000	1,043,000	833,000
Customer e-mail addresses	718,000	740,000	501,000	62,000	—
Retail: (6)
Stores open
Beginning of period	51	22	2	—	—
End of period	88	51	22	2	—
Weighted average stores open (7)	66	32	9	0	—
Weighted average square footage (8)	323,800	164,600	44,900	900	—
Total Company:
J. Jill private label credit cardholders	433,000	307,000	196,000	146,000	99,000
(1)
Effective as of December 26, 1999, we changed our revenue recognition policy to be in accordance with the provisions of the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." Under SAB 101, revenue is recognized at time of customer receipt rather than upon shipment of goods to the customer. The cumulative effect of this change for periods prior to fiscal 2000 totaled $65,000, net of taxes of $41,000, and is reflected in the first quarter of fiscal 2000. The pro forma effect of SAB 101 on the net income (loss) for all prior periods presented was immaterial.

(2)
During the twelve-month period ended December 25, 1999, we recorded charges totaling $5,987,000 primarily associated with our decision to discontinue our Nicole Summers catalog concept.

(3)
All selected operating data exclude data related to the discontinued Nicole Summers catalog concept.

(4)
In order to more closely match net sales to circulation, we calculate circulation on a percentage of completion basis. Catalog circulation takes into account the total number of catalogs mailed during all periods and our estimate of the expected sales life of each catalog edition. Square inches circulated also takes into account the page count and page size of the catalogs circulated during the period.

(5)
As used throughout this Form 10-K, the term "twelve-month buyers" means customers who have placed a catalog, e-commerce or intranet order with us within the previous twelve months.

(6)
Retail information relates to our retail stores only and does not include data for our direct outlet stores or our retail outlet store.

(7)
Weighted average stores open refers to the number of retail stores open during the period weighted for the number of days that each store was open during the period.

(8)
Weighted average square footage refers to the square footage of retail stores open during the period weighted for the number of days that each store was open during the period.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        This Annual Report on Form 10-K, including the following discussion, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, the words "projected," "anticipated," "planned," "expected" and similar expressions are intended to identify forward-looking statements. In particular, statements regarding future financial targets or trends are forward-looking statements. Forward-looking statements are not guarantees of our future financial performance, and undue reliance should not be placed on them. Our actual results, performance or achievements may differ significantly from the results discussed in or implied by the forward-looking statement. Factors that might cause such a difference include, but are not limited to, the following: the continued success or possible future failure of the retail store initiative; our ability to effectively manage our operations and growth in a multiple distribution channel environment; significant changes in customer acceptance of our product offerings; changes in competition in the apparel industry; changes in consumer spending, fashion trends and consumer preferences; changes in, or the failure to comply with, federal and state tax and other government regulations; the customary risks of purchasing merchandise abroad, including longer lead times, higher initial purchase commitments and foreign currency fluctuations; possible future increases in expenses and labor and employee benefit costs; our ability to attract and retain qualified personnel; business abilities and judgment of management; the existence or absence of brand awareness; the existence or absence of publicity, advertising and promotional efforts; the success or failure of operating initiatives; the mix of our sales between full price and liquidation merchandise; general political, economic and business conditions and other factors. See also Item 1A, "Risk Factors." We disclaim any intent or obligation to update any forward-looking statements.

Overview

        We are a multi-channel specialty retailer of high quality women's apparel, accessories and footwear. We market our products through catalogs, retail stores and an e-commerce website. We currently have two reportable business segments, direct and retail. Each segment is separately managed and utilizes distinct distribution, marketing and inventory management strategies. The direct segment markets merchandise through catalogs and an e-commerce website. The retail segment markets merchandise through retail stores.

        Our fiscal year ends on the last Saturday in December. The twelve months ended December 28, 2002 ("fiscal 2002") and December 29, 2001 ("fiscal 2001") were 52-week fiscal years. The twelve months ended December 30, 2000 ("fiscal 2000") was a 53-week fiscal year. In a 53-week fiscal year, three of the quarters are 13-week periods, and one is a 14-week period. The fourth quarter of fiscal 2000 was a 14-week period.

        During fiscal 2002, we effected a three-for-two stock split in the form of a stock dividend paid on June 28, 2002 to shareholders of record on June 14, 2002. All share and per share data has been adjusted for the stock split.

        Net sales for fiscal 2002 increased by 21.1% to $347.6 million from $287.0 million in fiscal 2001. Income before interest, taxes and cumulative effect for fiscal 2002 was $32.8 million, or 9.4% of net sales, compared to $23.5 million, or 8.2% of net sales in the prior year. Net income for fiscal 2002 was $18.9 million, or $0.94 per diluted share, compared to $13.1 million, or $0.70 per diluted share in fiscal 2001.

Results of Operations

        The following table presents our consolidated statements of operations expressed as a percentage of net sales:

	Twelve Months Ended
	December 28, 2002	December 29, 2001	December 30, 2000
			(53 weeks)
Net sales	100.0%	100.0%	100.0%
Cost of products and merchandising	61.9	65.8	65.4

Gross margin	38.1	34.2	34.6
Selling, general and administrative expenses	28.7	26.0	25.1

Income before interest, taxes and cumulative effect	9.4	8.2	9.5
Interest, net	0.2	0.3	0.6

Income before taxes and cumulative effect	9.2	7.9	8.9
Income tax provision	3.8	3.3	3.7

Income before cumulative effect	5.4	4.6	5.2
Cumulative effect of accounting change, net of tax	—	—	0.0

Net income	5.4%	4.6%	5.2%

        The following table summarizes net sales by segment (in thousands):

	Twelve Months Ended
	December 28, 2002	December 29, 2001	December 30, 2000
			(53 weeks)
Direct	$220,595	$212,204	$219,444
Retail	128,086	76,223	28,308
Other (1)	(1,107)	(1,384)	(1,443)

Total net sales	$347,574	$287,043	$246,309

(1)
Other represents certain sales allowances not specifically attributable to the direct or retail business segments.

Comparison of Fiscal 2002 to Fiscal 2001

        Net sales increased by $60.5 million, or 21.1%, to $347.6 million in fiscal 2002 from $287.0 million in fiscal 2001. During fiscal 2002, retail segment net sales increased by 68.0% to $128.1 million from $76.2 million in fiscal 2001 primarily as a result of increased store count. During fiscal 2002, we opened 37 retail stores and one retail outlet store. At December 28, 2002, we had 88 retail stores open compared to 51 at December 29, 2001. Direct segment net sales increased by 4.0% primarily as a result of a 22.0% increase in square inches circulated during fiscal 2002 compared to fiscal 2001. E-commerce net sales represented 31.1% of total direct segment net sales during fiscal 2002 compared to 24.9% during fiscal 2001.

        Sales productivity, as measured by demand per 1,000 square inches circulated in the direct segment and sales per square foot in the retail segment, was lower in fiscal 2002 as compared to fiscal 2001. Our direct segment experienced a 17.4% decline in catalog productivity in fiscal 2002 as compared to fiscal 2001 which was primarily attributable to increased circulation levels and the disappointing results of our fall bestseller catalog, combined with a lower percentage of off price sales. Off price catalogs typically generate more sales per square inch circulated than full price catalogs. Sales per square foot in our retail segment declined 14.6% in fiscal 2002 as compared to fiscal 2001 as a result of several factors including a lower percentage of off price sales, lower overall in-store inventory levels and the cannibalization impact of filling in markets. Additionally, both segments were negatively affected by the external pressures from the very difficult retail environment during the year.

        Gross margin represents net sales less cost of products and merchandising. Cost of products and merchandising consists primarily of merchandise development, control and acquisition costs, provisions for markdowns, order processing and customer service costs, distribution facility costs and occupancy and depreciation costs for our stores. During fiscal 2002, our gross margin increased by $34.3 million, or 35.0%, to $132.3 million from $98.1 million in fiscal 2001. As a percentage of net sales, our gross margin increased to 38.1% during fiscal 2002 from 34.2% during fiscal 2001. This increase in gross margin as a percentage of net sales was primarily as a result of our inventory management strategy in fiscal 2002. Our more conservative inventory management strategy in fiscal 2002 resulted in fewer overstocks, less off price selling and lower markdown charges. In addition, we were able to negotiate better prices with some of our vendors which resulted in higher initial markups in fiscal 2002 as compared to fiscal 2001. Finally, our gross margin also benefited from lower order processing costs as a percentage of net sales and the leveraging of these costs over higher total company net sales. These factors were partially offset by the de-leveraging of retail occupancy and depreciation costs associated with our retail store rollout as well as an $847,000 asset impairment charge relating to one of our retail stores taken in the fourth quarter of fiscal 2002.

        Selling, general and administrative expenses consist primarily of costs to produce, print and distribute catalogs, as well as e-commerce website, retail store selling and corporate administrative costs. Selling, general and administrative expenses increased by $25.1 million, or 33.6%, to $99.6 million in fiscal 2002 from $74.5 million in fiscal 2001. As a percentage of net sales, selling, general and administrative expenses increased to 28.7% during fiscal 2002 from 26.0% during fiscal 2001. This increase in selling, general and administrative expenses as a percentage of net sales was primarily attributable to lower sales productivity experienced in both the direct and retail segments and the growing impact of the retail segment on our overall results reflecting the fact that retail selling costs are currently higher as a percentage of net sales than direct selling costs. In addition, selling, general and administrative expenses include two significant charges during fiscal 2002. These charges consisted of $1.2 million in costs incurred related to a potential strategic acquisition that was abandoned and a $1.0 million fully vested discretionary contribution into the deferred compensation plan for our President and Chief Executive Officer.

        Interest income decreased to $0.6 million in fiscal 2002 from $0.7 million in fiscal 2001. Interest expense decreased to $1.4 million in fiscal 2002 as compared to $1.6 million in fiscal 2001.

Comparison of Fiscal 2001 to Fiscal 2000

        Net sales increased by $40.7 million, or 16.5%, to $287.0 million in fiscal 2001 from $246.3 million in fiscal 2000. Net sales growth from our retail segment was partially offset by slightly lower sales from our direct segment. During fiscal 2001, retail segment net sales grew by 169.3% to $76.2 million from $28.3 million in fiscal 2000. During fiscal 2001, we opened 29 retail stores. At December 29, 2001, we had 51 retail stores open compared to 22 at December 30, 2000. Direct segment net sales decreased by 3.3% and square inches circulated decreased by 4.5% during fiscal 2001 compared to fiscal 2000. This decrease in direct segment net sales was largely as a result of there being an extra week of sales in fiscal 2000. E-commerce net sales represented 24.9% of total direct segment net sales during fiscal 2001 compared to 16.0% during fiscal 2000.

        During fiscal 2001, our gross margin increased by $12.8 million, or 15.0%, to $98.1 million from $85.3 million in fiscal 2000. As a percentage of net sales, our gross margin decreased to 34.2% during fiscal 2001 from 34.6% during fiscal 2000. This decrease in gross margin as a percentage of net sales was primarily attributable to the de-leveraging of retail occupancy and depreciation costs and to the more promotional retail environment in fiscal 2001 as compared to fiscal 2000. This decrease was partially offset by higher initial markups, lower markdown charges associated with better inventory management and the leveraging of certain merchandising and order processing costs over higher total company net sales.

        Selling, general and administrative expenses increased by $12.6 million, or 20.4%, to $74.5 million in fiscal 2001 from $61.9 million in fiscal 2000. As a percentage of net sales, selling, general and administrative expenses increased to 26.0% during fiscal 2001 from 25.1% during fiscal 2000. This increase in selling, general and administrative expenses as a percentage of net sales was primarily attributable to the growing impact of the retail segment on our overall results and the fact that our retail selling costs were higher as a percentage of net sales than our direct selling costs.

        Interest income increased to $0.7 million in fiscal 2001 from $0.3 million in fiscal 2000. This increase in interest income was primarily a consequence of higher cash balances resulting from our stock offering during the first quarter of fiscal 2001. Interest expense decreased to $1.6 million in fiscal 2001 as compared to $1.7 million in fiscal 2000.

Income Taxes

        We provide for income taxes at an effective tax rate that includes the full federal and state statutory tax rates. Our effective tax rates for fiscal 2002, fiscal 2001 and fiscal 2000, were 40.9%, 42.0% and 41.8%, respectively. The decline in the effective tax rate for fiscal 2002 reflects a decrease in the projected amount of non-deductible expenses for fiscal 2002 as compared to fiscal 2001 partially offset by a state net operating loss ("NOL") carryforward valuation allowance and the impact of conducting business in states with higher tax rates. Our effective tax rate for fiscal 2003 is estimated to be 41.5%. The increased effective tax rate reflects an increase in the projected amount of non-deductible expenses for fiscal 2003. At December 28, 2002, we placed a $0.1 million valuation allowance against a portion of our deferred tax assets related to state NOL carryforwards where we believe that it is more likely than not that the tax benefit of these NOL carryforwards will not be realized. See Note J to the accompanying consolidated financial statements.

Cumulative Effect of Accounting Change

        Effective as of December 26, 1999, we changed our revenue recognition policy to be in accordance with the provisions of the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." Under SAB 101, revenue is recognized at time of customer receipt rather than upon shipment of goods to the customer. The cumulative effect of this change for periods prior to fiscal 2000 totaled $65,000, net of taxes of $41,000, and is reflected in the first quarter of fiscal 2000.

Segment Direct Contribution

        We currently have two reportable business segments, direct and retail. Segment reporting is intended to give financial statement users a view of our business "through the eyes of management." Our internal management reporting is the basis for the information disclosed for our business segments. Our internally defined measure of segment profit or loss, direct contribution, is required to be disclosed according to Generally Accepted Accounting Principles ("GAAP") but is not a GAAP measure. Information related to segment direct contribution should be read in conjunction with the reconciliation to "Income before interest, taxes and cumulative effect" as determined by GAAP.

        We evaluate our segment profitability based on the direct contribution of each segment. Direct contribution represents each segment's net sales less direct costs related to the segment's operations. Direct costs for both segments include merchandise acquisition and control costs and provisions for markdowns. Direct costs also include catalog costs, certain order processing costs and e-commerce selling costs for the direct segment and retail store selling, occupancy, depreciation and administrative costs for the retail segment. Direct contribution less unallocated shared-service costs and general and administrative expenses is equal to income before interest, taxes and cumulative effect. Unallocated shared-service costs include distribution and warehousing costs as well as merchandising and product development costs. General and administrative expenses include corporate executive management costs, support service costs (e.g., shared information systems, finance and human resources) and corporate headquarter occupancy costs.

        The accounting policies of our segments are the same as those described in Note B to the accompanying consolidated financial statements. In addition, inter-segment balances and transactions have been eliminated.

        The following table summarizes direct contribution by segment and provides a reconciliation of segment direct contribution to income before interest, taxes and cumulative effect (in thousands):

	Twelve Months Ended
	December 28, 2002	December 29, 2001	December 30, 2000
			(53 weeks)
Direct	$69,758	$58,351	$59,259
Retail	9,997	5,437	267

Total direct contribution	79,755	63,788	59,526
Unallocated shared-service costs	(24,856)	(23,208)	(20,985)
General and administrative expenses	(22,137)	(17,039)	(15,135)

Income before interest, taxes and cumulative effect	$32,762	$23,541	$23,406

Direct Segment

        The direct segment's fiscal 2002 direct contribution increased by $11.4 million, or 19.5%, compared to fiscal 2001. As a percentage of segment net sales, direct contribution increased to 31.6% during fiscal 2002 from 27.5% during fiscal 2001. This increase in direct contribution as a percentage of segment net sales was primarily attributable to higher gross margins associated with increased full price sales volumes, better inventory management, lower markdown charges and higher initial markups as compared to fiscal 2001. This gross margin improvement was partially offset by higher selling expenses as a percentage of segment net sales as a result of lower catalog productivity.

        The direct segment's fiscal 2001 direct contribution decreased by $0.9 million, or 1.5%, compared to fiscal 2000. As a percentage of segment net sales, direct contribution increased to 27.5% during fiscal 2001 from 27.0% during fiscal 2000. This increase in direct contribution as a percentage of segment net sales was primarily attributable to higher initial markups and cost control measures taken during fiscal 2001. Partially offsetting these benefits were slightly higher selling expenses as a percentage of segment net sales.

Retail Segment

        The retail segment's fiscal 2002 direct contribution increased by $4.6 million, or 83.9%, compared to fiscal 2001. As a percentage of segment net sales, direct contribution increased to 7.8% during fiscal 2002 from 7.1% during fiscal 2001. This increase in direct contribution as a percentage of segment net sales was primarily attributable to higher gross margins associated with increased full price sales volumes, better inventory management, lower markdown charges and higher initial markups as compared to fiscal 2001. This gross margin improvement was partially offset by higher occupancy, depreciation and selling costs as a percentage of segment net sales as a result of lower sales productivity, as well as an $847,000 asset impairment charge relating to one of our retail stores taken in the fourth quarter of fiscal 2002.

        The retail segment's fiscal 2001 direct contribution increased by $5.2 million to $5.4 million from $0.3 million in fiscal 2000. As a percentage of segment net sales, direct contribution increased to 7.1% during fiscal 2001 from 0.9% during fiscal 2000. This increase in direct contribution as a percentage of segment net sales was primarily attributable to higher initial markups and lower markdown charges associated with better inventory management in fiscal 2001 as compared to fiscal 2000. In addition, selling costs were lower as a percentage of segment net sales in fiscal 2001. The positive impact of these factors was partially offset by higher occupancy and depreciation costs related to new retail stores.

Seasonality and Quarterly Fluctuations

        As retail becomes a greater portion of our overall business, we expect that our business will become more seasonal. Our retail store rollout plan is expected to materially impact year-over-year comparisons of our net sales. Also, January is included in the first fiscal quarter for us, but is included in the fourth fiscal quarter for many other retailers. Because January is a month that traditionally involves significant promotional pricing, this difference needs to be taken into account when making comparisons of our financial performance for interim periods with that of other retailers.

Liquidity and Capital Resources

        Our principal working capital needs arise from the need to support costs incurred in advance of revenue generation, primarily inventory acquisition and catalog development, production and mailing costs. We have two selling seasons that correspond to the fashion seasons. The spring season begins in January and ends in July. The fall season begins in July and ends in January. Our capital investment needs arise from initiatives intended to support our growth, including the retail store rollout and improvements to our physical and operating infrastructure. During fiscal 2002, we funded our working capital and capital investment needs primarily with cash generated from operations and our existing credit facilities.

        Cash and cash equivalents ("cash") increased by $14.6 million during fiscal 2002. Approximately $45.7 million in cash was generated from operations and $7.8 million from stock transactions. Approximately $34.7 million was invested in property and equipment, primarily related to our retail store rollout, $2.4 million was transferred to a trust associated with our deferred compensation plan and $1.8 million was used to pay down debt. During fiscal 2002, net income before depreciation and amortization, additional deferred credits from landlords and higher accrued expense balances were the primary sources of cash from operations. The primary use of cash from operations was increases in accounts receivable principally associated with our deferred billing program.

        Cash increased by $28.6 million during fiscal 2001. Approximately $32.9 million in cash was generated from operations and $28.7 million in cash was raised as a result of our private placement of common stock in February 2001. Approximately $30.2 million was invested in property and equipment, primarily related to our retail store rollout, and $4.0 million was used to pay down debt. During fiscal 2001, net income before depreciation and amortization, additional deferred credits from landlords and lower inventory balances were the primary sources of cash from operations. The primary use of cash from operations was increases in accounts receivable principally associated with our deferred billing program.

        On February 6, 2001, we issued and sold an aggregate of 1,710,000 shares of our common stock (the "Restricted Shares") to accredited institutional investors in a private placement under Rule 506 under the Securities Act of 1933. The Restricted Shares were sold for cash at a price of $18.00 per share, for gross proceeds of $30.8 million. The purchase price was established on January 23, 2001 and represented an 18% discount from the NASDAQ closing price on that date. We paid a fee of 6.0% of the gross proceeds from the sale of the Restricted Shares to our placement agent for the sale of the Restricted Shares, and incurred other expenses of approximately $0.2 million in the transaction, resulting in net proceeds to us, after placement agent fees and other expenses, of $28.7 million. On February 21, 2001 a registration statement on Form S-3 relating to resale of the Restricted Shares became effective.

        Accounts receivable balances at December 28, 2002 were 56.6% higher than at December 29, 2001, primarily as a result of increased amounts related to our Holiday deferred billing program, which was offered for a longer period this year than last year, as well as increased landlord allowance receivables associated with new retail stores opened in fiscal 2002.

        Inventory levels at December 28, 2002 were 6.7% higher than at December 29, 2001, despite a significant increase in the number of retail stores open, largely as a result of our continued conservative inventory management strategy and the later timing of spring merchandise receipts due to the California dock workers labor dispute. Retail segment inventory totaled $19.1 million at December 28, 2002 compared to $13.7 million at December 29, 2001. Direct segment inventory totaled $14.9 million at December 28, 2002 compared to $18.2 million at December 29, 2001. We feel that our inventory management in the direct segment was optimized in fiscal 2002. In our retail segment, we feel that our in-store inventory levels were too conservative and therefore restricted potential sales growth. We plan to increase our in-store inventory levels by 8% to 10% to return to the level of average in-store inventories maintained in fiscal 2001.

        Accrued expense balances at December 28, 2002 were 31.0% higher than at December 29, 2001, primarily due to increased accrued amounts related to our deferred compensation plan, gift certificates and our retail store operations.

        Deferred credits from landlords include step rent and allowances from landlords related to our retail store leases. Deferred credits from landlords at December 28, 2002 were 76.3% higher than at December 29, 2001, primarily as a result of the additional 37 retail stores opened since that date.

        Our credit facilities at December 28, 2002 consisted of (i) a $50.0 million revolving credit facility (the "Revolving Credit Facility"); (ii) a $12.0 million real estate loan (the "Tilton Facility Loan"); and (iii) a $9.5 million equipment loan (the "Equipment Loan").

        On July 25, 2002, we amended our Revolving Credit Facility to extend its term and change certain lending conditions and compliance requirements including, among other things, changing the maximum number of new retail store openings allowed under the agreement to 90 for the two-year period consisting of fiscal 2002 and fiscal 2003, and 50 for each subsequent fiscal year. In addition, the debt service coverage ratio was amended to be less restrictive with respect to capital expenditures to the extent that our cash balances exceed a predetermined level. The maturity date of the Revolving Credit Facility, as amended, is June 1, 2004. The Revolving Credit Facility is collateralized by substantially all our personal property, both tangible and intangible. At December 28, 2002, the Revolving Credit Facility bore interest at 4.25% per annum. The amount available under the Revolving Credit Facility is reduced by outstanding borrowings and outstanding letters of credit. Outstanding borrowings may not exceed $20.0 million and bear interest at an annual rate equal to the prime lending rate announced by one of the participating banks or the LIBOR lending rate plus 1.75% per annum. There were no outstanding borrowings on the Revolving Credit Facility at December 28, 2002 or December 29, 2001. The maximum amount of borrowings on the Revolving Credit Facility during fiscal 2002 and fiscal 2001 was $5.0 million and $9.8 million, respectively. Outstanding letters of credit totaled $28.0 million and $15.5 million at December 28, 2002 and December 29, 2001, respectively. Availability under the Revolving Credit Facility at December 28, 2002 and December 29, 2001 was $22.0 million and $34.5 million, respectively, subject in each case to the $20.0 million borrowing cap. Outstanding letters of credit do not bear interest. We are required to pay a commitment fee of 1/4 of 1% per annum on the unused portion of the Revolving Credit Facility.

        The Tilton Facility Loan is collateralized by a mortgage lien on our operations, fulfillment and distribution center in Tilton, New Hampshire (the "Tilton facility"). The Tilton facility is owned by Birch Pond Realty Corporation, a wholly owned subsidiary of The J. Jill Group, Inc., and leased to The J. Jill Group, Inc. Payments of principal and interest on the Tilton Facility Loan, a 10-year loan, are due monthly, based on a 20-year amortization, with a balloon payment of the remaining balance payable on April 1, 2009. The interest rate on the Tilton Facility Loan is fixed at 7.30% per annum.

        The Equipment Loan is collateralized by substantially all of our materials handling equipment. There are currently four promissory notes outstanding under the Equipment Loan, requiring monthly payments of principal and interest through their maturities, which range from December 1, 2005 to March 1, 2006. The Equipment Loan has a weighted average interest rate of 7.62% per annum.

        The weighted average interest rate for amounts outstanding under our credit facilities during fiscal 2002 was 7.40% per annum.

        Our credit facilities contain various lending conditions and covenants including restrictions on permitted liens. In the case of the Revolving Credit Facility, these conditions and covenants include certain financial coverage calculations and ratios, including (i) indebtedness and outstanding letter of credit balance to tangible net worth; (ii) hard current assets to current liabilities; (iii) debt service coverage; (iv) indebtedness, outstanding letter of credit balance and net present value of operating leases to tangible net worth; (v) minimum tangible net worth; and (vi) minimum net profit. The manner of making these calculations and computing these ratios is defined by the provisions of the Fifth Amended and Restated Loan Agreement, as amended, which is part of the Revolving Credit Facility. We were in compliance with the covenants associated with our respective credit facilities as of and for the years ended December 28, 2002 and December 29, 2001.

        At December 28, 2002, we had 88 retail stores, one retail outlet store and three direct outlet stores open. We expect to open 35 to 40 additional retail stores in fiscal 2003. The cash requirements related to our retail store initiative are significant and are primarily comprised of leasehold improvements, net of landlord allowances, and initial inventory acquisition costs. The initial cash requirements for opening a new retail store are currently estimated at an average of approximately $0.7 million per store.

        At December 28, 2002, our cash requirements related to our outstanding long-term debt and our future minimum lease payments for operating leases having a remaining term in excess of one year at such date were as follows (in thousands):

	Long-Term Debt	Lease Commitments	Total
Fiscal 2003	$1,788	$19,568	$21,356
Fiscal 2004	1,878	20,708	22,586
Fiscal 2005	2,028	21,101	23,129
Fiscal 2006	501	21,266	21,767
Fiscal 2007	463	21,579	22,042
Thereafter	8,932	88,104	97,036

Total	$15,590	$192,326	$207,916

        At December 28, 2002, the maximum annual future minimum lease payments were $22.1 million in 2009.

        In addition to the debt payments and lease commitments represented in the above table, we enter into a number of cancelable and non-cancelable commitments during the year. Typically, these commitments are for less than a year in duration and are principally focused on the construction of new retail stores and the procurement of inventory. We typically commit to construction costs one to six months in advance of a new retail store opening. Preliminary commitments with our private label merchandise vendors typically are made five to seven months in advance of planned receipt date. Initial merchandise commitments for branded merchandise typically are made four to six months before planned receipt date.

        Most of our retail store leases contain provisions that allow for early termination of the lease by either party if certain predetermined annual sales levels are not met. Generally, these provisions allow the lease to be terminated between the third and fifth year of the lease. Should the lease be terminated under these provisions, the unamortized portion of any landlord allowances related to that property would be payable to the landlord. At December 28, 2002, we recorded an impairment charge of $847,000 to write off the carrying value of the assets associated with one of our retail stores. We have the option to terminate the lease associated with this store lease in 2006. Currently, we have no plan to close the store and are in negotiations with the landlord to mitigate the future operating costs of the store.

        Our sources of cash include cash on hand of $44.7 million, available borrowing capacity under our Revolving Credit Facility of $20.0 million and anticipated cash flow from operations. If the current trend of business continues, we expect to fund our entire retail store rollout in fiscal 2003 with cash generated from operations during fiscal 2003. We estimate that approximately $40.0 million in cash, before landlord allowances, will be invested in property and equipment during fiscal 2003, primarily for retail store construction. Based on current operating conditions, we believe we have sufficient sources of cash to execute our operating plans. Should current operating conditions deteriorate, we may generate less cash flow from operating activities than expected and be required to use more of our cash on hand than planned. In addition, we may need to borrow on our Revolving Credit Facility. We believe that we have some flexibility to adjust our mid-to-long-term operating plans to respond to any significant decrease in our cash resources. For example, we could adjust the timing and extent of our retail store rollout for fiscal 2003 and beyond or change our catalog circulation strategy.

Future Financial Targets

        For the first quarter of fiscal 2003, we currently expect net sales and diluted earnings per share to come in at the lower end of our previously announced targets of $83.0 to $85.0 million in net sales and $0.03 to $0.05 in diluted earnings per share. Regarding our previously announced fiscal 2003 targets of 20% growth in net sales and a 10% increase in diluted earnings per share, given the significant geopolitical situation and the continued difficult economic environment we are not now in a position to affirm or disavow these targets.

        These are our targets, not predictions of actual performance. Historically, our performance has deviated, often materially, from our targets. See the first paragraph of this Item 7 for factors that might cause such deviations.

Critical Accounting Policies

        In the normal course of business, we provide for markdown reserves on our overstocked merchandise. We look at past and projected sales performance and inventory on hand and on order when calculating an expected level of overstocks. Based on the estimated level of overstocks and the estimated net realizable amount of the overstocks, we accrue a markdown provision and maintain markdown reserves in order to state our inventory at the lower of cost or market. We have internal and external liquidation vehicles that we utilize to liquidate our overstocks. Internal channels, including sales catalogs, price reductions in the retail stores and our four outlet stores generally require lower markdown provisions and are considered first. After the internal capacity is exceeded, external channels are considered. External channels include inventory liquidators. The amount of markdown provision is usually greater for external channels. If our estimate of required markdown reserves is not accurate our gross margin and inventory balances may be overstated or understated.

        We record accruals for estimated product returns for direct segment sales using the following process. First, we determine an appropriate return rate for each current catalog. In doing so, we consider a number of factors, including prior years' and prior seasons' return rates for comparable J. Jill catalogs, trends in return rates from season to season and within the current season and applicable operational factors. Once a return rate is determined, it is monitored and updated periodically as appropriate to reflect changes in underlying assumptions based on actual experience. The return rate is used to calculate an appropriate returns allowance for the applicable catalog for the applicable period. We also provide a returns allowance for our retail stores. We provide this allowance based on projected merchandise returns, taking into consideration historical experience and other factors. These returns allowances are recorded as a reduction to net sales for the estimated retail value of the projected merchandise returns and as a reduction in cost of products for the corresponding cost amount. If our estimated returns allowance is not accurate, our returns reserves may be understated or overstated resulting in an overstatement or understatement, respectively, of sales.

        We incur costs to produce, print and distribute our catalogs. Catalog costs are considered direct-response advertising and as such are capitalized as incurred and amortized over the expected sales life of each catalog, which is generally a period not exceeding six months. Creative costs for a season, which will benefit multiple catalogs, are allocated to each catalog taking into consideration relative catalog size and circulation. The amortization of our catalog costs is meant to match revenues with expenses. The expected sales life of each catalog is determined based on a detailed marketing forecast, which considers historical experience for similar catalogs as well as current sales trends. These forecasts are updated frequently during the most active period of selling for each catalog to determine the expected future life of the catalog. We monitor changes to the forecast and adjust the amortization period accordingly. If our calculation of the amortization period is incorrect, this could result in a mismatch of revenue and expenses in a particular period.

Recent Accounting Standards

        In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123." SFAS 148 amends FASB issued Statement No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily adopts the accounting provisions of SFAS 123. SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. We have elected to continue to account for our stock option plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" as well as to provide disclosure of stock-based compensation as outlined in SFAS 123 as amended by SFAS 148. We have adopted the disclosure provisions of SFAS 148 and determined that this standard had no material effect on our accompanying consolidated financial statements.

        In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34." FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. FIN 45 is effective on a prospective basis for guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. We have adopted the disclosure provisions of FIN 45 and determined that this interpretation had no material effect on our accompanying consolidated financial statements. Guarantees entered into prior to December 28, 2002 have been disclosed and future guarantees will be recorded at fair value. See Note K to the accompanying consolidated financial statements.

        In February 2003, the Emerging Issues Task Force ("EITF") addressed EITF Statement No. 02-16 ("EITF 02-16"), "Accounting by a Reseller for Cash Consideration Received From a Vendor." EITF 02-16 provides accounting guidance on how a reseller should characterize consideration given by a vendor and when to recognize and how to measure that consideration in its income statement. We have evaluated the provisions of EITF 02-16 and determined that this statement will have no material effect on our consolidated financial statements. See "Advertising arrangements" in Note B to the accompanying consolidated financial statements.

        In June 2002, the FASB issued Statement No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Statement No. 94-3 ("EITF 94-3"), "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. EITF 94-3 allowed for an exit cost liability to be recognized at the date of an entity's commitment to an exit plan. SFAS 146 also requires that liabilities recorded in connection with exit plans be initially measured at fair value. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. We have evaluated the provisions of SFAS 146 and determined that this standard will have no material effect on our consolidated financial statements.

        In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." The primary objectives of FIN 46 are to provide guidance on the identification of, and financial reporting for, entities for which control is achieved through means other than through voting rights; such entities are known as variable-interest entities (VIEs). FIN 46 is effective for VIEs which are created after January 31, 2003 and for all VIEs for the first fiscal year or interim period beginning after June 15, 2003. We have evaluated the provisions of FIN 46 and determined that this interpretation will have no material effect on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

        Our objective in managing our long-term exposure to interest rate changes and foreign currency rate changes is to limit the material impact of the changes on cash flows and earnings and to lower our overall borrowing costs. To achieve our objectives, we periodically identify these risks and manage them through our regular operating and financing activities, including periodic refinancing of debt obligations to increase availability while minimizing financing costs and considering fixed and variable rate debt positions. We do not currently use derivative financial instruments or enter into foreign currency denominated contracts. We have calculated the effect of a 10% change in interest rates over a month and determined the effect to be immaterial. We do not foresee or expect any significant changes in the management of foreign currency or interest rate exposures or in the strategies we employ to manage such exposures in the near future.

        We have established a trust in connection with our deferred compensation plan. The trust assets are invested in corporate owned life insurance in a manner that is designed to approximate the measurement designation of the plan participants, for both vested and unvested balances. Investments are exposed to various risks, such as interest rate, market and credit risks. Due to the level of risk associated with certain investments, it is at least reasonably possible that changes in the values of these investments will occur in the near term and that such changes will also impact participant deferred compensation balances based on the measurement designations made by the participant. Changes in value of the trust assets are intended to mirror changes in the value of the participants' deferred compensation accounts.

Item 8. Consolidated Financial Statements and Supplementary Data

THE J. JILL GROUP, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of
The J. Jill Group, Inc.:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of The J. Jill Group, Inc. and its subsidiaries at December 28, 2002 and December 29, 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Boston, Massachusetts
February 12, 2003

THE J. JILL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 28, 2002	December 29, 2001
ASSETS
Current assets:
Cash and cash equivalents	$44,734	$30,152
Cash held in escrow	538	498
Accounts receivable, net	21,317	13,615
Inventory, net	33,998	31,855
Prepaid catalog expenses	4,082	4,583
Deferred income taxes	6,149	7,431
Other current assets	5,144	3,612

Total current assets	115,962	91,746
Property and equipment, net	108,676	86,554
Deferred income taxes	—	237
Other non-current assets	3,622	1,440

Total assets	$228,260	$179,977

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$13,013	$13,348
Accrued expenses	20,609	15,736
Accrued customer returns	7,328	6,562
Current portion of long-term debt	1,788	1,755

Total current liabilities	42,738	37,401
Long-term debt, less current portion	13,802	15,590
Deferred credits from landlords	24,765	14,049
Deferred income taxes	1,856	—
Commitments
Stockholders' equity:
Special preferred stock (par value $0.01) 1,000,000 shares authorized	—	—
Common stock (par value $0.01) 30,000,000 shares authorized, 19,495,411 and 18,105,699 (split adjusted) shares issued and outstanding as of December 28, 2002 and December 29, 2001, respectively	195	121
Additional paid-in capital	107,227	94,049
Retained earnings	37,677	18,767

Total stockholders' equity	145,099	112,937

Total liabilities and stockholders' equity	$228,260	$179,977

The accompanying notes are an integral part of the consolidated financial statements.

THE J. JILL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Twelve Months Ended
	December 28, 2002	December 29, 2001	December 30, 2000
			(53 weeks)
Net sales	$347,574	$287,043	$246,309
Cost of products and merchandising	215,250	188,991	161,039

Gross margin	132,324	98,052	85,270
Selling, general and administrative expenses	99,562	74,511	61,864

Income before interest, taxes and cumulative effect	32,762	23,541	23,406
Interest, net	769	877	1,387

Income before taxes and cumulative effect	31,993	22,664	22,019
Income tax provision	13,083	9,519	9,195

Income before cumulative effect	18,910	13,145	12,824
Cumulative effect of accounting change, net of tax	—	—	(65)

Net income	$18,910	$13,145	$12,759

Earnings per share:
Basic	$0.99	$0.74	$0.85	*
Diluted	$0.94	$0.70	$0.82	*
Weighted average shares outstanding:
Basic	19,080	17,674	15,047
Diluted	20,096	18,697	15,582
*
The effect of the $65,000 cumulative effect of accounting change, net of tax had less than a $0.01 impact on basic and diluted earnings per share.

The accompanying notes are an integral part of the consolidated financial statements.

THE J. JILL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Total Stockholders' Equity
Balance at December 25, 1999	$100	$62,899	$(7,137)	$55,862
Exercise of stock options	1	222	—	223
Tax benefit from exercise of stock options	—	50	—	50
Stock granted under the 1998 Employee Stock Purchase Plan	1	347	—	348
Net income	—	—	12,759	12,759

Balance as of December 30, 2000	102	63,518	5,622	69,242
Exercise of stock options	2	1,279	—	1,281
Tax benefit from exercise of stock options	—	563	—	563
Issuance of 1,710,000 shares of common stock, net	17	28,689	—	28,706
Net income	—	—	13,145	13,145

Balance as of December 29, 2001	121	94,049	18,767	112,937
Exercise of stock options	10	7,450	—	7,460
Tax benefit from exercise of stock options	—	5,452	—	5,452
Stock granted under the 1998 Employee Stock Purchase Plan	0	343	—	343
Adjustment for stock split	64	(67)	—	(3)
Net income	—	—	18,910	18,910

Balance as of December 28, 2002	$195	$107,227	$37,677	$145,099

The accompanying notes are an integral part of the consolidated financial statements.

THE J. JILL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Twelve Months Ended
	December 28, 2002	December 29, 2001	December 30, 2000
			(53 weeks)
Cash flows provided by operating activities:
Net income	$18,910	$13,145	$12,759
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,672	8,684	5,721
Loss on trust assets	104	—	—
Asset impairment	847	—	—
Deferred income taxes	3,375	1,489	3,991
Loss on sale of assets held for sale	—	—	169
Changes in assets and liabilities:
Increase in accounts receivable	(7,702)	(5,136)	(3,618)
(Increase) decrease in inventory	(2,143)	6,019	(16,169)
(Increase) decrease in prepaid catalog expenses	501	(467)	(153)
Increase in other assets	(1,404)	(1,736)	(890)
Increase (decrease) in accounts payable	(736)	(612)	7,433
Increase in accrued expenses	9,819	2,557	3,091
Increase (decrease) in accrued customer returns	766	(171)	(624)
Increase in deferred credits from landlords	10,716	9,089	4,960

Net cash provided by operating activities	45,725	32,861	16,670
Cash flows used in investing activities:
Additions to property and equipment	(34,734)	(30,159)	(22,482)
Investment in trust assets	(2,414)	—	—
(Increase) decrease in cash held in escrow	(40)	(91)	41
Proceeds from sale of assets held for sale	—	—	2,144

Net cash used in investing activities	(37,188)	(30,250)	(20,297)
Cash flows provided by (used in) financing activities:
Borrowings under debt agreements	6,260	37,295	25,680
Payments of debt borrowings	(8,015)	(41,335)	(26,530)
Proceeds from stock transactions	7,800	29,987	571

Net cash provided by (used in) financing activities	6,045	25,947	(279)
Net increase (decrease) in cash and cash equivalents	14,582	28,558	(3,906)
Cash and cash equivalents at:
Beginning of period	30,152	1,594	5,500

End of period	$44,734	$30,152	$1,594

Supplemental information:
Non-cash investing activities:
Construction costs accrued, not paid	$2,527	$1,620	$1,735
Cash paid for interest	$1,237	$1,468	$1,697
Cash paid (received) for income taxes	$4,272	$6,814	$(1,132)

The accompanying notes are an integral part of the consolidated financial statements.

THE J. JILL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.    Nature of business:

        The J. Jill Group, Inc. (together with its wholly owned consolidated subsidiaries, the "Company"), is a multi-channel specialty retailer of high quality women's apparel, accessories and footwear that markets its products through catalogs, retail stores and an e-commerce website.

B.    Summary of significant accounting policies:

Principles of consolidation

        The consolidated financial statements include the accounts of The J. Jill Group, Inc. and its wholly owned consolidated subsidiaries. Intercompany balances and transactions have been eliminated.

Fiscal year

        The Company's fiscal year ends on the last Saturday in December. The twelve months ended December 28, 2002 ("fiscal 2002") and December 29, 2001 ("fiscal 2001") were 52-week fiscal years. The twelve months ended December 30, 2000 ("fiscal 2000") was a 53-week fiscal year. In a 53-week fiscal year, three of the quarters are 13-week periods, and one is a 14-week period. The fourth quarter of fiscal 2000 was a 14-week period.

Cash and cash equivalents

        Cash and cash equivalents consist of cash on deposit in banks and may also include cash invested in money market mutual funds, overnight repurchase agreements and U.S. Treasury and federal agency securities. The Company considers all highly liquid instruments, including certificates of deposit, with remaining maturity at time of purchase of three months or less to be cash equivalents.

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

Allowance for doubtful accounts

        Allowances for credit card bad debt (primarily associated with the Company's deferred billing program), bad checks and list rental receivables totaled $609,000 and $380,000 at December 28, 2002 and December 29, 2001, respectively. The Company does not bear the credit risk associated with its private-label credit card.

Inventory

        Inventory, consisting of merchandise for sale, is stated at the lower of cost or market, with cost determined using the weighted average cost method. The Company provides for markdown reserves based on the expected net realizable market value of its inventory.

Property and equipment

        Property and equipment are stated at cost. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets, which are 30 years for buildings and one to seven years for computers, computer software, equipment, furniture and fixtures. Improvements to leased premises are amortized on a straight-line basis over the shorter of the estimated useful life or the lease term. Maintenance and repairs are charged to expense as incurred. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to income.

        The Company capitalizes certain costs related to the development or purchase of internal-use software and amortizes these costs over the estimated useful life of the software. Historically, these costs have primarily related to upgrading or increasing the functionality of the Company's e-commerce website and have been amortized over a period not exceeding three years. The Company expenses costs related to the preliminary project stage and the post-implementation/operation stage of internal-use computer software development including strategy and planning costs associated with the Company's e-commerce website.

Long-lived assets

        The Company periodically considers whether there has been a permanent impairment in the value of its long-lived assets, primarily property and equipment, in accordance with Financial Accounting Standards Board ("FASB") issued Statement No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company evaluates various factors after a start-up phase, including current and projected future operating results and the undiscounted cash flows for the underperforming long-lived assets. The Company then compares the carrying amount of the asset to the estimated future undiscounted cash flows expected to result from the use of the asset. If the estimated future undiscounted cash flows are less than the carrying amount of the asset, the asset is written down to its estimated fair market value and an impairment loss is recognized. The value of impaired long-lived assets is adjusted periodically based on changes in these factors.

        At December 28, 2002, the Company determined, based on its evaluation, that the carrying value of the fixed assets related to one of its retail stores was impaired. As a result, the Company recorded an impairment charge of $847,000 to write off the carrying value of the assets. This charge is included in cost of products and merchandising on the consolidated statement of operations. The Company has no plan to close the store and is in negotiations with the landlord to mitigate the future operating costs of the store.

Fair value of financial instruments

        The Company periodically assesses the fair value of its financial instruments. Based on such an analysis, the fair value of the Company's long-term debt, including current maturities, at December 28, 2002 and December 29, 2001 was approximately $17,793,000 and $19,736,000, respectively.

Deferred credits from landlords

        Deferred credits from landlords include step rent and allowances from landlords related to the Company's retail store leases. The benefit of these deferred credits is recognized over the applicable lease term.

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

Pre-opening costs

        Pre-opening costs for the Company's new retail stores include costs incurred prior to store opening including payroll costs and manager training expenses. These costs are expensed as incurred and are included in selling, general and administrative expenses. Pre-opening costs totaled approximately $1,825,000, $1,484,000 and $670,000 during fiscal 2002, fiscal 2001 and fiscal 2000, respectively.

Selling expenses

        Selling expenses consist primarily of the costs to produce, print and distribute catalogs ("catalog costs"), retail store selling and administrative costs, primarily salaries and benefits, and other marketing department costs. Costs associated with the Company's e-commerce website are also included in selling expenses. Catalog costs are considered direct-response advertising and as such are capitalized as incurred and amortized over the expected sales life of each catalog, which is generally a period not exceeding six months. Creative and production costs associated with the Company's e-commerce website are also considered direct response advertising and as such are capitalized as incurred and amortized over the respective selling season, which is generally a period not exceeding six months. Advertising expense, excluding catalog costs, totaled $958,000, $194,000 and $87,000 during fiscal 2002, fiscal 2001 and fiscal 2000, respectively. The increase in advertising expense in fiscal 2002 as compared to fiscal 2001 is primarily related to increased advertising associated with the Company's retail stores.

Advertising arrangements

        The Company periodically enters into arrangements with certain national magazine publishers whereby the Company includes magazine subscription cards in its catalog mailings. The arrangements vary by publisher. One of these arrangements earned the Company advertising credits of $225,000 in fiscal 2002. The other arrangements provided discounts on advertising resulting in lower advertising costs. At December 28, 2002, the net accrued credits receivable related to these arrangements was $50,000. There were no advertising credits recorded in fiscal 2001.

Use of estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company's significant estimates include those associated with inventory markdown reserves and reserves for expected customer returns. Actual results could differ from estimates made by management.

Risks and uncertainties

        The Company has evaluated its operations to determine whether any risks and uncertainties exist that could severely impact its operations in the near term. The potential near term risks that the Company identified include, but are not limited to, the following: the adequacy and quality of the Company's inventory; the potential for fixed asset impairments resulting from underperforming long-lived assets; the ability of the Company to have sufficient liquidity to meet its future operating lease and other cash flow obligations and changes in, or the failure to comply with, federal and state tax and other government regulations.

        Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist principally of cash investments. The Company maintains cash and cash equivalents with various major financial institutions. The Company performs periodic evaluations of the relative credit standing of these financial institutions to minimize credit risk.

        The Company places significant reliance on its relationship with one foreign buying agent. The Company believes that this concentration risk is mitigated by the fact that this buying agent purchases the Company's inventory directly from a variety of foreign vendors. The Company also uses other buying agents and buys directly from a variety of domestic vendors. During fiscal 2002 and fiscal 2001, the Company did not purchase more than 10% of its inventory directly from any one vendor. However, it did purchase approximately 31% and 35% of its inventory through this one buying agent during fiscal 2002 and fiscal 2001, respectively. Although the Company could purchase this inventory through alternative buying agents and/or directly from vendors, loss of this buying agent could disrupt operations. The Company attempts to mitigate this risk by working closely with this buying agent, other key buying agents and vendors. The Company believes that its combined foreign purchases, including direct purchases and indirect purchases through domestic vendors, totaled roughly 85% of its total purchases during fiscal 2002.

Statement of operations classifications

        Cost of products and merchandising on the Company's consolidated statements of operations consists primarily of merchandise development, control and acquisition costs, provisions for markdowns, order processing and customer service costs, distribution facility costs and occupancy and depreciation costs for the Company's stores. Selling, general and administrative expenses on the Company's consolidated statements of operations consist primarily of catalog costs as well as e-commerce website, retail store selling and corporate administrative costs.

Reclassifications

        Certain amounts in the prior year financial statements and related notes have been reclassified to conform to the fiscal 2002 presentation. In addition, certain segment information for fiscal 2001 and fiscal 2000 has been presented to conform to current year presentation and management's current internal reporting structure.

Recent accounting standards

        In December 2002, the FASB issued Statement No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123." SFAS 148 amends FASB issued Statement No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily adopts the accounting provisions of SFAS 123. SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. The Company has elected to continue to account for its stock option plans under Accounting Principles Board Opinion No. 25, ("APB 25") "Accounting for Stock Issued to Employees" as well as to provide disclosure of stock-based compensation as outlined in SFAS 123 as amended by SFAS 148. The Company has adopted the disclosure provisions of SFAS 148 and determined that this standard had no material effect on its consolidated financial statements.

        In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34." FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. FIN 45 is effective on a prospective basis for guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has adopted the disclosure provisions of FIN 45 and determined that this interpretation had no material effect on its consolidated financial statements. Guarantees entered into prior to December 28, 2002 have been disclosed and future guarantees will be recorded at fair value. See Note K.

        In February 2003, the Emerging Issues Task Force ("EITF") addressed EITF Statement No. 02-16 ("EITF 02-16"), "Accounting by a Reseller for Cash Consideration Received From a Vendor." EITF 02-16 provides accounting guidance on how a reseller should characterize consideration given by a vendor and when to recognize and how to measure that consideration in its income statement. The Company has evaluated the provisions of EITF 02-16 and determined that this statement will have no material effect on its consolidated financial statements. See "Advertising arrangements."

        In June 2002, the FASB issued Statement No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Statement No. 94-3 ("EITF 94-3"), "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. EITF 94-3 allowed for an exit cost liability to be recognized at the date of an entity's commitment to an exit plan. SFAS 146 also requires that liabilities recorded in connection with exit plans be initially measured at fair value. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company has evaluated the provisions of SFAS 146 and determined that this standard will have no material effect on its consolidated financial statements.

        In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." The primary objectives of FIN 46 are to provide guidance on the identification of, and financial reporting for, entities for which control is achieved through means other than through voting rights; such entities are known as variable-interest entities (VIEs). FIN 46 is effective for VIEs which are created after January 31, 2003 and for all VIEs for the first fiscal year or interim period beginning after June 15, 2003. The Company has evaluated the provisions of FIN 46 and determined that this interpretation will have no material effect on its consolidated financial statements.

C.    Property and equipment:

        A summary of the Company's property and equipment follows (in thousands):

	December 28, 2002	December 29, 2001
Land and building	$29,292	$29,292
Equipment	28,988	25,999
Furniture, fixtures and leasehold improvements	84,122	51,273
Construction in progress	1,583	1,932

Total property and equipment	143,985	108,496
Less accumulated depreciation and amortization	(35,309)	(21,942)

Property and equipment, net	$108,676	$86,554

        Construction in progress is primarily comprised of furniture, fixtures and equipment related to unopened retail stores. The net book value of capitalized software included in property and equipment totaled $1,016,000 and $1,540,000 at December 28, 2002 and December 29, 2001, respectively. The Company incurred depreciation expense of $960,000, $856,000 and $388,000 related to capitalized software for fiscal 2002, fiscal 2001 and fiscal 2000, respectively.

D.    Accrued expenses:

        A summary of the significant components of the Company's accrued expenses follows (in thousands):

	December 28, 2002	December 29, 2001
Employee benefits	$2,428	$3,683
Deferred compensation	2,000	—
Construction in progress	2,124	1,620
Gift certificates	3,393	2,138
Customer advances	1,809	1,296
Taxes	3,722	3,429
Other	5,133	3,570

Total accrued expenses	$20,609	$15,736

E.    Debt:

        The Company's credit facilities at December 28, 2002 consisted of (i) a $50,000,000 revolving credit facility (the "Revolving Credit Facility"); (ii) a $12,000,000 real estate loan (the "Tilton Facility Loan"); and (iii) a $9,500,000 equipment loan (the "Equipment Loan").

        On July 25, 2002, the Company amended its Revolving Credit Facility to extend its term and change certain lending conditions and compliance requirements including, among other things, changing the maximum number of new retail store openings allowed under the agreement to 90 for the two-year period consisting of fiscal 2002 and fiscal 2003, and 50 for each subsequent fiscal year. In addition, the debt service coverage ratio was amended to be less restrictive with respect to capital expenditures to the extent that the Company's cash balances exceed a predetermined level. The maturity date of the Revolving Credit Facility, as amended, is June 1, 2004. The Revolving Credit Facility is collateralized by substantially all the personal property, both tangible and intangible, of the Company. At December 28, 2002, the Revolving Credit Facility bore interest at 4.25% per annum. The amount available under the Revolving Credit Facility is reduced by outstanding borrowings and outstanding letters of credit. Outstanding borrowings may not exceed $20,000,000 and bear interest at an annual rate equal to the prime lending rate announced by one of the participating banks or the LIBOR lending rate plus 1.75% per annum. There were no outstanding borrowings on the Revolving Credit Facility at December 28, 2002 or December 29, 2001. The maximum amount of borrowings on the Revolving Credit Facility during fiscal 2002 and fiscal 2001 was $5,000,000 and $9,775,000, respectively. Outstanding letters of credit totaled $27,978,000 and $15,483,000 at December 28, 2002 and December 29, 2001, respectively. Availability under the Revolving Credit Facility at December 28, 2002 and December 29, 2001 was $22,022,000 and $34,517,000, respectively, subject in each case to the $20,000,000 borrowing cap. Outstanding letters of credit do not bear interest. The Company is required to pay a commitment fee of 1/4 of 1% per annum on the unused portion of the Revolving Credit Facility.

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

        The Equipment Loan is collateralized by substantially all of the Company's materials handling equipment. There are currently four promissory notes outstanding under the Equipment Loan, requiring monthly payments of principal and interest through their maturities, which range from December 1, 2005 to March 1, 2006. The Equipment Loan has a weighted average interest rate of 7.62% per annum.

        The Company's credit facilities contain various lending conditions and covenants including restrictions on permitted liens. In the case of the Revolving Credit Facility, these conditions and covenants include certain financial coverage calculations and ratios, including (i) indebtedness and outstanding letter of credit balance to tangible net worth; (ii) hard current assets to current liabilities; (iii) debt service coverage; (iv) indebtedness, outstanding letter of credit balance and net present value of operating leases to tangible net worth; (v) minimum tangible net worth; and (vi) minimum net profit. The manner of making these calculations and computing these ratios is defined by the provisions of the Fifth Amended and Restated Loan Agreement, as amended, which is part of the Revolving Credit Facility. The Company was in compliance with the covenants associated with its respective credit facilities as of and for the years ended December 28, 2002 and December 29, 2001. Gross interest expense was $1,381,000, $1,574,000 and $1,711,000 for fiscal 2002, fiscal 2001 and fiscal 2000, respectively.

        A summary of the Company's outstanding long-term debt follows (in thousands):

	December 28, 2002	December 29, 2001
Real estate loans	$10,937	$11,257
Equipment loans	4,609	5,906
Furniture loans	—	89
Capitalized lease obligations	44	93

Total long-term debt	15,590	17,345
Less current maturities	(1,788)	(1,755)

Long-term debt, less current portion	$13,802	$15,590

        At December 28, 2002, aggregate maturities of long-term debt for the next five fiscal years and thereafter were as follows (in thousands):

Fiscal 2003	$1,788
Fiscal 2004	1,878
Fiscal 2005	2,028
Fiscal 2006	501
Fiscal 2007	463
Thereafter	8,932

Total	$15,590

F.    Stockholders' equity:

Stock split

        During fiscal 2002, the Company effected a three-for-two stock split in the form of a stock dividend paid on June 28, 2002 to shareholders of record on June 14, 2002. All share and per share data has been adjusted for the stock split, however the common stock par value amount presented on the consolidated balance sheet at December 29, 2001 has not been adjusted for the stock split.

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

Earnings per share

        A reconciliation of the numerators and denominators of the basic and diluted earnings per share ("EPS") computations follows (in thousands, except per share data):

	Twelve Months Ended
	December 28, 2002	December 29, 2001	December 30, 2000
			(53 weeks)
Numerator:
Income before cumulative effect	$18,910	$13,145	$12,824
Cumulative effect of accounting change, net of tax	—	—	(65)

Net income	$18,910	$13,145	$12,759

Denominator (shares):
Basic weighted average shares outstanding	19,080	17,674	15,047
Assumed exercise of stock options	1,016	1,023	535

Diluted weighted average shares outstanding	20,096	18,697	15,582

Earnings per share:
Basic	$0.99	$0.74	$0.85	*
Diluted	$0.94	$0.70	$0.82	*
*
The effect of the $65,000 cumulative effect of accounting change, net of tax had less than a $0.01 impact on basic and diluted earnings per share.

        At December 28, 2002, December 29, 2001 and December 30, 2000, of the options then outstanding, options to purchase 602,000, 198,750 and 150,000 shares of common stock, respectively, were excluded from the computation of diluted EPS on the basis that such options were antidilutive.

G.    Stock-based plans:

        At December 28, 2002, the Company had three active stock-based plans: the amended and restated 2001 Incentive and Non-Statutory Stock Option Plan (the "2001 Stock Option Plan"), the amended and restated 1993 Incentive and Nonqualified Stock Option Plan (the "1993 Stock Option Plan") and the amended 1998 Employee Stock Purchase Plan (the "Employee Stock Purchase Plan"). The Company applies APB 25 and related interpretations to account for its stock option plans and employee stock purchase plan. No compensation expense has been recognized for these plans.

Stock option plans

        The 1993 Stock Option Plan and the 2001 Stock Option Plan (the "option plans") authorize (i) the grant of options to purchase common stock intended to qualify as incentive stock options as defined in Section 422 of the Internal Revenue Code of 1986, as amended ("ISO's"), and (ii) the grant of options that do not so qualify. At December 28, 2002, the 1993 Stock Option Plan and the 2001 Stock Option Plan authorized the issuance of options to purchase up to 3,600,000 and 2,250,000 shares of common stock, respectively. The Compensation Committee of the Board of Directors administers the option plans and, within certain limits, has discretion to determine the terms and conditions of options granted under the option plans. The 2001 Stock Option Plan provides for the automatic grant of options to purchase a specified number of shares to non-employee directors. The maximum term of options granted under these plans are ten years. No additional options may be granted under the 1993 Stock Option Plan after August 12, 2003, the 10th anniversary of its effective date.

        A summary of the shares of common stock for which outstanding options were exercisable under the Company's option plans follows:

	1993 Stock Option Plan		2001 Stock Option Plan
	Number Exercisable	Wtd. Avg. Exercise Price	Number Exercisable	Wtd. Avg. Exercise Price
December 28, 2002	881,954	$7.30	292,000	$10.62
December 29, 2001	1,952,211	$6.06	—	$—

        A summary of the activity related to the shares of common stock covered by outstanding options under the Company's option plans follows:

	1993 Stock Option Plan			2001 Stock Option Plan
	Number of Shares	Exercise Price Per Share	Wtd. Avg. Exercise Price	Number of Shares	Exercise Price Per Share	Wtd. Avg. Exercise Price
Balance at December 25, 1999	2,709,931	$0.92-13.89	$7.07	—	$—	$—
Granted	1,327,500	2.71-7.63	7.36	—	—	—
Exercised	(100,650)	1.22-4.67	2.21	—	—	—
Canceled—Terminations	(153,750)	2.92-9.83	7.22	—	—	—
Canceled—Other (1)	(1,318,500)	6.75-13.89	10.11	—	—	—

Balance at December 30, 2000	2,464,531	0.92-13.89	5.79	—	—	—
Granted	125,925	7.15-12.05	11.20	608,325	7.15-12.66	7.30
Exercised	(305,706)	1.00-9.83	4.19	—	—	—
Canceled	(31,519)	4.67-13.89	12.02	—	—	—

Balance at December 29, 2001	2,253,231	0.92-13.89	6.22	608,325	7.15-12.66	7.30
Granted	16,500	14.23	14.23	1,577,000	14.13-24.16	20.36
Exercised	(1,346,531)	0.92-13.89	5.51	(5,775)	7.15	7.15
Canceled	(2,254)	5.19	5.19	(16,000)	7.15	7.15

Balance at December 28, 2002	920,946	$1.39-14.23	$7.41	2,163,550	$7.15-24.16	$16.82

(1)
During fiscal 2000, the Company paid $58,000 to certain option holders as an incentive to have their options cancelled. Options to purchase a total of 1,318,500 shares of common stock under the 1993 Stock Option Plan were cancelled as a result of this incentive. The Company incorporated the guidance of FASB issued Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB Opinion No. 25," as it relates to the options granted more than six months after the option cancellation date as well as other potential transactions involving stock compensation, and there was no effect to the Company's consolidated financial statements.

        A summary of information about the shares of common stock covered by outstanding and exercisable options under the Company's option plans at December 28, 2002 follows:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares	Wtd. Avg. Remaining Contractual Life	Wtd. Avg. Exercise Price	Number of Shares	Wtd. Avg. Exercise Price
$1.39-1.89	55,049	0.7 years	$1.62	55,049	$1.62
2.22-3.33	102,102	2.0 years	2.95	94,602	2.97
4.00-4.67	149,158	1.9 years	4.57	149,158	4.57
7.15-9.32	982,448	7.2 years	7.37	617,031	7.47
10.75-14.23	593,739	7.5 years	13.63	190,614	12.67
$21.00-24.16	1,202,000	9.5 years	22.30	67,500	21.72

Total	3,084,496	7.6 years	$14.01	1,173,954	$8.13

Stock purchase plan

        Under the Company's Employee Stock Purchase Plan, eligible employees may be granted the opportunity to purchase common stock of the Company at 85% of market value on the first or last business day of the calendar year, whichever is lower. At December 28, 2002, the Employee Stock Purchase Plan authorized the issuance of options to purchase up to 600,000 shares of the Company's common stock to eligible employees. A summary of the issuances of common stock under the Company's Employee Stock Purchase Plan follows:

Date Issued	Shares	Aggregate Purchase Price
December 31, 2002	30,991	$368,000
December 31, 2001	37,549	343,000
December 29, 2000	123,472	289,000
December 31, 1999	25,237	$59,000

Accounting for stock-based compensation

        The Company discloses stock-based compensation information in accordance with SFAS 148 and SFAS 123. SFAS 148 provides additional transition guidance for companies that elect to voluntarily adopt the provisions of SFAS 123. SFAS 148 does not change the provisions of SFAS 123 that permits entities to continue to apply the intrinsic value method of APB 25. The Company has elected to continue to account for its stock option plans under APB 25 as well as to provide disclosure of stock-based compensation as outlined in SFAS 123 as amended by SFAS 148. SFAS 123 requires disclosure of pro forma net income, EPS and other information as if the fair value method of accounting for stock options and other equity instruments described in SFAS 123 had been adopted. SFAS 123 does not apply to awards made prior to June 24, 1995, and so all pro forma disclosures include the effects of all options granted after June 24, 1995. Additional awards in future years are anticipated. The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future expectations.

        Had compensation costs for the Company's stock-based plans been based on the fair value at the grant dates for awards made under these plans consistent with SFAS 123, the Company's net income and EPS would have been as follows (in thousands, except per share data):

	Twelve Months Ended
	December 28, 2002	December 29, 2001	December 30, 2000
			(53 weeks)
Net income:
As reported	$18,910	$13,145	$12,759
Pro forma	14,806	9,381	8,091
Earnings per share:
Basic
As reported	0.99	0.74	0.85
Pro forma	0.78	0.53	0.54
Diluted
As reported	0.94	0.70	0.82
Pro forma	$0.74	$0.50	$0.52

        The Black-Scholes option-pricing model is used to estimate the fair value on the date of grant of each option granted after December 25, 1994. The Black-Scholes model is also used to estimate the fair value on the date of grant of the employees' purchase rights associated with the Company's Employee Stock

Purchase Plan. A summary of the assumptions used for stock option grants and employee purchase right grants follows:

	Twelve Months Ended
	December 28, 2002	December 29, 2001	December 30, 2000
1993 and 2001 stock option plans:
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	75.0%	90.0%	100.0%
Risk free interest rate	4.0%	3.7%	5.7%
Expected lives	4.0 years	3.6 years	3.0 years
Employee Stock Purchase Plan:
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	75.0%	90.0%	100.0%
Risk free interest rate	2.3%	5.4%	5.9%
Expected lives	1.0 year	1.0 year	1.0 year

        The weighted average fair value of stock option grants and the average fair value of the employee purchase right grants were as follows:

	Twelve Months Ended
	December 28, 2002	December 29, 2001	December 30, 2000
Fair value of stock option grants	$9.37	$5.00	$4.75
Fair value of employee purchase right grants	$6.25	$5.45	$1.49

H.    Benefit plans:

        The Company offers a savings plan (the "Savings Plan") to its employees, which permits participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. At the discretion of the Board of Directors, the Company may also make contributions for the benefit of all eligible employees under the Savings Plan. Employee eligibility is based on minimum age and employment requirements. Employees are not able to invest in Company stock in the Savings Plan. The Company contributed $419,000, $609,000 and $484,000 to the Savings Plan for fiscal 2002, fiscal 2001 and fiscal 2000, respectively.

I.    Deferred compensation:

        Effective January 1, 2002, the Company established an unfunded deferred compensation plan (the "Plan") to provide benefits for management and members of the Board of Directors. The Plan provides for (i) elective deferrals of salary, incentive compensation and board member fees on a pre-tax basis within limits specified by the Plan ("compensation deferrals"), (ii) discretionary contributions by the Company ("discretionary contributions"), which may be made subject to vesting requirements, and (iii) certain other contributions by the Company to be made in connection with the Company's annual discretionary match for its 401(k) Plan, if any ("other contributions"). Participants in the Plan are required to designate how they would like their compensation deferrals, discretionary contributions and other contributions to be measured based on the various measurement options provided by the Plan. During the second quarter of fiscal 2002, the Company made a fully vested discretionary contribution into the Plan for its President and Chief Executive Officer of $1,000,000.

        Separately, the Company, at its discretion, has transferred a total of $2,414,000 to a trust. The trust assets at December 28, 2002 totaled $2,279,000, net of investment gains and losses and various fees and expenses. The trust assets are invested in corporate owned life insurance in a manner that is designed to approximate the measurement designations of the Plan participants, for both vested and unvested balances. Investments are exposed to various risks, such as interest rate, market and credit risks. Due to the level of risk associated with certain investments, it is at least reasonably possible that changes in the values of these investments will occur in the near term and that such changes will also impact participant deferred compensation balances based on the measurement designations made by the participant. Changes in value of the trust assets are intended to mirror changes in the value of the participants' deferred compensation accounts. The trust assets are included in other non-current assets on the consolidated balance sheet at December 28, 2002.

J.    Income taxes:

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

        A summary of the significant components of the Company's deferred tax assets and liabilities follows (in thousands):

	December 28, 2002	December 29, 2001
Deferred tax assets:
Current:
Net operating losses	$520	$520
Inventory	3,061	3,781
Reserve for customer returns	3,057	2,797
Employee benefits	—	751
Other	928	1,291

Total current deferred tax assets	7,566	9,140

Non-current:
Net operating losses	1,862	2,180
Deferred compensation	809	—
Employee benefits	—	304
Property and equipment	343	—

Total non-current deferred tax assets	3,014	2,484

Total deferred tax assets	10,580	11,624

Deferred tax liabilities:
Current:
Prepaid catalogs	1,417	1,709
Non-current:
Property and equipment	4,751	2,247

Total deferred tax liabilities	6,168	3,956

Net deferred tax assets before valuation allowance	4,412	7,668
Less: Valuation allowance	(119)	—

Net deferred tax assets	$4,293	$7,668

        At December 28, 2002, the Company had available federal net operating loss ("NOL") carryforwards of approximately $5,417,000, of which $504,000 expires in 2004, $2,530,000 expires in 2005 and $2,383,000 expires in 2006. In addition, the Company had available tax effected state NOL carryforwards of approximately $487,000, which expire between 2005 and 2022. At December 28, 2002, the Company placed a $119,000 valuation allowance against a portion of its deferred tax assets related to state NOL carryforwards where the Company believes that it is more likely than not that the tax benefit of these NOL carryforwards will not be realized.

        Section 382 of the Internal Revenue Code of 1986, as amended, restricts a corporation's ability to use its federal NOL carryforwards following certain "ownership changes." The Company determined that such an ownership change occurred as a result of its initial public offering ("IPO"), and accordingly, the amount of the Company's pre-IPO federal NOL carryforwards available for use in any particular taxable year is limited to $1,486,000 annually. To the extent that the Company does not utilize the full amount of the annual federal NOL limit, the unused amount may be used to offset taxable income in future years. The Company utilized $1,486,000 in federal NOL carryforwards during fiscal 2002. These federal NOL carryforwards expire 15 years after the tax year in which they arise, and the last of the Company's current federal NOL carryforwards will expire in its 2006 tax year.

        The components of the Company's provision for income taxes are as follows (in thousands):

	Twelve Months Ended
	December 28, 2002	December 29, 2001	December 30, 2000
Current:
Federal	$6,895	$6,214	$4,024
State	2,813	1,815	1,180
Deferred:
Federal	3,390	1,665	3,582
State	(15)	(175)	409

Provision for income taxes	$13,083	$9,519	$9,195

        A reconciliation of the difference in income taxes at the U.S. federal statutory rate and the income tax provision reported in the consolidated statements of operations follows (in thousands):

	Twelve Months Ended
	December 28, 2002	December 29, 2001	December 30, 2000
Provision for income taxes at the U.S. federal statutory rate	$11,198	$7,932	$7,707
State taxes, net of federal tax benefits	1,700	1,066	1,031
Valuation allowance on state NOL carryforwards	119	—	—
Other	66	521	457

Provision for income taxes at effective rate	$13,083	$9,519	$9,195

K.    Commitments:

        The Company leases certain of its facilities under non-cancelable operating leases having initial or remaining terms of more than one year. Many of the Company's leases contain scheduled increases in annual rent payments and the majority of the Company's real estate leases also require the Company to pay maintenance, insurance and real estate taxes. Additionally, certain of the Company's leases include provisions for the payment of additional rent based on a percentage of sales over an established minimum. Rent expense totaled $15,380,000, $8,773,000 and $3,590,000 in fiscal 2002, fiscal 2001 and fiscal 2000, respectively. Included in rent expense are percentage of sales amounts of $38,000, $66,000 and $24,000 for fiscal 2002, fiscal 2001 and fiscal 2000, respectively.

        At December 28, 2002, the future minimum lease payments for operating leases having a remaining term in excess of one year at such date were as follows (in thousands):

Fiscal 2003	$19,568
Fiscal 2004	20,708
Fiscal 2005	21,101
Fiscal 2006	21,266
Fiscal 2007	21,579
Thereafter	88,104

Total	$192,326

        In addition to the commitments represented in the above table, the Company enters into a number of cancelable and non-cancelable commitments during the year. Typically, these commitments are for less than a year in duration and are principally focused on the construction of new retail stores and the procurement of inventory. The Company typically commits to construction costs one to six months in advance of a new retail store opening. Preliminary commitments with the Company's private label merchandise vendors typically are made five to seven months in advance of planned receipt date. Initial merchandise commitments for branded merchandise typically are made four to six months before planned receipt date.

        Most of the Company's retail store leases contain provisions that allow for early termination of the lease by either party if certain predetermined annual sales levels are not met. Generally, these provisions allow the lease to be terminated between the third and fifth year of the lease. Should the lease be terminated under these provisions, the unamortized portion of any landlord allowances related to that property would be payable to the landlord. The unamortized portion of deferred credits from landlords at December 28, 2002 was $23,430,000.

L.    Segment information:

        The Company currently has two reportable business segments, direct and retail. Each segment is separately managed and utilizes distinct distribution, marketing and inventory management strategies. The direct segment markets merchandise through catalogs and an e-commerce website. The retail segment markets merchandise through retail stores. Results from the Company's catalog outlet stores and the discontinued Nicole Summers catalog are included in the direct segment. Results from the Company's retail outlet store are included in the retail segment. Prior to the third quarter of fiscal 2000, the Company aggregated its segments. Segment information for fiscal 2000 has been presented to conform to current year presentation. Segment reporting is intended to give financial statement users a view of the Company "through the eyes of management." The Company's internal management reporting is the basis for the information disclosed for its business segments. The Company's internally defined measure of segment profit or loss, direct contribution, is required to be disclosed according to Generally Accepted Accounting Principles ("GAAP") but is not a GAAP measure. Information related to segment direct contribution should be read in conjunction with the reconciliation to "Income before interest, taxes and cumulative effect" as determined by GAAP.

        The Company evaluates its segment profitability based on the direct contribution of each segment. Direct contribution represents each segment's net sales less direct costs related to the segment's operations. Direct costs for both segments include merchandise acquisition and control costs and provisions for markdowns. Direct costs also include catalog costs, certain order processing costs and e-commerce selling costs for the direct segment and retail store selling, occupancy, depreciation and administrative costs for the retail segment. Direct contribution less unallocated shared-service costs and general and administrative expenses is equal to income before interest, taxes and cumulative effect. Unallocated shared-service costs include distribution and warehousing costs as well as merchandising and product development costs. General and administrative expenses include corporate executive management costs, support service costs (e.g., shared information systems, finance and human resources) and corporate headquarters occupancy costs.

        Segment assets are those that are directly used in or identified with segment operations, including inventory, fixed assets primarily related to store construction, accounts receivable and other operating assets. Unallocated assets include corporate cash and cash equivalents, the Company's corporate headquarters and distribution facility, corporate information systems, deferred tax amounts and other corporate assets. In the third quarter of fiscal 2002, the Company changed its internal segment reporting related to identifiable assets such that all inventory is now fully allocated to each operating segment. Segment information for fiscal 2001 and fiscal 2000 has been presented to conform to current period presentation. The accounting policies of the Company's segments are the same as those described in Note B. In addition, inter-segment balances and transactions have been eliminated.

        The following tables summarizes financial information by segment and provides a reconciliation of segment direct contribution to income before interest, taxes and cumulative effect (in thousands):

	Twelve Months Ended
	December 28, 2002	December 29, 2001	December 30, 2000
			(53 weeks)
Net sales:
Direct	$220,595	$212,204	$219,444
Retail	128,086	76,223	28,308
Other (1)	(1,107)	(1,384)	(1,443)

Total net sales	$347,574	$287,043	$246,309

Direct contribution reconciliation:
Direct	$69,758	$58,351	$59,259
Retail	9,997	5,437	267

Total direct contribution	79,755	63,788	59,526
Unallocated shared-service costs	(24,856)	(23,208)	(20,985)
General and administrative expenses	(22,137)	(17,039)	(15,135)

Income before interest, taxes and cumulative effect	$32,762	$23,541	$23,406

Depreciation and amortization:
Direct	$79	$117	$283
Retail	7,311	3,568	831
Other (2)	5,282	4,999	4,607

Total depreciation and amortization	$12,672	$8,684	$5,721

Capital expenditures:
Direct	$—	$—	$6
Retail	32,788	26,712	19,407
Other (2)	1,946	3,447	3,069

Total capital expenditures	$34,734	$30,159	$22,482

(1)
Other represents certain sales allowances not specifically attributable to the direct or retail business segments.

(2)
Other includes expenses and expenditures related to unallocated capital assets.

	Direct	Retail	Unallocated Assets	Total
Identifiable assets:
December 28, 2002	$30,726	$101,467	$96,067	$228,260
December 29, 2001	$28,815	$67,381	$83,781	$179,977

M.  Quarterly financial data (unaudited):

        The following tables contain selected quarterly consolidated financial data for fiscal 2002 and fiscal 2001 that was prepared on the same basis as the accompanying audited consolidated financial statements and includes all adjustments necessary to present fairly, in all material respects, the information set forth therein on a consistent basis.

	Fiscal 2002 Quarter Ended
	March 30, 2002	June 29, 2002	September 28, 2002	December 28, 2002
Net sales	$73,357	$86,355	$80,012	$107,850
Gross margin	25,421	35,442	30,266	41,195
Net income	$2,696	$6,415	$3,621	$6,178
Earnings per share:
Basic	$0.15	$0.34	$0.19	$0.32
Diluted	$0.14	$0.32	$0.18	$0.30
	Fiscal 2001 Quarter Ended
	March 31, 2001	June 30, 2001	September 29, 2001	December 29, 2001
Net sales	$63,332	$66,193	$65,808	$91,710
Gross margin	19,040	21,458	21,609	35,945
Net income	$796	$2,579	$2,755	$7,015
Earnings per share:
Basic	$0.05	$0.14	$0.15	$0.39
Diluted	$0.04	$0.14	$0.15	$0.37

        The sum of the quarterly EPS amounts may not equal the full year amount since the computations of the weighted average shares outstanding for each quarter and the full year are made independently.

REPORT OF INDEPENDENT ACCOUNTANTS ON
FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of
The J. Jill Group, Inc.:

        Our audits of the consolidated financial statements referred to in our report dated February 12, 2003 appearing elsewhere in this Annual Report on Form 10-K also included an audit of the Financial Statement Schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Boston, Massachusetts
February 12, 2003

THE J. JILL GROUP, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance Beginning of Period	Amounts Charged to Net Income	Write-Offs Against Reserve	Balance End of Period
Accrued Customer Returns:
Year ended December 28, 2002	$6,562	$51,459	$50,693	$7,328

Year ended December 29, 2001	$6,733	$50,197	$50,368	$6,562

Year ended December 30, 2000	$7,357	$53,168	$53,792	$6,733

Item 9. Changes in and Disagreements with Accountants on Accounting and Consolidated Financial Disclosure

        Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

        The information set forth under the caption "Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" appearing in our definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 30, 2003, which will be filed with the Securities and Exchange Commission not later than 120 days after December 28, 2002, is incorporated herein by reference.

Item 11. Executive Compensation

        The information set forth under the caption "Remuneration of Executive Officers and Directors" appearing in our definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 30, 2003, which will be filed with the Securities and Exchange Commission not later than 120 days after December 28, 2002, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information set forth under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plans" appearing in our definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 30, 2003, which will be filed with the Securities and Exchange Commission not later than 120 days after December 28, 2002, is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

        None.

Item 14. Controls and Procedures

        Within 90 days prior to the filing date of this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our reports filed or submitted under the Securities Exchange Act of 1934. Since this evaluation, there have not been any significant changes in our internal controls or in other factors that could significantly affect those controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15. Exhibits, Consolidated Financial Statement Schedules, and Reports on Form 8-K

        (a)(1)    Financial Statements

  The financial statements filed as part of this report are listed on the Index to Consolidated Financial Statements on Page 28.

        (a)(2)    Financial Statement Schedule

                Index to Consolidated Financial Statement Schedule

Page
Report of Independent Accountants on Financial Statement Schedule	50
Schedule II—Valuation and Qualifying Accounts	51

        (a)(3)    Exhibits

  Set forth below are the exhibits of The J. Jill Group, Inc. and its wholly owned subsidiaries ("the Company"). Exhibits 10.2 through 10.27 include the Company's compensatory plans or arrangements required to be filed as exhibits pursuant to Item 15(c) of Form 10-K.

Certificate of Incorporation and By-Laws
3.1	Restated Certificate of Incorporation of the Company (included as Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 25, 1993, File No. 0-22480, and incorporated herein by reference)
3.2	Certificate of Amendment of Restated Certificate of Incorporation of the Company, dated June 1, 1999 (included as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 26, 1999, File No. 0-22480, and incorporated herein by reference)
3.3	Certificate of Amendment of Restated Certificate of Incorporation of the Company, dated June 5, 2001 (included as Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, File No. 0-22480, and incorporated herein by reference)
3.4	By-Laws of the Company, as amended (included as Exhibit 99.1 to the Company's Current Report on Form 8-K filed November 24, 1999, File No. 0-22480, and incorporated herein by reference)
Material Contracts
10.1	Form of Stock Purchase Agreement from February 6, 2001, Private Placement (included as Exhibit 4.1 to the Company's Form 8-K filed February 13, 2001, File No. 0-22480, and incorporated herein by reference)
10.2	Amended and Restated 2001 Incentive and Non-Statutory Stock Option Plan (included as Exhibit 4.1 to the Company's Registration Statement on Form S-8 filed July 25, 2002, File No. 333-97105, and incorporated herein by reference)
10.3	Amended and Restated 1993 Incentive and Nonqualified Stock Option Plan (included as Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1998, File No. 0-22480, and incorporated herein by reference)
10.4	Amended 1998 Employee Stock Purchase Plan (included as Appendix A to the Company's definitive Proxy Statement for its annual meeting of stockholders held on June 1, 2000, File No. 0-22480, and incorporated herein by reference)
10.5	2003 Incentive Compensation Plan
10.6	2002 Incentive Compensation Plan (included as Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 29, 2001, File No. 0-22480, and incorporated herein by reference)
10.7	2001 Incentive Compensation Plan (included as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 30, 2000, File No. 0-22480, and incorporated herein by reference)
10.8	Restated Deferred Compensation Plan dated January 1, 2003
10.9	Restated Trust Agreement for the Deferred Compensation Plan dated January 1, 2003
10.10	Employment Letter Agreement, dated December 21, 1995, between the Company and Gordon R. Cooke (included as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 30, 1995, File No. 0-22480, and incorporated herein by reference)
10.11	Employment Letter Agreement, dated March 11, 1999, between the Company and Dennis Adomaitis (included as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 27, 1999, File No. 0-22480, and incorporated herein by reference)
10.12	Employment Letter Agreement, dated May 7, 1996, between the Company and John J. Hayes (included as Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended June 29, 1996, File No. 0-22480, and incorporated herein by reference)
10.13	Termination of Amended and Restated Split Dollar Agreement, dated March 11, 2003, between the Company and Gordon R. Cooke

10.14	Amended and Restated Split Dollar Agreement and Assignment of Life Insurance Policy as Collateral, dated March 30, 2001, between the Company and Gordon R. Cooke (included as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, File No. 0-22480, and incorporated herein by reference)
10.15	Termination of Amended and Restated Split Dollar Agreement, dated January 27, 2003, between the Company and Dennis Adomaitis
10.16	Amended and Restated Split Dollar Agreement and Assignment of Life Insurance Policy as Collateral, dated September 18, 2002, between the Company and Dennis Adomaitis (included as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 28, 2002, File No. 0-22480, and incorporated herein by reference)
10.17	Termination of Amended and Restated Split Dollar Agreement, dated March 11, 2003, between the Company and Olga L. Conley
10.18	Amended and Restated Split Dollar Agreement and Assignment of Life Insurance Policy as Collateral, dated September 25, 2002, between the Company and Olga Conley (included as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 28, 2002, File No. 0-22480, and incorporated herein by reference)
10.19	Termination of Amended and Restated Split Dollar Agreement, dated March 11, 2003, between the Company and John J. Hayes
10.20	Amended and Restated Split Dollar Agreement and Assignment of Life Insurance Policy as Collateral, dated September 19, 2002, between the Company and John Hayes (included as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 28, 2002, File No. 0-22480, and incorporated herein by reference)
10.21	Termination of Amended and Restated Split Dollar Agreement, dated January 27, 2003, between the Company and Patricia C. Lee
10.22	Amended and Restated Split Dollar Agreement and Assignment of Life Insurance Policy as Collateral, dated September 25, 2002, between the Company and Patricia Lee (included as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 28, 2002, File No. 0-22480, and incorporated herein by reference)
10.23	Severance Agreement, dated April 3, 2000, between the Company and Gordon R. Cooke (included as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 24, 2000, File No. 0-22480, and incorporated herein by reference)
10.24	Severance Agreement, dated April 3, 2000, between the Company and Dennis J. Adomaitis (included as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 24, 2000, File No. 0-22480, and incorporated herein by reference)
10.25	Severance Agreement, dated April 3, 2000, between the Company and Olga L. Conley (included as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 24, 2000, File No. 0-22480, and incorporated herein by reference)
10.26	Severance Agreement, dated April 3, 2000, between the Company and John J. Hayes (included as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 24, 2000, File No. 0-22480, and incorporated herein by reference)
10.27	Severance Agreement, dated April 3, 2000, between the Company and Patricia C. Lee (included as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 24, 2000, File No. 0-22480, and incorporated herein by reference)
10.28	Fifth Amended and Restated Loan Agreement, dated June 29, 2001, between the Company and Citizens Bank of Massachusetts, individually and as agent for the other lenders party to such agreement, HSBC Bank USA and Bank of New Hampshire, N.A. (included as Exhibit 99.1 to the Company's Current Report on Form 8-K filed July 17, 2001, File No. 0-22480, and incorporated herein by reference)
10.29	Security Agreement, dated June 29, 2001, between the Company and Citizens Bank of Massachusetts, as agent for the lenders (included as Exhibit 99.2 to the Company's Current Report on Form 8-K filed July 17, 2001, File No. 0-22480, and incorporated herein by reference)

10.30	Security Agreement, dated June 29, 2001, between The Birch Pond Group, Inc. and Citizens Bank of Massachusetts, as agent for the lenders (included as Exhibit 99.3 to the Company's Current Report on Form 8-K filed July 17, 2001, File No. 0-22480, and incorporated herein by reference)
10.31	Security Agreement, dated June 29, 2001, between QT Services Group, Inc. and Citizens Bank of Massachusetts, as agent for the lenders (included as Exhibit 99.4 to the Company's Current Report on Form 8-K filed July 17, 2001, File No. 0-22480, and incorporated herein by reference)
10.32	Security Agreement, dated June 29, 2001, between J. Jill Direct, Inc. and Citizens Bank of Massachusetts, as agent for the lenders (included as Exhibit 99.5 to the Company's Current Report on Form 8-K filed July 17, 2001, File No. 0-22480, and incorporated herein by reference)
10.33	Guaranty (Unlimited), dated June 29, 2001, between The Birch Pond Group, Inc. and Citizens Bank of Massachusetts, as agent for the lenders (included as Exhibit 99.6 to the Company's Current Report on Form 8-K filed July 17, 2001, File No. 0-22480, and incorporated herein by reference)
10.34	Guaranty (Unlimited), dated June 29, 2001, between QT Services Group, Inc. and Citizens Bank of Massachusetts, as agent for the lenders (included as Exhibit 99.7 to the Company's Current Report on Form 8-K filed July 17, 2001, File No. 0-22480, and incorporated herein by reference)
10.35	Guaranty (Unlimited), dated June 29, 2001, between J. Jill Direct, Inc. and Citizens Bank of Massachusetts, as agent for the lenders (included as Exhibit 99.8 to the Company's Current Report on Form 8-K filed July 17, 2001, File No. 0-22480, and incorporated herein by reference)
10.36	Revolving Note, dated June 29, 2001, by and between the Company and Citizens Bank of Massachusetts (included as Exhibit 99.9 to the Company's Current Report on Form 8-K filed July 17, 2001, File No. 0-22480, and incorporated herein by reference)
10.37	Revolving Note, dated June 29, 2001 by and between the Company and HSBC Bank USA (included as Exhibit 99.10 to the Company's Current Report on Form 8-K filed July 17, 2001, File No. 0-22480, and incorporated herein by reference)
10.38	Revolving Note, dated June 29, 2001 by and between the Company and Bank of New Hampshire, N.A. (included as Exhibit 99.11 to the Company's Current Report on Form 8-K filed July 17, 2001, File No. 0-22480, and incorporated herein by reference)
10.39	Pledge Agreement, dated June 29, 2001, between the Company and Citizens Bank of Massachusetts, as agent for the lenders (included as Exhibit 99.12 to the Company's Current Report on Form 8-K filed July 17, 2001, File No. 0-22480, and incorporated herein by reference)
10.40	Letter of Confirmation, dated June 29, 2001, by the Birch Pond Group, Inc. to Citizens Bank of Massachusetts, as agent for the lenders (included as Exhibit 99.13 to the Company's Current Report on Form 8-K filed July 17, 2001, File No. 0-22480, and incorporated herein by reference)
10.41	Letter of Confirmation, dated June 29, 2001, by J. Jill Direct, Inc. to Citizens Bank of Massachusetts, as agent for the lenders (included as Exhibit 99.14 to the Company's Current Report on Form 8-K filed July 17, 2001, File No. 0-22480, and incorporated herein by reference)
10.42	Letter of Confirmation, dated June 29, 2001, by QT Services Group, Inc. to Citizens Bank of Massachusetts, as agent for the lenders (included as Exhibit 99.15 to the Company's Current Report on Form 8-K filed July 17, 2001, File No. 0-22480, and incorporated herein by reference)
10.43	Grant of Security Interest in Trademarks, dated June 29, 2001, between the Company and Citizens Bank of Massachusetts, as agent for the lenders (included as Exhibit 99.16 to the Company's Current Report on Form 8-K filed July 17, 2001, File No. 0-22480, and incorporated herein by reference)

10.44	First Amendment to Fifth Amended and Restated Loan Agreement, dated August 28, 2001, between the Company and Citizens Bank of Massachusetts, individually and as agent for the other lenders party to such agreement, HSBC Bank USA and Bank of New Hampshire, N.A. (included as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q from the quarter ended September 29, 2001, File No. 0-22480, and incorporated herein by reference)
10.45	Second Amendment to Fifth Amended and Restated Loan Agreement, dated July 25, 2002, by and among the Company and Citizens Bank of Massachusetts, HSBC Bank USA and Banknorth, N.A. f/k/a Peoples Heritage Bank, N.A., successor by merger to Bank of New Hampshire, N.A. and Citizens Bank of Massachusetts as agent for the lenders (included as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q from the quarter ended June 29, 2002, File No. 0-22480, and incorporated herein by reference)
10.46	First Amendment to Revolving Note, dated July 25, 2002, between the Company and Citizens Bank of Massachusetts (included as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 29, 2002, File No. 0-22480, and incorporated herein by reference)
10.47	First Amendment to Revolving Note, dated July 25, 2002, between the Company and HSBC Bank USA (included as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 29, 2002, File No. 0-22480, and incorporated herein by reference)
10.48	First Amendment to Revolving Note, dated July 25, 2002, between the Company and Banknorth, N.A. f/k/a Peoples Heritage Bank, N.A., successor by merger to Bank of New Hampshire, N.A. (included as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 29, 2002, File No. 0-22480, and incorporated herein by reference)
10.49	Letter of Confirmation of Guarantee and Agreement, dated July 25, 2002, by The Birch Pond Group, Inc. to Citizens Bank of Massachusetts, individually and as agent for the benefit of, and on behalf of, all lenders (included as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 29, 2002, File No. 0-22480, and incorporated herein by reference)
10.50	Letter of Confirmation of Guarantee and Agreement, dated July 25, 2002, by QT Services Group, Inc. to Citizens Bank of Massachusetts, individually and as agent for the benefit of, and on behalf of, all lenders (included as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 29, 2002, File No. 0-22480, and incorporated herein by reference)
10.51	Letter of Confirmation of Guarantee and Agreement, dated July 25, 2002, by J. Jill Direct, Inc. to Citizens Bank of Massachusetts, individually and as agent for the benefit of, and on behalf of, all lenders (included as Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 29, 2002, File No. 0-22480, and incorporated herein by reference)
10.52	Master Security Agreement, dated as of December 23, 1998, by and between the Company and Citizens Leasing Corporation (included as Exhibit 10.59 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1998, File No. 0-22480, and incorporated herein by reference)
10.53	Amendment No. 1 to the Master Security Agreement, dated as of December 23, 1998, by and between the Company and Citizens Leasing Corporation (included as Exhibit 10.60 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1998, File No. 0-22480, and incorporated herein by reference)
10.54	Secured Promissory Note, dated as of December 23, 1998, by and between the Company and Citizens Leasing Corporation (included as Exhibit 10.61 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1998, File No. 0-22480, and incorporated herein by reference)
10.55	Secured Promissory Note, dated as of December 23, 1998, by and between the Company and Citizens Leasing Corporation (included as Exhibit 10.62 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1998, File No. 0-22480, and incorporated herein by reference)
10.56	Secured Promissory Note, dated March 30, 1999, between the Company and Citizens Leasing Corporation (included as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 27, 1999, file No. 0-22480, and incorporated herein by reference)

10.57	Secured Promissory Note, dated March 30, 1999, between the Company and Citizens Leasing Corporation (included as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 27, 1999, file No. 0-22480, and incorporated herein by reference)
10.58	Mortgage Note, dated March 1, 1999, between Birch Pond Realty Corporation and John Hancock Real Estate Finance, Inc. (included as Exhibit 10.63 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1998, File No. 0-22480, and incorporated herein by reference)
10.59	Consent Agreement, dated March 1, 1999, between the Company and Citizens Bank of Massachusetts (included as Exhibit 10.71 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1998, File No. 0-22480, and incorporated herein by reference)
10.60	Lease, dated March 1, 1999, between the Company and Birch Pond Realty Corporation (included as Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1998, File No. 0-22480, and incorporated herein by reference)
10.61	Assignment of Leases and Rents, dated March 1, 1999, between Birch Pond Realty Corporation and John Hancock Real Estate Finance, Inc. (included as Exhibit 10.64 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1998, File No. 0-22480, and incorporated herein by reference)
10.62	Mortgage, Assignment of Leases and Rents and Security Agreement, dated March 1, 1999, between Birch Pond Realty Corporation and John Hancock Real Estate Finance, Inc. (included as Exhibit 10.65 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1998, File No. 0-22480, and incorporated herein by reference)
10.63	Assignment of Agreements, Permits and Contracts, dated March 1, 1999, between Birch Pond Realty Corporation and John Hancock Real Estate Finance, Inc. (included as Exhibit 10.66 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1998, File No. 0-22480, and incorporated herein by reference)
10.64	Indemnification Agreement, dated March 1, 1999, between the Company, Birch Pond Realty Corporation and John Hancock Real Estate Finance, Inc. (included as Exhibit 10.67 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1998, File No. 0-22480, and incorporated herein by reference)
10.65	Guaranty Agreement, dated March 1, 1999, between the Company and John Hancock Real Estate Finance, Inc. (included as Exhibit 10.68 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1998, File No. 0-22480, and incorporated herein by reference)
10.66	Replacement Reserve Agreement, dated March 1, 1999, by and between Birch Pond Realty Corporation and John Hancock Real Estate Finance, Inc. (included as Exhibit 10.69 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1998, File No. 0-22480, and incorporated herein by reference)
10.67	Tenant Improvement and Leasing Commissions Agreement, dated March 1, 1999, between Birch Pond Realty Corporation and John Hancock Real Estate Finance, Inc. (included as Exhibit 10.70 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1998, File No. 0-22480, and incorporated herein by reference)
10.68	Subordination of Mortgage, dated June 28, 1999, between Birch Pond Realty Corporation and John Hancock Real Estate Finance, Inc. (included as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 26, 1999, File No. 0-22480, and incorporated herein by reference)
10.69	First Modification of Mortgage, Assignment of Leases and Rents and Security Agreement, dated June 28, 1999, between Birch Pond Realty Corporation and John Hancock Real Estate Finance, Inc. (included as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 26, 1999, File No. 0-22480, and incorporated herein by reference)
10.70	Partial Release, dated June 28, 1999, between Birch Pond Realty Corporation and John Hancock Real Estate Finance, Inc. (included as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 26, 1999, File No. 0-22480, and incorporated herein by reference)

10.71	Reaffirmation of Guaranty and Indemnity Agreements, dated June 28, 1999, between the Company and Birch Pond Realty Corporation in favor of John Hancock Real Estate Finance, Inc. (included as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 26, 1999, File No. 0-22480, and incorporated herein by reference)
10.72	Lease Agreement, dated September 18, 1998, between the Company and National Fire Protection Association (included as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 26, 1998, File No. 0-22480, and incorporated herein by reference)
10.73	First Amendment to Lease Agreement, dated June 10, 1999, between the Company and National Fire Protection Association (included as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 26, 1999, File No. 0-22480, and incorporated herein by reference)
10.74	Second Amendment to Lease Agreement, dated October 29, 1999, between the Company and National Fire Protection Association (included as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 25, 1999, File No. 0-22480, and incorporated herein by reference)
10.75	Loan Agreement, dated March 30, 1999, between the Company and Belknap County Economic Development Council, Inc. (included as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 27, 1999, File No. 0-22480, and incorporated herein by reference)
10.76	Security Agreement, dated March 30, 1999, between the Company and Belknap County Economic Development Council, Inc. (included as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 27, 1999, File No. 0-22480, and incorporated herein by reference)
10.77	Note, dated March 30, 1999, between the Company and Belknap County Economic Development Council, Inc. (included as Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 27, 1999, File No. 0-22480, and incorporated herein by reference)
List of Subsidiaries of the Registrant
21.1	List of Subsidiaries of the Registrant at December 28, 2002
Consent of Experts
23.1	Consent of PricewaterhouseCoopers LLP dated March 28, 2003

        (a)(4)    Certification under Sarbanes-Oxley Act

  Our Chief Executive and Chief Financial Officers have furnished to the Securities and Exchange Commission the certification with respect to this Annual Report on Form 10-K that is required by Section 906 of the Sarbanes-Oxley Act of 2002.

        (b)    Reports on Form 8-K

  On December 10, 2002, we filed a report on Form 8-K relating to our revised sales and earnings targets for the fourth quarter of fiscal 2002.

SIGNATURES

        Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE J. JILL GROUP, INC.
Dated: March 28, 2003
	By:	/s/ GORDON R. COOKE Gordon R. Cooke President, Chief Executive Officer, Chairman of the Board of Directors and Director (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GORDON R. COOKE Gordon R. Cooke	President, Chief Executive Officer, Chairman of the Board of Directors and Director (Principal Executive Officer)	March 28, 2003
/s/ OLGA L. CONLEY Olga L. Conley	President—Corporate Services, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 28, 2003
/s/ LINDA L. TRUDEL Linda L. Trudel	Vice President/Corporate Controller (Principal Accounting Officer)	March 28, 2003
/s/ WILLIAM E. ENGBERS William E. Engbers	Director	March 28, 2003
/s/ BRETT D. HEFFES Brett D. Heffes	Director	March 28, 2003
/s/ THOMAS J. LITLE Thomas J. Litle	Director	March 28, 2003
/s/ RUTH M. OWADES Ruth M. Owades	Director	March 28, 2003
/s/ SAMUEL L. SHANAMAN Samuel L. Shanaman	Director	March 28, 2003
/s/ JONATHAN P. WARD Jonathan P. Ward	Director	March 28, 2003

Certification Pursuant to Rule 13a-14 or 15d-14 promulgated under the
Securities Exchange Act of 1934, as amended

I, Gordon R. Cooke, President, Chief Executive Officer and Chairman of the Board of Directors, certify that:

1.
I have reviewed this annual report on Form 10-K of The J. Jill Group, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 28, 2003
/s/ GORDON R. COOKE Gordon R. Cooke President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Certification Pursuant to Rule 13a-14 or 15d-14 promulgated under the
Securities Exchange Act of 1934, as amended

I, Olga L. Conley, President—Corporate Services, Chief Financial Officer and Treasurer, certify that:

1.
I have reviewed this annual report on Form 10-K of The J. Jill Group, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 28, 2003
/s/ OLGA L. CONLEY Olga L. Conley President—Corporate Services, Chief Financial Officer and Treasurer (Principal Financial Officer)

THE J. JILL GROUP, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 28, 2002
EXHIBIT INDEX

Material Contracts
10.5	2003 Incentive Compensation Plan
10.8	Restated Deferred Compensation Plan dated January 1, 2003
10.9	Restated Trust Agreement for the Deferred Compensation Plan dated January 1, 2003
10.13	Termination of Amended and Restated Split Dollar Agreement, dated March 11, 2003, between the Company and Gordon R. Cooke
10.15	Termination of Amended and Restated Split Dollar Agreement, dated January 27, 2003, between the Company and Dennis Adomaitis
10.17	Termination of Amended and Restated Split Dollar Agreement, dated March 11, 2003, between the Company and Olga L. Conley
10.19	Termination of Amended and Restated Split Dollar Agreement, dated March 11, 2003, between the Company and John J. Hayes
10.21	Termination of Amended and Restated Split Dollar Agreement, dated January 27, 2003, between the Company and Patricia C. Lee
List of Subsidiaries of the Registrant
21.1	List of Subsidiaries of the Registrant at December 28, 2002
Consent of Experts
23.1	Consent of PricewaterhouseCoopers LLP dated March 28, 2003