Form 10-Q
period 2003-03-29
J JILL GROUP INC
filed 2003-05-08
CIK 910721

Use these links to rapidly review the document
INDEX TO QUARTERLY REPORT ON FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 29, 2003
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-22480

The J. Jill Group, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	04-2973769 (I.R.S. Employer Identification No.)
4 Batterymarch Park, Quincy, MA (Address of Principal Executive Offices)	02169 (Zip Code)

Registrant's telephone number, including area code: (617) 376-4300

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

        Shares outstanding of the registrant's common stock (par value $0.01) at May 2, 2003: 19,575,004

THE J. JILL GROUP, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 29, 2003

THE J. JILL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	March 29, 2003	March 30, 2002	December 28, 2002
ASSETS
Current assets:
Cash and cash equivalents	$40,622	$32,879	$44,734
Cash held in escrow	724	668	538
Accounts receivable, net	9,556	8,546	21,317
Inventory, net	40,981	30,972	33,998
Prepaid catalog expenses	4,859	4,297	4,082
Deferred income taxes	6,114	7,356	6,149
Other current assets	5,089	4,158	5,144

Total current assets	107,945	88,876	115,962
Property and equipment, net	109,785	90,039	108,676
Other non-current assets	3,521	2,058	3,622

Total assets	$221,251	$180,973	$228,260

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,933	$10,433	$13,013
Accrued expenses	15,343	12,297	20,609
Accrued customer returns	5,396	5,806	7,328
Current portion of long-term debt	1,806	1,698	1,788

Total current liabilities	34,478	30,234	42,738
Long-term debt, less current portion	13,345	15,151	13,802
Deferred credits from landlords	24,977	15,290	24,765
Deferred income taxes	2,118	271	1,856
Commitments
Stockholders' equity:
Special preferred stock (par value $0.01) 1,000,000 shares authorized	—	—	—
Common stock (par value $0.01) 30,000,000 shares authorized, 19,575,004, 18,597,852 (split adjusted) and 19,495,411 shares issued and outstanding as of March 29, 2003, March 30, 2002 and December 28, 2002, respectively	196	124	195
Additional paid-in capital	107,692	98,440	107,227
Retained earnings	38,445	21,463	37,677

Total stockholders' equity	146,333	120,027	145,099

Total liabilities and stockholders' equity	$221,251	$180,973	$228,260

The accompanying notes are an integral part of the consolidated financial statements.

THE J. JILL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	March 29, 2003	March 30, 2002
Net sales	$82,363	$73,357
Cost of products and merchandising	56,808	47,936

Gross margin	25,555	25,421
Selling, general and administrative expenses	24,051	20,668

Income before interest and taxes	1,504	4,753
Interest, net	196	211

Income before taxes	1,308	4,542
Income tax provision	540	1,846

Net income	$768	$2,696

Earnings per share:
Basic	$0.04	$0.15
Diluted	$0.04	$0.14
Weighted average shares outstanding:
Basic	19,567	18,360
Diluted	19,987	19,562

The accompanying notes are an integral part of the consolidated financial statements.

THE J. JILL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 29, 2003	March 30, 2002
Cash flows provided by operating activities:
Net income	$768	$2,696
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,780	2,783
(Gain) loss on trust assets	12	(21)
Deferred income taxes	297	583
Changes in assets and liabilities:
Decrease in accounts receivable	11,761	5,069
(Increase) decrease in inventory	(6,983)	883
(Increase) decrease in prepaid catalog expenses	(777)	286
(Increase) decrease in other assets	741	(213)
Decrease in accounts payable	(726)	(3,119)
Decrease in accrued expenses	(4,687)	(1,861)
Decrease in accrued customer returns	(1,932)	(756)
Increase in deferred credits from landlords	212	1,241

Net cash provided by operating activities	2,466	7,571
Cash flows used in investing activities:
Additions to property and equipment	(5,822)	(6,212)
Investment in trust assets	(597)	(798)
Increase in cash held in escrow	(186)	(170)

Net cash used in investing activities	(6,605)	(7,180)
Cash flows provided by financing activities:
Borrowings under debt agreements	—	6,260
Payments of debt borrowings	(439)	(6,756)
Proceeds from stock transactions	466	2,832

Net cash provided by financing activities	27	2,336
Net increase (decrease) in cash and cash equivalents	(4,112)	2,727
Cash and cash equivalents at:
Beginning of period	44,734	30,152

End of period	$40,622	$32,879

Supplemental information:
Non-cash investing activities:
Construction costs accrued, not paid	$1,594	$1,676

The accompanying notes are an integral part of the consolidated financial statements.

THE J. JILL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

        The financial statements included herein have been prepared by The J. Jill Group, Inc. (together with its wholly owned consolidated subsidiaries, the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and in the opinion of management contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles ("GAAP") have been omitted pursuant to such rules and regulations. Accordingly, although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the Company's consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2002 ("fiscal 2002"). As a retailer, the Company is subject to seasonal fluctuations in net sales. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

A.    Nature of business:

        The Company is a multi-channel specialty retailer of high quality women's apparel, accessories and footwear that markets its products through catalogs, retail stores and an e-commerce website.

B.    Stock split:

        During fiscal 2002, the Company effected a three-for-two stock split in the form of a stock dividend paid on June 28, 2002 to shareholders of record on June 14, 2002. All share and per share data have been adjusted for the stock split, however the common stock par value amount presented on the consolidated balance sheet at March 30, 2002 has not been adjusted for the stock split.

C.    Accounting for stock-based compensation:

        At March 29, 2003, the Company had three stock-based plans, which are described in Note G to the financial statements contained in the Company's Annual Report on Form 10-K for fiscal 2002. The Company discloses stock-based compensation information in accordance with Financial Accounting Standards Board ("FASB") issued Statement No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123" and FASB issued Statement No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." SFAS 148 provides additional transition guidance for companies that elect to voluntarily adopt the provisions of SFAS 123. SFAS 148 does not change the provisions of SFAS 123 that permit entities to continue to account for their stock-based plans using the intrinsic value method of Accounting Principles Board Opinion No. 25, ("APB 25"), "Accounting for Stock Issued to Employees." The Company has elected to continue to account for its stock-based plans under APB 25 as well as to provide disclosure of stock-based compensation as outlined in SFAS 123 as amended by SFAS 148. SFAS 123 requires disclosure of pro forma net income, earnings per share ("EPS") and other information as if the fair value method of accounting for stock options and other equity instruments described in SFAS 123 had been adopted. The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future expectations. No compensation expense has been recognized for the Company's stock-based plans.

        A reconciliation of net income, as reported, to pro forma net income including compensation expense for the Company's stock-based plans as calculated based on the fair value at the grant dates for awards made under these plans in accordance with the provisions of SFAS 123 as well as a comparison of as reported and pro forma basic and diluted EPS follows (in thousands, except per share data):

	Three Months Ended
	March 29, 2003	March 30, 2002
Net income (loss):
As reported	$768	$2,696
Total stock-based compensation expense, net of tax	(1,005)	(1,116)

Pro forma	$(237)	$1,580

Earnings (loss) per share:
Basic
As reported	$0.04	$0.15
Pro forma	(0.01)	0.09
Diluted
As reported	0.04	0.14
Pro forma	$(0.01)	$0.08

        The Black-Scholes option-pricing model is used to estimate the fair value on the date of grant of each option granted. The Black-Scholes model is also used to estimate the fair value on the date of grant of the employees' purchase rights associated with the Company's amended 1998 Employee Stock Purchase Plan.

D.    Debt:

        The Company's credit facilities at March 29, 2003 consisted of (i) a $50,000,000 revolving credit facility (the "Revolving Credit Facility"); (ii) a $12,000,000 real estate loan (the "Tilton Facility Loan"); and (iii) a $9,500,000 equipment loan (the "Equipment Loan").

        On July 25, 2002, the Company amended its Revolving Credit Facility to extend its term and change certain lending conditions and compliance requirements including, among other things, changing the maximum number of new retail store openings allowed under the agreement to 90 for the two-year period consisting of fiscal 2002 and fiscal 2003, and 50 for each subsequent fiscal year. In addition, the debt service coverage ratio was amended to be less restrictive with respect to capital expenditures to the extent that the Company's cash balances exceed a predetermined level. The maturity date of the Revolving Credit Facility, as amended, is June 1, 2004. The Revolving Credit Facility is collateralized by substantially all of the personal property, both tangible and intangible, of the Company. At March 29, 2003, the Revolving Credit Facility bore interest at 4.25% per annum. The amount available under the Revolving Credit Facility is reduced by outstanding borrowings and outstanding letters of credit. Outstanding borrowings may not exceed the lesser of $20,000,000 or $12,000,000 plus qualified investments, as defined by the provisions of the Fifth Amended and Restated Loan Agreement, as amended, which is part of the Revolving Credit Facility. Outstanding borrowings bear interest at an annual rate equal to the prime lending rate announced by one of the participating banks or the LIBOR lending rate plus 1.75% per annum. There were no outstanding borrowings on the Revolving Credit Facility at March 29, 2003 or March 30, 2002. Outstanding letters of credit totaled $19,465,000 and $17,156,000 at March 29, 2003 and March 30, 2002, respectively. Availability under the Revolving Credit Facility at March 29, 2003 and March 30, 2002 was $30,535,000 and $32,844,000, respectively, subject in each case to the borrowing cap. Outstanding letters of credit do not bear interest. The Company is required to pay a commitment fee of 1/4 of 1% per annum on the unused portion of the Revolving Credit Facility. The Company is currently negotiating to increase its letter of credit capacity under the Revolving Credit Facility.

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

        The Equipment Loan is collateralized by substantially all of the Company's materials handling equipment. At March 29, 2003 there were four promissory notes outstanding under the Equipment Loan, requiring monthly payments of principal and interest through their maturities, which range from December 1, 2005 to March 1, 2006. The Equipment Loan has a weighted average interest rate of 7.62% per annum. The Company is currently negotiating to refinance the promissory notes outstanding under the Equipment Loan in order to reduce the weighted average interest rate.

        The Company's credit facilities contain various lending conditions and covenants including restrictions on permitted liens. In the case of the Revolving Credit Facility, these conditions and covenants include certain financial coverage calculations and ratios, including (i) indebtedness and outstanding letter of credit balance to tangible net worth; (ii) hard current assets to current liabilities; (iii) debt service coverage; (iv) indebtedness, outstanding letter of credit balance and net present value of operating leases to tangible net worth; (v) minimum tangible net worth; and (vi) minimum net profit. The manner of making these calculations and computing these ratios is defined by the provisions of the Fifth Amended and Restated Loan Agreement, as amended, which is part of the Revolving Credit Facility. The Company was in compliance with the covenants associated with its credit facilities as of and for the quarters ended March 29, 2003 and March 30, 2002.

        A summary of the Company's outstanding long-term debt follows (in thousands):

	March 29, 2003	March 30, 2002	December 28, 2002
Real estate loans	$10,851	$11,177	$10,937
Equipment loans	4,269	5,591	4,609
Capitalized lease obligations	31	81	44

Total long-term debt	15,151	16,849	15,590
Less current maturities	(1,806)	(1,698)	(1,788)

Long-term debt, less current portion	$13,345	$15,151	$13,802

        At March 29, 2003, the Company estimated the fair value of its outstanding borrowings, including current maturities, to be $17,239,000.

E.    Earnings per share:

        A reconciliation of the numerators and denominators of the basic and diluted EPS computations follows (in thousands, except per share data):

	Three Months Ended
	March 29, 2003	March 30, 2002
Numerator:
Net income	$768	$2,696

Denominator (shares):
Basic weighted average shares outstanding	19,567	18,360
Assumed exercise of stock options	420	1,202

Diluted weighted average shares outstanding	19,987	19,562

Earnings per share:
Basic	$0.04	$0.15
Diluted	$0.04	$0.14

        At March 29, 2003, of the options then outstanding, options to purchase 1,782,500 shares of common stock were excluded from the computation of diluted EPS on the basis that such options were antidilutive. There were no antidilutive options outstanding at March 30, 2002.

        During the first quarter of fiscal 2003, no options were granted. Also during the first quarter of fiscal 2003, options to purchase 48,602 shares of common stock were exercised pursuant to the Company's stock option plans, in connection with which the Company received $98,000 in cash and did not record any related tax benefit.

        During the first quarter of fiscal 2002, options to purchase 391,500 shares of the Company's common stock were granted and options to purchase 454,603 shares of common stock were exercised pursuant to the Company's stock option plans. Also during the first quarter of fiscal 2002, the Company received $2,488,000 in cash from the exercise of stock options and recorded a related tax benefit of $1,562,000.

F.     Commitments:

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

        During the first quarter of fiscal 2003, the Company entered into leases for 11 retail stores, each having terms of approximately 10 years. At March 29, 2003, the future minimum lease payments for operating leases having a remaining term in excess of one year at such date, including the 11 operating leases entered into during the quarter, were as follows (in thousands):

For the remainder of fiscal 2003	$15,613
Fiscal 2004	22,257
Fiscal 2005	22,722
Fiscal 2006	22,886
Fiscal 2007	23,200
Thereafter	98,371

Total	$205,049

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

        Most of the Company's retail store leases contain provisions that allow for early termination of the lease by either party if certain predetermined annual sales levels are not met. Generally, these provisions allow the lease to be terminated between the third and fifth year of the lease. Should the lease be terminated under these provisions, the unamortized portion of any landlord allowances related to that property would be payable to the landlord. The unamortized portion of deferred credits from landlords at March 29, 2003 was $23,141,000. In addition, the Company received a $250,000 deposit from one of its vendors. This deposit is refundable to the vendor in the event of an early termination of the contract. The Company is recognizing this deposit over the term of the contract. The unamortized portion of the deposit at March 29, 2003 was $246,000.

G.    Segment information:

        The Company currently has two reportable business segments, direct and retail. Each segment is separately managed and utilizes distinct distribution, marketing and inventory management strategies. The direct segment markets merchandise through catalogs and an e-commerce website. The retail segment markets merchandise through retail stores. Results from the Company's catalog outlet stores are included in the direct segment. Results from the Company's retail outlet store are included in the retail segment. Segment reporting is intended to give financial statement users a view of the Company "through the eyes of management." The Company's internal management reporting is the basis for the information disclosed for its business segments. The Company's internally defined measure of segment profit or loss, direct contribution, is required to be disclosed according to GAAP but is not a GAAP measure. Information related to segment direct contribution should be read in conjunction with the reconciliation to "Income before interest and taxes" as determined by GAAP.

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

        Segment assets are those that are directly used in or identified with segment operations, including inventory, fixed assets primarily related to store construction, accounts receivable and other operating assets. Unallocated assets include corporate cash and cash equivalents, the Company's corporate headquarters and distribution facility, corporate information systems, deferred tax amounts and other corporate assets. In the third quarter of fiscal 2002, the Company changed its internal segment reporting related to identifiable assets such that all inventory is now fully allocated to each operating segment. Segment information at March 30, 2002 has been presented to conform to current period presentation. The accounting policies of the Company's segments are the same as those described in Note B to the financial statements contained in the Company's Annual Report on Form 10-K for fiscal 2002. In addition, inter-segment balances and transactions have been eliminated.

        The following tables summarize financial information by segment and provide a reconciliation of segment direct contribution to income before interest and taxes (in thousands):

	Three Months Ended
	March 29, 2003	March 30, 2002
Net sales:
Direct	$51,062	$51,178
Retail	31,527	22,411
Other (1)	(226)	(232)

Total net sales	$82,363	$73,357

Direct contribution reconciliation:
Direct	$16,046	$16,414
Retail	(3,174)	(855)

Total direct contribution	12,872	15,559
Unallocated shared-service costs	(6,243)	(6,099)
General and administrative expenses	(5,125)	(4,707)

Income before interest and taxes	$1,504	$4,753

(1)
Other represents certain sales allowances not specifically attributable to the direct or retail business segments.

	Direct	Retail	Unallocated Assets	Total
Identifiable assets:
March 29, 2003	$25,948	$103,641	$91,662	$221,251
March 30, 2002	$25,295	$68,696	$86,982	$180,973

H.    Reclassifications:

        Certain amounts in the prior year financial statements and related notes have been reclassified to conform to the current period presentation. In addition, certain segment information at March 30, 2002 has been presented to conform to current period presentation and management's current internal reporting structure.

I.     Recent accounting standards:

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        This Quarterly Report on Form 10-Q, including the following discussion, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, the words "projected," "anticipated," "planned," "expected" and similar expressions are intended to identify forward-looking statements. Forward-looking statements are not guarantees of our future financial performance, and undue reliance should not be placed on them. Our actual results, performance or achievements may differ significantly from the results discussed in or implied by the forward-looking statements. Factors that might cause such a difference include, but are not limited to, the following: the continued success or possible future failure of the retail store initiative; our ability to effectively manage our operations and growth in a multiple distribution channel environment; significant changes in customer acceptance of our product offerings; changes in competition in the apparel industry; changes in consumer spending, fashion trends and consumer preferences; changes in, or the failure to comply with, federal and state tax and other government regulations; the customary risks of purchasing merchandise abroad, including longer lead times, higher initial purchase commitments and foreign currency fluctuations; timely receipts of inventory from vendors; possible future increases in expenses and labor and employee benefit costs; our ability to attract and retain qualified personnel; business abilities and judgment of management; the existence or absence of brand awareness; the existence or absence of publicity, advertising and promotional efforts; the success or failure of operating initiatives; the mix of our sales between full price and liquidation merchandise; general political, economic and business conditions and other factors. See also Item 1A, "Risk Factors," included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2002 ("fiscal 2002"). We disclaim any intent or obligation to update any forward-looking statements.

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

        During fiscal 2002, we effected a three-for-two stock split in the form of a stock dividend paid on June 28, 2002 to shareholders of record on June 14, 2002. All share and per share data have been adjusted for the stock split.

        Net sales for the three months ended March 29, 2003 ("first quarter fiscal 2003") increased by 12.3% to $82.4 million from $73.4 million for the three months ended March 30, 2002 ("first quarter fiscal 2002"). Income before interest and taxes for first quarter fiscal 2003 was $1.5 million, or 1.8% of net sales, compared to $4.8 million, or 6.5% of net sales, for first quarter fiscal 2002. Net income was $0.8 million, or $0.04 per diluted share, for first quarter fiscal 2003 compared to $2.7 million, or $0.14 per diluted share, for first quarter fiscal 2002.

Results of Operations

        The following table presents our consolidated statements of operations expressed as a percentage of net sales:

	Three Months Ended
	March 29, 2003	March 30, 2002
Net sales	100.0%	100.0%
Cost of products and merchandising	69.0	65.3

Gross margin	31.0	34.7
Selling, general and administrative expenses	29.2	28.2

Income before interest and taxes	1.8	6.5
Interest, net	0.2	0.3

Income before taxes	1.6	6.2
Income tax provision	0.7	2.5

Net income	0.9%	3.7%

        The following table presents certain selected operating data:

	Three Months Ended
	March 29, 2003	March 30, 2002
Direct:
Circulation (1)
Catalogs (in thousands)	15,900	16,000
Square inches (in millions)	110,400	108,800
Twelve-month buyers (2)	1,052,000	1,005,000
Customer e-mail addresses	827,000	664,000
Retail: (3)
Stores open
Beginning of period	88	51
End of period	89	55
Weighted average stores open (4)	88	52
Weighted average square footage (5)	418,900	257,000
Total Company:
J. Jill private label credit cardholders	455,000	322,000
(1)
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

(3)
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

        The following table summarizes net sales by segment (in thousands):

	Three Months Ended
	March 29, 2003	March 30, 2002
Direct	$51,062	$51,178
Retail	31,527	22,411
Other (1)	(226)	(232)

Total net sales	$82,363	$73,357

(1)
Other represents certain sales allowances not specifically attributable to the direct or retail business segments.

Comparison of the First Quarter Fiscal 2003 to First Quarter Fiscal 2002

        Net sales increased by $9.0 million, or 12.3%, to $82.4 million during first quarter fiscal 2003 from $73.4 million during first quarter fiscal 2002. During first quarter fiscal 2003, retail segment net sales increased by 40.7% to $31.5 million from $22.4 million during first quarter fiscal 2002 primarily as a result of increased store count. Retail segment sales productivity, as measured by sales per square foot, declined by 14.4% in first quarter fiscal 2003 as compared to first quarter fiscal 2002 primarily as a result of a number of external factors including the significant geopolitical situation, continued economic weakness, adverse weather conditions and a calendar shift related to the Easter holiday. During first quarter fiscal 2003, we opened one retail store. At March 29, 2003, we had 89 retail stores open compared to 55 at March 30, 2002. Direct segment net sales decreased by 0.2% on a 1.5% increase in square inches circulated during first quarter fiscal 2003 compared to first quarter fiscal 2002. Direct segment sales productivity, as measured by demand per 1,000 square inches circulated, was 1.5% lower during first quarter fiscal 2003 as compared to first quarter fiscal 2002. E-commerce net sales represented 33.9% of total direct segment net sales during first quarter fiscal 2003 compared to 26.7% during first quarter fiscal 2002.

        Gross margin represents net sales less cost of products and merchandising. Cost of products and merchandising consists primarily of merchandise development, control and acquisition costs, provisions for markdowns, order processing and customer service costs, distribution facility costs and occupancy and depreciation costs for our stores. During first quarter fiscal 2003, our gross margin increased by $0.1 million, or 0.5%, to $25.6 million from $25.4 million during first quarter fiscal 2002. As a percentage of net sales, our gross margin decreased to 31.0% during first quarter fiscal 2003 from 34.7% during first quarter fiscal 2002. This decrease in gross margin as a percentage of net sales was primarily attributable to the de-leveraging of retail occupancy and depreciation costs associated with our retail store rollout. In addition, our gross margin was affected by higher markdown charges, particularly in the retail segment, as a result of lower than expected sales volume. These factors were partially offset by lower order processing costs as a percentage of net sales and the leveraging of these costs over higher total company net sales.

        Selling, general and administrative expenses consist primarily of costs to produce, print and distribute catalogs, as well as e-commerce website, retail store selling and corporate administrative costs. During first quarter fiscal 2003, selling, general and administrative expenses increased by $3.4 million, or 16.4%, to $24.1 million from $20.7 million during first quarter fiscal 2002. As a percentage of net sales, selling, general and administrative expenses increased to 29.2% during first quarter fiscal 2003 from 28.2% during first quarter fiscal 2002. This increase in selling, general and administrative expenses as a percentage of net sales was primarily attributable to lower retail segment sales productivity as well as the growing impact of the retail segment on our overall results and the fact that retail selling costs are currently higher as a percentage of net sales than direct selling costs.

        Interest income decreased to $0.1 million in first quarter fiscal 2003 from $0.2 million in first quarter fiscal 2002. Interest expense decreased to $0.3 million in first quarter fiscal 2003 from $0.4 million in first quarter fiscal 2002.

        We provide for income taxes at an effective tax rate that includes the full federal and state statutory tax rates. Our effective tax rate for first quarter fiscal 2003 was 41.3% compared to 40.6% for first quarter fiscal 2002. The higher effective tax rate reflects an increase in the projected amount of non-deductible expenses for fiscal 2003.

Segment Direct Contribution

        We currently have two reportable business segments, direct and retail. Segment reporting is intended to give financial statement users a view of our business "through the eyes of management." Our internal management reporting is the basis for the information disclosed for our business segments. Our internally defined measure of segment profit or loss, direct contribution, is required to be disclosed according to Generally Accepted Accounting Principles ("GAAP") but is not a GAAP measure. Information related to segment direct contribution should be read in conjunction with the reconciliation to "Income before interest and taxes" as determined by GAAP.

        We evaluate our segment profitability based on the direct contribution of each segment. Direct contribution represents each segment's net sales less direct costs related to the segment's operations. We refer to a negative direct contribution as a direct deficit. Direct costs for both segments include merchandise acquisition and control costs and provisions for markdowns. Direct costs also include catalog costs, certain order processing costs and e-commerce selling costs for the direct segment and retail store selling, occupancy, depreciation and administrative costs for the retail segment. Direct contribution less unallocated shared-service costs and general and administrative expenses is equal to income before interest and taxes. Unallocated shared-service costs include distribution and warehousing costs as well as merchandising and product development costs. General and administrative expenses include corporate executive management costs, support service costs (e.g., shared information systems, finance and human resources) and corporate headquarters occupancy costs.

        The accounting policies of our segments are the same as those described in Note B to the financial statements contained in our Annual Report on Form 10-K for fiscal 2002. In addition, inter-segment balances and transactions have been eliminated.

        The following table summarizes direct contribution by segment and provides a reconciliation of segment direct contribution to income before interest and taxes (in thousands):

	Three Months Ended
	March 29, 2003	March 30, 2002
Direct	$16,046	$16,414
Retail	(3,174)	(855)

Total direct contribution	12,872	15,559
Unallocated shared-service costs	(6,243)	(6,099)
General and administrative expenses	(5,125)	(4,707)

Income before interest and taxes	$1,504	$4,753

Direct Segment

        The direct segment's first quarter fiscal 2003 direct contribution decreased by $0.4 million, or 2.2%, compared to first quarter fiscal 2002. As a percentage of segment net sales, direct contribution decreased to 31.4% during first quarter fiscal 2003 from 32.1% during first quarter fiscal 2002. This decrease in direct contribution as a percentage of segment net sales was primarily attributable to higher markdown charges which were partially offset by slightly lower order processing costs as a percentage of segment net sales during first quarter fiscal 2003 as compared to first quarter fiscal 2002.

Retail Segment

        The retail segment's first quarter fiscal 2003 direct deficit increased by $2.3 million to $3.2 million from $0.9 million during first quarter fiscal 2002. As a percentage of segment net sales, direct deficit increased to 10.1% during first quarter fiscal 2003 from 3.8% during first quarter fiscal 2002. This increase in direct deficit as a percentage of segment net sales was primarily attributable to higher occupancy, depreciation and selling costs as a percentage of segment net sales. In addition we recorded higher markdown charges as a result of lower than expected sales volume during the quarter.

Seasonality and Quarterly Fluctuations

        As retail becomes a greater portion of our overall business, we expect that our business will become more seasonal. Our retail store rollout plan is expected to materially impact year-over-year comparisons of our operating results. Also, January is included in the first fiscal quarter for us, but is included in the fourth fiscal quarter for many other retailers. Because January is a month that traditionally involves significant promotional pricing, this difference needs to be taken into account when making comparisons of our financial performance for interim periods with that of other retailers.

Liquidity and Capital Resources

        Our principal working capital needs arise from the need to support costs incurred in advance of revenue generation, primarily inventory acquisition and catalog development, production and mailing costs. We have two selling seasons that correspond to the fashion seasons. The spring season begins in January and ends in July. The fall season begins in July and ends in January. Our capital investment needs arise from initiatives intended to support our growth, including the retail store rollout and improvements to our physical and operating infrastructure. During first quarter fiscal 2003, we funded our working capital and capital investment needs primarily with cash generated from operations and our existing cash on hand.

        Cash and cash equivalents ("cash") decreased by $4.1 million during first quarter fiscal 2003. Approximately $2.5 million in cash was generated from operations and $5.8 million was invested in property and equipment, primarily related to our retail store rollout. During first quarter fiscal 2003, net income before depreciation and amortization and collections on accounts receivable were the primary sources of cash from operations. The primary uses of cash from operations were related to increases in inventory and decreases in accrued expenses.

        Cash increased by $2.7 million during first quarter fiscal 2002. Approximately $7.6 million in cash was generated from operations and $2.8 million in cash was received from stock transactions, primarily from the exercise of stock options during the period. Approximately $6.2 million was invested in property and equipment, primarily related to our retail store rollout. During first quarter fiscal 2002, net income before depreciation and amortization and collections on accounts receivable were the primary sources of cash from operations. The primary use of cash from operations was payments made on accounts payable.

        Accounts receivable balances at March 29, 2003 were 55.2% lower than at December 28, 2002 primarily as a result of collections associated with our Holiday deferred billing program and landlord allowance receivables. Accounts receivable balances at March 29, 2003 were 11.8% higher than at

March 30, 2002 primarily as a result of receivables associated with the termination of certain split-dollar life insurance policies and an insurance premium refund.

        Inventory levels at March 29, 2003 were 20.5% higher than at December 28, 2002. Retail segment inventory totaled $24.0 million at March 29, 2003 compared to $18.4 million at December 28, 2002. Direct segment inventory totaled $17.0 million at March 29, 2003 compared to $15.6 million at December 28, 2002. The increase in inventory levels for both segments is attributable to the later timing of spring merchandise receipts due to the California dock workers labor dispute. In addition, in response to our concerns about being too conservative with our inventory strategy in retail in fiscal 2002, inventory for the retail segment was purchased more aggressively in first quarter fiscal 2003 than it was in first quarter fiscal 2002. Inventory levels at March 29, 2003 were 32.3% higher than at March 30, 2002 driven primarily by the increase in the number of retail stores open. Retail segment inventory levels were $9.9 million higher at March 29, 2003 than at March 30, 2002 while direct segment inventory levels were at similar levels as compared to March 30, 2002.

        Accrued expense balances at March 29, 2003 were 25.6% lower than at December 28, 2002 primarily due to the payment of certain income tax liabilities during the quarter and lower accrued amounts for gift certificates and our retail store rollout. Accrued expense balances at March 29, 2003 were 24.8% higher than at March 30, 2002 primarily as a result of increased accrued amounts related to our deferred compensation plan, gift certificates and our retail store operations. These increases were partially offset by lower amounts withheld for taxes associated with stock option exercises.

        Deferred credits from landlords include step rent and allowances from landlords primarily related to our retail store leases. Deferred credits from landlords at March 29, 2003 were 63.4% higher than at March 30, 2002, primarily as a result of the additional 34 retail stores opened since that date. Deferred credits from landlords at March 29, 2003 was at a similar level as compared to the balance at December 28, 2002, primarily as a result of opening only one retail store during first quarter fiscal 2003.

        Our credit facilities at March 29, 2003 consisted of (i) a $50.0 million revolving credit facility (the "Revolving Credit Facility"); (ii) a $12.0 million real estate loan (the "Tilton Facility Loan"); and (iii) a $9.5 million equipment loan (the "Equipment Loan").

        On July 25, 2002, we amended our Revolving Credit Facility to extend its term and change certain lending conditions and compliance requirements including, among other things, changing the maximum number of new retail store openings allowed under the agreement to 90 for the two-year period consisting of fiscal 2002 and fiscal 2003, and 50 for each subsequent fiscal year. In addition, the debt service coverage ratio was amended to be less restrictive with respect to capital expenditures to the extent that our cash balances exceed a predetermined level. The maturity date of the Revolving Credit Facility, as amended, is June 1, 2004. The Revolving Credit Facility is collateralized by substantially all of our personal property, both tangible and intangible. At March 29, 2003, the Revolving Credit Facility bore interest at 4.25% per annum. The amount available under the Revolving Credit Facility is reduced by outstanding borrowings and outstanding letters of credit. Outstanding borrowings may not exceed the lesser of $20.0 million or $12.0 million plus qualified investments, as defined by the provisions of the Fifth Amended and Restated Loan Agreement, as amended, which is part of the Revolving Credit Facility. Outstanding borrowings bear interest at an annual rate equal to the prime lending rate announced by one of the participating banks or the LIBOR lending rate plus 1.75% per annum. There were no outstanding borrowings on the Revolving Credit Facility at March 29, 2003 or March 30, 2002. Outstanding letters of credit totaled $19.5 million and $17.2 million at March 29, 2003 and March 30, 2002, respectively. Availability under the Revolving Credit Facility at March 29, 2003 and March 30, 2002 was $30.5 million and $32.8 million, respectively, subject in each case to the borrowing cap. Outstanding letters of credit do not bear interest. We are required to pay a commitment fee of 1/4 of 1% per annum on the unused portion of the Revolving Credit Facility. We are currently negotiating to increase our letter of credit capacity under the Revolving Credit Facility.

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

        The Equipment Loan is collateralized by substantially all of our materials handling equipment. At March 29, 2003 there were four promissory notes outstanding under the Equipment Loan, requiring monthly payments of principal and interest through their maturities, which range from December 1, 2005 to March 1, 2006. The Equipment Loan has a weighted average interest rate of 7.62% per annum. We are currently negotiating to refinance the promissory notes outstanding under the Equipment Loan in order to reduce the weighted average interest rate.

        The weighted average interest rate for amounts outstanding under our credit facilities during first quarter fiscal 2003 was 7.40% per annum.

        Our credit facilities contain various lending conditions and covenants including restrictions on permitted liens. In the case of the Revolving Credit Facility, these conditions and covenants include certain financial coverage calculations and ratios, including (i) indebtedness and outstanding letter of credit balance to tangible net worth; (ii) hard current assets to current liabilities; (iii) debt service coverage; (iv) indebtedness, outstanding letter of credit balance and net present value of operating leases to tangible net worth; (v) minimum tangible net worth; and (vi) minimum net profit. The manner of making these calculations and computing these ratios is defined by the provisions of the Fifth Amended and Restated Loan Agreement, as amended, which is part of the Revolving Credit Facility. We were in compliance with the covenants associated with our credit facilities as of and for the quarters ended March 29, 2003 and March 30, 2002.

        At March 29, 2003, we had 89 retail stores, one retail outlet store and three direct outlet stores open. We expect to open 35 to 40 retail stores in fiscal 2003. The cash requirements related to our retail store initiative are significant and are primarily comprised of leasehold improvements, net of landlord allowances, and initial inventory acquisition costs. The initial cash requirements for opening a new retail store are currently estimated at an average of approximately $0.7 million per store.

        At March 29, 2003, our cash requirements related to our outstanding long-term debt and our future minimum lease payments for operating leases having a remaining term in excess of one year at such date were as follows (in thousands):

	Long-Term Debt	Lease Commitments	Total
For the remainder of fiscal 2003	$1,349	$15,613	$16,962
Fiscal 2004	1,878	22,257	24,135
Fiscal 2005	2,028	22,722	24,750
Fiscal 2006	501	22,886	23,387
Fiscal 2007	463	23,200	23,663
Thereafter	8,932	98,371	107,303

Total	$15,151	$205,049	$220,200

        At March 29, 2003, the maximum annual future minimum lease payments were $23.8 million in 2009.

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

        Our sources of cash include cash on hand ($40.6 million at March 29, 2003), available borrowing capacity under our Revolving Credit Facility and anticipated cash flow from operations. If the current trend of business continues, we expect to fund our entire retail store rollout in fiscal 2003 with cash generated from operations in fiscal 2003. We estimate that approximately $34.0 million in cash, before landlord allowances, will be invested in property and equipment during the remaining nine months of fiscal 2003, primarily for retail store construction. Based on current operating conditions, we believe we have sufficient sources of cash to execute our operating plans. Should current operating conditions deteriorate, we may generate less cash flow from operating activities than expected and be required to use more of our cash on hand than planned. In addition, we may need to borrow on our Revolving Credit Facility. We believe that we have some flexibility to adjust our mid-to-long-term operating plans to respond to any significant decrease in our cash resources. For example, we could adjust the timing and extent of our retail store rollout for fiscal 2004 and beyond or change our catalog circulation strategy.

Recent Accounting Standards

        In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." The primary objectives of FIN 46 are to provide guidance on the identification of, and financial reporting for, entities for which control is achieved through means other than through voting rights; such entities are known as variable-interest entities (VIEs). FIN 46 is effective for VIEs which are created after January 31, 2003 and for all VIEs for the first fiscal year or interim period beginning after June 15, 2003. We have evaluated the provisions of FIN 46 and determined that this interpretation will have no material effect on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

  (a) Exhibits

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

  (b) Reports on Form 8-K

        We did not file any reports on Form 8-K during the quarter ended March 29, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE J. JILL GROUP, INC.
Date: May 8, 2003	By:	/s/ OLGA L. CONLEY Olga L. Conley Authorized Officer President—Corporate Services, Chief Financial Officer and Treasurer (Principal Financial Officer)
Date: May 8, 2003	By:	/s/ LINDA L. TRUDEL Linda L. Trudel Authorized Officer Vice President / Corporate Controller (Principal Accounting Officer)

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

Date: May 8, 2003
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

Date: May 8, 2003
/s/ OLGA L. CONLEY Olga L. Conley President—Corporate Services, Chief Financial Officer and Treasurer (Principal Financial Officer)