Form 10-Q
period 2003-06-28
J JILL GROUP INC
filed 2003-08-11
CIK 910721

Use these links to rapidly review the document
INDEX TO QUARTERLY REPORT ON FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 28, 2003
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-22480

The J. Jill Group, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	04-2973769 (I.R.S. Employer Identification No.)
4 Batterymarch Park, Quincy, MA (Address of Principal Executive Offices)	02169 (Zip Code)

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

        Shares outstanding of the registrant's common stock (par value $0.01) at August 1, 2003: 19,575,504

THE J. JILL GROUP, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 28, 2003

THE J. JILL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	June 28, 2003	June 29, 2002	December 28, 2002
ASSETS
Current assets:
Cash and cash equivalents	$55,194	$49,335	$44,734
Cash held in escrow	998	805	538
Accounts receivable, net	11,483	5,900	21,317
Inventory, net	34,699	29,775	33,998
Prepaid catalog expenses	4,650	4,879	4,082
Deferred income taxes	6,331	7,202	6,149
Other current assets	6,576	4,747	5,144

Total current assets	119,931	102,643	115,962
Property and equipment, net	113,401	97,429	108,676
Other non-current assets	3,781	3,098	3,622

Total assets	$237,113	$203,170	$228,260

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$14,423	$14,264	$13,013
Accrued expenses	19,523	14,726	20,609
Accrued customer returns	5,663	6,422	7,328
Current portion of long-term debt	1,678	1,731	1,788

Total current liabilities	41,287	37,143	42,738
Long-term debt, less current portion	13,100	14,707	13,802
Deferred credits from landlords	27,549	18,690	24,765
Deferred income taxes	2,746	639	1,856
Commitments
Stockholders' equity:
Special preferred stock (par value $0.01) 1,000,000 shares authorized	—	—	—
Common stock (par value $0.01) 30,000,000 shares authorized, 19,575,004, 19,301,799 and 19,495,411 shares issued and outstanding as of June 28, 2003, June 29, 2002 and December 28, 2002, respectively	196	193	195
Additional paid-in capital	107,692	103,920	107,227
Retained earnings	44,543	27,878	37,677

Total stockholders' equity	152,431	131,991	145,099

Total liabilities and stockholders' equity	$237,113	$203,170	$228,260

The accompanying notes are an integral part of the consolidated financial statements.

THE J. JILL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Net sales	$97,365	$86,355	$179,728	$159,712
Cost of products and merchandising	60,744	50,913	117,552	98,849

Gross margin	36,621	35,442	62,176	60,863
Selling, general and administrative expenses	26,030	24,488	50,081	45,156

Income before interest and taxes	10,591	10,954	12,095	15,707
Interest, net	167	173	363	384

Income before taxes	10,424	10,781	11,732	15,323
Income tax provision	4,326	4,366	4,866	6,212

Net income	$6,098	$6,415	$6,866	$9,111

Earnings per share:
Basic	$0.31	$0.34	$0.35	$0.49
Diluted	$0.30	$0.32	$0.34	$0.46
Weighted average shares outstanding:
Basic	19,575	19,051	19,571	18,705
Diluted	20,100	20,153	20,044	19,879

The accompanying notes are an integral part of the consolidated financial statements.

THE J. JILL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 28, 2003	June 29, 2002
Cash flows provided by operating activities:
Net income	$6,866	$9,111
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,629	5,791
(Gain) loss on trust assets	(171)	53
Deferred income taxes	708	1,105
Changes in assets and liabilities:
Decrease in accounts receivable	9,834	7,715
(Increase) decrease in inventory	(701)	2,080
Increase in prepaid catalog expenses	(568)	(296)
Increase in other assets	(720)	(925)
Increase in accounts payable	1,293	844
Increase (decrease) in accrued expenses	(814)	2,416
Decrease in accrued customer returns	(1,665)	(140)
Increase in deferred credits from landlords	2,784	4,641

Net cash provided by operating activities	24,475	32,395
Cash flows used in investing activities:
Additions to property and equipment	(12,509)	(16,396)
Investment in trust assets	(700)	(1,921)
Increase in cash held in escrow	(460)	(307)

Net cash used in investing activities	(13,669)	(18,624)
Cash flows (used in) provided by financing activities:
Borrowings under debt agreements	—	6,260
Payments of debt borrowings	(812)	(7,167)
Proceeds from stock transactions	466	6,319

Net cash (used in) provided by financing activities	(346)	5,412
Net increase in cash and cash equivalents	10,460	19,183
Cash and cash equivalents at:
Beginning of period	44,734	30,152

End of period	$55,194	$49,335

Supplemental information:
Non-cash investing activities:
Construction costs accrued, not paid	$2,372	$1,890

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

B.    Accounting for stock-based compensation:

        At June 28, 2003, the Company had three stock-based plans, which are described in Note G to the financial statements contained in the Company's Annual Report on Form 10-K for fiscal 2002. The Company discloses stock-based compensation information in accordance with Financial Accounting Standards Board ("FASB") issued Statement No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123" and FASB issued Statement No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." The Company has elected to continue to account for its stock-based plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" as well as to provide disclosure of stock-based compensation as outlined in SFAS 123 as amended by SFAS 148. No compensation expense has been recognized for the Company's stock-based plans.

        A reconciliation of net income, as reported, to pro forma net income including compensation expense for the Company's stock-based plans as calculated based on the fair value at the grant dates for awards made under these plans in accordance with the provisions of SFAS 123 as well as a comparison of as reported and pro forma basic and diluted earnings per share ("EPS") follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Net income:
As reported	$6,098	$6,415	$6,866	$9,111
Total stock-based compensation expense, net of tax	(1,361)	(999)	(2,366)	(2,115)

Pro forma	$4,737	$5,416	$4,500	$6,996

Earnings per share:
Basic
As reported	$0.31	$0.34	$0.35	$0.49
Pro forma	0.24	0.28	0.23	0.37
Diluted
As reported	0.30	0.32	0.34	0.46
Pro forma	$0.24	$0.27	$0.22	$0.35

        The Black-Scholes option-pricing model is used to estimate the fair value on the date of grant of each option granted. The Black-Scholes model is also used to estimate the fair value on the date of grant of the employees' purchase rights associated with the Company's amended 1998 Employee Stock Purchase Plan. The assumptions used in the estimation of the fair value of stock option grants and employee purchase right grants for the three and six months ended June 28, 2003 were made on a basis consistent with the assumptions made at December 28, 2002.

C.    Debt:

        The Company's credit facilities at June 28, 2003 consisted of (i) a $60,000,000 revolving credit facility (the "Revolving Credit Facility"); (ii) a $12,000,000 real estate loan (the "Tilton Facility Loan"); and (iii) a $4,100,000 equipment loan (the "Equipment Loan").

        On June 26, 2003, the Company amended its Revolving Credit Facility primarily to extend its term, increase its letter of credit capacity and remove a prior borrowing restriction. The maturity date of the Revolving Credit Facility, as amended, is June 1, 2005. The amount of the Revolving Credit Facility, as amended, was increased from $50,000,000 to $60,000,000, providing the Company with an additional $10,000,000 in letter of credit capacity. Letters of credit are primarily used to procure inventory from foreign vendors. The amount available under the Revolving Credit Facility is reduced by outstanding borrowings and outstanding letters of credit. Outstanding borrowings may not exceed $20,000,000. The Revolving Credit Facility is collateralized by substantially all of the personal property, both tangible and intangible, of the Company. Outstanding borrowings bear interest at an annual rate equal to the prime lending rate announced by one of the participating banks or the LIBOR lending rate plus 1.75% per annum. At June 28, 2003, the Revolving Credit Facility bore interest at 4.00% per annum. There were no outstanding borrowings on the Revolving Credit Facility at June 28, 2003 or June 29, 2002. Outstanding letters of credit totaled $29,083,000 and $29,825,000 at June 28, 2003 and June 29, 2002, respectively. Availability under the Revolving Credit Facility at June 28, 2003 and June 29, 2002 was $30,917,000, and $20,175,000, respectively, subject in each case to the applicable borrowing cap. Outstanding letters of credit do not bear interest. The Company is required to pay a commitment fee of 1/4 of 1% per annum on the unused portion of the Revolving Credit Facility.

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

        The Equipment Loan is collateralized by substantially all of the Company's materials handling equipment. On May 30, 2003, the Company refinanced the promissory notes outstanding under the Equipment Loan in order to reduce the weighted average interest rate of the Equipment Loan. Payments of principal and interest on the Equipment Loan, as amended, are due monthly with a balloon payment of the remaining balance payable on June 1, 2006. The interest rate on the Equipment Loan is fixed at 5.00% per annum.

        The Company's credit facilities contain various lending conditions and covenants including restrictions on permitted liens. In the case of the Revolving Credit Facility, these conditions and covenants include certain financial coverage calculations and ratios, including (i) indebtedness and outstanding letter of credit balance to tangible net worth; (ii) hard current assets to current liabilities; (iii) debt service coverage; (iv) indebtedness, outstanding letter of credit balance and net present value of operating leases to tangible net worth; (v) minimum tangible net worth; and (vi) minimum annual net profit. The manner of making these calculations and computing these ratios is defined by the provisions of the Fifth Amended and Restated Loan Agreement, as amended, which is part of the Revolving Credit Facility. The Company was in compliance with the covenants associated with its credit facilities as of and for the quarters ended June 28, 2003 and June 29, 2002.

        A summary of the Company's outstanding long-term debt follows (in thousands):

	June 28, 2003	June 29, 2002	December 28, 2002
Real estate loans	$10,767	$11,099	$10,937
Equipment loans	3,993	5,270	4,609
Capitalized lease obligations	18	69	44

Total long-term debt	14,778	16,438	15,590
Less current maturities	(1,678)	(1,731)	(1,788)

Long-term debt, less current portion	$13,100	$14,707	$13,802

        At June 28, 2003, the Company estimated the fair value of its outstanding borrowings, including current maturities, to be $16,773,000.

D.    Earnings per share:

        A reconciliation of the numerators and denominators of the basic and diluted EPS computations follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Numerator:
Net income	$6,098	$6,415	$6,866	$9,111

Denominator (shares):
Basic weighted average shares outstanding	19,575	19,051	19,571	18,705
Assumed exercise of stock options	525	1,102	473	1,174

Diluted weighted average shares outstanding	20,100	20,153	20,044	19,879

Earnings per share:
Basic	$0.31	$0.34	$0.35	$0.49
Diluted	$0.30	$0.32	$0.34	$0.46

        For the three-month and six-month periods ending June 28, 2003, of the options then outstanding, options to purchase 1,357,000 and 1,793,500 shares of common stock, respectively were excluded from the computation of diluted EPS on the basis that such options were antidilutive. For the three-month and six-month periods ending June 29, 2002, there were no options excluded from the computation.

        During the second quarter of fiscal 2003, options to purchase 264,500 shares of the Company's common stock were granted and no options were exercised pursuant to the Company's stock option plans. During the second quarter of fiscal 2002, options to purchase 669,000 shares of the Company's common stock were granted and options to purchase 704,091 shares of common stock were exercised. Also during the second quarter of fiscal 2002, the Company received $3,491,000 in cash from the exercise of stock options and recorded a related tax benefit of $2,062,000 as an increase to additional paid-in capital.

        During the six months ended June 28, 2003, options to purchase 264,500 shares of the Company's common stock were granted and options to purchase 48,602 shares of common stock were exercised pursuant to the Company's stock option plans in connection with which the Company received $98,000 in cash and did not record any related tax benefit. During the six months ended June 29, 2002, options to purchase 1,060,500 shares of the Company's common stock were granted and options to purchase 1,158,695 shares of common stock were exercised. Also, during the six months ended June 29, 2002, the Company received $5,979,000 in cash from the exercise of stock options and recorded a related tax benefit of $3,624,000 as an increase to additional paid-in capital.

E.    Commitments:

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

        During the six months ended June 28, 2003, the Company entered into leases for 19 retail stores, each having terms not exceeding 10 years. At June 28, 2003, the future minimum lease payments for operating leases having a remaining term in excess of one year at such date, including the 19 operating leases entered into during the six-month period, were as follows (in thousands):

For the remainder of fiscal 2003	$10,886
Fiscal 2004	22,891
Fiscal 2005	23,678
Fiscal 2006	23,963
Fiscal 2007	24,300
Thereafter	105,088

Total	$210,806

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

        Most of the Company's retail store leases contain provisions that allow for early termination of the lease if certain predetermined annual sales levels are not met. Generally, these provisions allow the lease to be terminated between the third and fifth year of the lease. Should the lease be terminated under these provisions, the unamortized portion of any landlord allowances related to that property would be payable to the landlord. The unamortized portion of landlord allowances included in deferred credits from landlords at June 28, 2003 was $25,513,000. The Company is currently considering utilizing the early termination option for one of its retail stores. The unamortized portion of the landlord allowance related to this store was $78,000 at June 28, 2003. In addition, during the six months ended June 28, 2003 the Company received a $250,000 deposit from one of its vendors, which is refundable to the vendor in the event of an early termination of the contract. The Company is recognizing this deposit over the term of the contract. The unamortized portion of this deposit at June 28, 2003 was $235,000.

F.     Segment information:

        The Company currently has two reportable business segments, direct and retail. Each segment is separately managed and utilizes distinct distribution, marketing and inventory management strategies. The direct segment markets merchandise through catalogs and an e-commerce website. The retail segment markets merchandise through retail stores. Results from the Company's catalog outlet stores are included in the direct segment. Results from the Company's retail outlet store are included in the retail segment. Segment reporting is intended to give financial statement users a view of the Company "through the eyes of management." The Company's internal management reporting is the basis for the information disclosed for its business segments. In accordance with GAAP, the Company's internally defined measure of segment profit or loss, direct contribution, is required to be disclosed, but it is not a GAAP measure. Information related to segment direct contribution should be read in conjunction with the reconciliation to "Income before interest and taxes" as determined by GAAP.

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

        Segment assets are those that are directly used in or identified with segment operations, including inventory, fixed assets primarily related to store construction, accounts receivable and other operating assets. Unallocated assets include corporate cash and cash equivalents, the Company's corporate headquarters and distribution facility, corporate information systems, deferred tax amounts and other corporate assets. In the third quarter of fiscal 2002, the Company changed its internal segment reporting related to identifiable assets such that all inventory is now fully allocated to each operating segment. Segment information at June 29, 2002 has been presented to conform to current period presentation.

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

        The following tables summarize financial information by segment and provide a reconciliation of segment direct contribution to income before interest and taxes (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Net sales:
Direct	$54,470	$56,010	$105,532	$107,188
Retail	43,087	30,591	74,614	53,002
Other (1)	(192)	(246)	(418)	(478)

Total net sales	$97,365	$86,355	$179,728	$159,712

Direct contribution reconciliation:
Direct	$16,989	$18,953	$33,035	$35,367
Retail	4,672	4,462	1,498	3,607

Total direct contribution	21,661	23,415	34,533	38,974
Unallocated shared-service costs	(5,874)	(5,940)	(12,117)	(12,039)
General and administrative expenses	(5,196)	(6,521)	(10,321)	(11,228)

Income before interest and taxes	$10,591	$10,954	$12,095	$15,707

(1)
Other represents certain sales allowances not specifically attributable to the direct or retail business segments.

	Direct	Retail	Unallocated Assets	Total
Identifiable assets:
June 28, 2003	$22,023	$107,010	$108,080	$237,113
June 29, 2002	$19,372	$79,584	$104,214	$203,170

G.    Reclassifications:

        Certain amounts in the prior year financial statements and related notes have been reclassified to conform to the current period presentation. In addition, certain segment information at June 29, 2002 has been presented to conform to current period presentation and management's current internal reporting structure.

H.    Recent accounting standards:

        In May 2003, the FASB issued Statement No. 150 ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Company has evaluated the provisions of SFAS 150 and determined that this standard will have no effect on its consolidated financial statements.

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

        Net sales for the three months ended June 28, 2003 ("second quarter fiscal 2003") increased by 12.7% to $97.4 million from $86.4 million for the three months ended June 29, 2002 ("second quarter fiscal 2002"). Income before interest and taxes ("operating income") for second quarter fiscal 2003 was $10.6 million, or 10.9% of net sales, compared to $11.0 million, or 12.7% of net sales, for second quarter fiscal 2002. Net income was $6.1 million, or $0.30 per diluted share, for second quarter fiscal 2003 compared to $6.4 million, or $0.32 per diluted share, for second quarter fiscal 2002.

        For the six months ended June 28, 2003, net sales increased by 12.5% to $179.7 million from $159.7 million during the six months ended June 29, 2002. Operating income for the six months ended June 28, 2003 was $12.1 million, or 6.7% of net sales, compared to $15.7 million, or 9.8% of net sales, for the six months ended June 29, 2002. Net income was $6.9 million, or $0.34 per diluted share, for the six months ended June 28, 2003, compared to $9.1 million, or $0.46 per diluted share, for the six months ended June 29, 2002.

        During the three and six months ended June 28, 2003 we continued to experience difficulty from a top-line perspective. Some of this difficulty can be attributed to external factors—weak mall traffic and continued economic uncertainty. At the same time, we have identified major areas that we feel require investments, upgrades and changes. We are currently in the process of enhancing our existing infrastructure as it relates to design, product development, sourcing and our in-store visual presentation.

        In addition, in July 2003 we merged our catalog/e-commerce subsidiary, J. Jill Direct, Inc. into our retail store subsidiary, The Birch Pond Group, Inc. We expect this restructuring to provide us with enhanced customer service and cross-channel marketing opportunities which will allow us, among other things, to (i) promote our retail stores within our catalogs; (ii) distribute catalogs in our retail stores; (iii) test accepting catalog returns in our retail stores; (iv) offer the J. Jill credit card "Take 5" discount on catalog and e-commerce orders; (v) maximize and leverage our inventory more effectively across all three distribution channels; and (vi) develop a comprehensive, multi-channel database of customer purchase information that will drive future cross-channel marketing initiatives for catalog, e-commerce and retail. One negative result of these changes is that we will now be required to collect sales tax on catalog and e-commerce sales to consumers in states where we have retail stores. Although we are unable to predict the impact that this will have on our direct segment sales, we anticipate that our direct segment sales may be adversely affected in the short-term.

Results of Operations

        The following table presents our consolidated statements of operations expressed as a percentage of net sales:

	Three Months Ended		Six Months Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products and merchandising	62.4	59.0	65.4	61.9

Gross margin	37.6	41.0	34.6	38.1
Selling, general and administrative expenses	26.7	28.3	27.9	28.3

Income before interest and taxes	10.9	12.7	6.7	9.8
Interest, net	0.2	0.2	0.2	0.2

Income before taxes	10.7	12.5	6.5	9.6
Income tax provision	4.4	5.1	2.7	3.9

Net income	6.3%	7.4%	3.8%	5.7%

        The following table presents certain selected operating data:

	Three Months Ended		Six Months Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Direct:
Circulation (1)
Catalogs (in thousands)	19,200	20,100	35,100	36,100
Square inches (in millions)	120,300	119,600	230,700	228,400
Twelve-month buyers (2)	1,055,000	1,036,000	1,055,000	1,036,000
Customer e-mail addresses	781,000	695,000	781,000	695,000
Retail: (3)
Stores open
Beginning of period	89	55	88	51
End of period	96	67	96	67
Weighted average stores open (4)	93.7	60.7	90.9	56.2
Weighted average square footage (5)	444,500	299,100	431,700	278,000
Total Company:
J. Jill private label credit cardholders	492,000	360,000	492,000	360,000
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

        The following table summarizes net sales by segment (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Direct	$54,470	$56,010	$105,532	$107,188
Retail	43,087	30,591	74,614	53,002
Other (1)	(192)	(246)	(418)	(478)

Total net sales	$97,365	$86,355	$179,728	$159,712

(1)
Other represents certain sales allowances not specifically attributable to the direct or retail business segments.

Comparison of the Three and Six Months Ended June 28, 2003 with the Three and Six Months Ended June 29, 2002

        Net sales increased by $11.0 million, or 12.7%, to $97.4 million during second quarter fiscal 2003 from $86.4 million during second quarter fiscal 2002. During the six months ended June 28, 2003, net sales increased by $20.0 million, or 12.5%, to $179.7 million from $159.7 million during the six months ended June 29, 2002. Retail segment net sales increased by 40.8% for both the three-month and six-month periods ended June 28, 2003 as compared to the three-month and six-month periods ended June 29, 2002, primarily as a result of increased store count. Retail segment sales productivity, as measured by sales per square foot, declined by 6.0% and 10.1% in the three-month and six-month periods ended June 28, 2003, respectively, as compared to the three-month and six-month periods ended June 29, 2002. During the six months ended June 28, 2003, we opened eight retail stores, of which seven were opened during second quarter fiscal 2003. At June 28, 2003, we had 96 retail stores open compared to 67 at June 29, 2002. Direct segment net sales decreased by 2.7% and square inches circulated increased by 0.6% during second quarter fiscal 2003 compared to second quarter fiscal 2002. During the six months ended June 28, 2003, direct segment net sales decreased by 1.5% and square inches circulated increased by 1.0% compared to the six months ended June 29, 2002. Direct segment sales productivity, as measured by demand per 1,000 square inches circulated, declined by 3.3% and 2.4% in the three-month and six-month periods ended June 28, 2003, respectively, as compared to the three-month and six-month periods ended June 29, 2002. E-commerce net sales represented 33.6% of total direct segment net sales during second quarter fiscal 2003 compared to 29.5% during second quarter fiscal 2002. During the six months ended June 28, 2003, e-commerce net sales represented 33.7% of total direct segment net sales compared to 28.2% during the six months ended June 29, 2002.

        Gross margin represents net sales less cost of products and merchandising. Cost of products and merchandising consists primarily of merchandise development, control and acquisition costs, provisions for markdowns, order processing and customer service costs, distribution facility costs and occupancy and depreciation costs for our stores. During second quarter fiscal 2003, gross margin increased by $1.2 million, or 3.3%, to $36.6 million from $35.4 million during second quarter fiscal 2002. As a percentage of net sales, gross margin decreased to 37.6% during second quarter fiscal 2003 from 41.0% during second quarter fiscal 2002. During the six months ended June 28, 2003, gross margin increased by $1.3 million, or 2.2%, to $62.2 million from $60.9 million during the six months ended June 29, 2002. As a percentage of net sales, gross margin decreased to 34.6% during the six months ended June 28, 2003 from 38.1% during the six months ended June 29, 2002. These decreases in gross margin as a percentage of net sales were primarily attributable to the de-leveraging of retail occupancy and depreciation costs as a result of lower sales productivity, higher markdown charges as a result of lower than expected sales volumes and increased off price sales as a percentage of total sales. These factors were partially offset by the leveraging of direct order processing costs over higher total company net sales as well as increased order processing productivity.

        Selling, general and administrative expenses consist primarily of costs to produce, print and distribute catalogs, as well as e-commerce website, retail store selling and corporate administrative costs. During second quarter fiscal 2003, selling, general and administrative expenses increased by $1.5 million, or 6.3%, to $26.0 million from $24.5 million during second quarter fiscal 2002. As a percentage of net sales, selling, general and administrative expenses decreased to 26.7% during second quarter fiscal 2003 from 28.3% during second quarter fiscal 2002. During the six months ended June 28, 2003, selling, general and administrative expenses increased by $4.9 million, or 10.9%, to $50.1 million from $45.2 million during the six months ended June 29, 2002. As a percentage of net sales, selling, general and administrative expenses decreased to 27.9% during the six months ended June 28, 2003 from 28.3% during the six months ended June 29, 2002. These decreases in selling, general and administrative expenses as a percentage of net sales were attributable to lower employee benefit and compensation expenses primarily related to a $1.0 million fully vested discretionary Company contribution into the deferred compensation plan made during second quarter fiscal 2002 that did not repeat this year. In addition, we did not achieve our bonus targets this spring, and therefore we did not pay a spring season bonus this year. These factors were partially offset by higher selling expenses as a percentage of net sales as a result of lower top-line productivity and the growing impact of the retail segment on our overall results and the current tendency for retail selling costs to be higher as a percentage of net sales than direct selling costs.

        Interest income decreased to $134,000 in second quarter fiscal 2003 from $178,000 in second quarter fiscal 2002. Interest expense decreased to $301,000 in second quarter fiscal 2003 from $351,000 in second quarter fiscal 2002. During the six months ended June 28, 2003, interest income decreased to $256,000 from $326,000 for the six months ended June 29, 2002. Interest expense during the six months ended June 28, 2003 decreased to $619,000 from $710,000 for the six months ended June 29, 2002.

        We provide for income taxes at an effective tax rate that includes the full federal and state statutory tax rates. Our effective tax rate for both the three-month and six-month periods ended June 28, 2003 was 41.5% compared to 40.5% for both the three-month and six-month periods ended June 29, 2002. The higher effective tax rate reflects an increase in the projected amount of non-deductible expenses for fiscal 2003. In the third quarter of fiscal 2003, we merged our catalog/e-commerce subsidiary into our retail store subsidiary. Once this merger was effected, we determined that it was more likely than not that we will be able to utilize certain state net operating loss ("NOL") carryforwards that we had previously believed were not realizable. In addition we expect our effective state tax rate to decrease as a result of apportioning more income to states with lower tax rates. The effect of these changes on the year to date current and deferred tax provision and the reversal of the valuation allowance associated with certain state NOL carryforwards will result in a net tax benefit of approximately $50,000 that will be reflected in the third quarter of fiscal 2003. We expect our third quarter effective tax rate to differ from the annual effective tax rate due to the effect of this benefit. Our effective annual tax rate for fiscal 2003, as adjusted for these changes, is estimated to be 41.0%.

Segment Direct Contribution

        We currently have two reportable business segments, direct and retail. Segment reporting is intended to give financial statement users a view of our business "through the eyes of management." Our internal management reporting is the basis for the information disclosed for our business segments. In accordance with Generally Accepted Accounting Principles ("GAAP"), our internally defined measure of segment profit or loss, direct contribution, is required to be disclosed, but it is not a GAAP measure. Information related to segment direct contribution should be read in conjunction with the reconciliation to "Income before interest and taxes" as determined by GAAP.

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

        The following table summarizes direct contribution by segment and provides a reconciliation of segment direct contribution to income before interest and taxes (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Direct	$16,989	$18,953	$33,035	$35,367
Retail	4,672	4,462	1,498	3,607

Total direct contribution	21,661	23,415	34,533	38,974
Unallocated shared-service costs	(5,874)	(5,940)	(12,117)	(12,039)
General and administrative expenses	(5,196)	(6,521)	(10,321)	(11,228)

Income before interest and taxes	$10,591	$10,954	$12,095	$15,707

Direct Segment

        The direct segment's second quarter fiscal 2003 direct contribution decreased by $2.0 million, or 10.4%, compared to second quarter fiscal 2002. As a percentage of segment net sales, direct contribution decreased to 31.2% during second quarter fiscal 2003 from 33.8% during second quarter fiscal 2002. For the six months ended June 28, 2003, direct contribution decreased by $2.3 million, or 6.6%, compared to the six months ended June 29, 2002. As a percentage of segment net sales, direct contribution decreased to 31.3% during the six months ended June 28, 2003 from 33.0% for the six months ended June 29, 2002. These decreases in direct contribution as a percentage of segment net sales were primarily attributable to increased off price sales as a percentage of total sales, higher markdown charges and the de-leveraging of certain order processing and selling costs over lower overall catalog productivity.

Retail Segment

        The retail segment's second quarter fiscal 2003 direct contribution increased by $0.2 million, or 4.7%, compared to second quarter fiscal 2002. As a percentage of segment net sales, direct contribution decreased to 10.8% during second quarter fiscal 2003 from 14.6% during second quarter fiscal 2002. For the six months ended June 28, 2003, direct contribution decreased by $2.1 million, or 58.5%, compared to the six months ended June 29, 2002. As a percentage of segment net sales, direct contribution decreased to 2.0% during the six months ended June 28, 2003 from 6.8% for the six months ended June 29, 2002. These decreases in direct contribution as a percentage of segment net sales were primarily attributable to increased off price sales as a percentage of total sales, higher markdown charges and the de-leveraging of occupancy and depreciation costs as a result of lower sales productivity. For the three-month period ended June 28, 2003, these factors were partially offset by lower selling costs as a percentage of segment net sales as compared to the three-month period ended June 29, 2002, largely as a result of leveraging certain fixed selling costs over higher sales.

Seasonality and Quarterly Fluctuations

        As our retail store sales become a greater portion of our overall business, we expect that our business will become more seasonal. Our retail store rollout plan is expected to materially impact year-over-year comparisons of our operating results. Also, January is included in the first fiscal quarter for us, but is included in the fourth fiscal quarter for many other retailers. Because January is a month that traditionally involves significant promotional pricing, this difference needs to be taken into account when making comparisons of our financial performance for interim periods with that of other retailers.

Liquidity and Capital Resources

        Our principal working capital needs arise from the need to support costs incurred in advance of revenue generation, primarily inventory acquisition and catalog development, production and mailing costs. We have two selling seasons that correspond to the fashion seasons. The spring season begins in January and ends in July. The fall season begins in July and ends in January. Our capital investment needs arise from initiatives intended to support our growth, including the retail store rollout and improvements to our physical and operating infrastructure. During the six months ended June 28, 2003, we funded our working capital and capital investment needs primarily with cash generated from operations and our existing cash on hand.

        Cash and cash equivalents ("cash") increased by $10.5 million during the six months ended June 28, 2003. Approximately $24.5 million in cash was generated from operations and $12.5 million was invested in property and equipment, primarily related to our retail store rollout. During the six months ended June 28, 2003, net income before depreciation and amortization and collections on accounts receivable were the primary sources of cash from operations. The primary use of cash from operations was related to payments of amounts accrued for customer returns.

        Cash increased by $19.2 million during the six months ended June 29, 2002. Approximately $32.4 million in cash was generated from operations and $6.3 million in cash was received from stock transactions, primarily from the exercise of stock options during the period. Approximately $16.4 million was invested in property and equipment, primarily related to our retail store rollout and $1.9 million was invested in trust assets associated with our deferred compensation plan. During the six months ended June 29, 2002, net income before depreciation and amortization, collections on accounts receivable and additional deferred credits from landlords were the primary sources of cash from operations. The primary use of cash from operations was related to increased other assets, including increased prepaid rent and prepaid insurance expenses.

        Accounts receivable balances at June 28, 2003 were 46.1% lower than at December 28, 2002 primarily as a result of collections associated with our Holiday deferred billing program and landlord allowance receivables. Accounts receivable balances at June 28, 2003 were 94.6% higher than at June 29, 2002 primarily as a result of the addition of a deferred billing promotion in our spring Bestseller catalog this year.

        Inventory levels at June 28, 2003 were 2.1% higher than at December 28, 2002 and 16.5% higher than at June 29, 2002. Retail segment inventory totaled $22.1 million at June 28, 2003, $18.4 million at December 28, 2002 and $15.0 million at June 29, 2002. Direct segment inventory totaled $12.6 million at June 28, 2003, $15.6 million at December 28, 2002 and $14.8 million at June 29, 2002. The growth in retail segment inventory is a result of increased store count and our decision to increase merchandise availability in our stores for the spring 2003 season as compared to the spring 2002 season. This strategy, coupled with lower than expected sales, resulted in higher inventory balances and higher overstocks at June 28, 2003 as compared to June 29, 2002. The higher inventory balances associated with the spring season were somewhat offset by lower amounts of upcoming fall season merchandise on hand at June 28, 2003 than at June 29, 2002 due to the timing of receipts.

        Accrued expense balances at June 28, 2003 were 5.3% lower than at December 28, 2002 primarily as a result of lower amounts accrued for gift certificates. Accrued expense balances at June 28, 2003 were 32.6% higher than at June 29, 2002, primarily as a result of higher amounts accrued for taxes, gift certificates and our deferred compensation plan.

        Deferred credits from landlords include step rent and allowances from landlords primarily related to our retail store leases. Deferred credits from landlords at June 28, 2003 were 11.2% higher than at December 28, 2002 and 47.4% higher than at June 29, 2002, primarily as a result of the additional retail stores opened since those dates.

        Our credit facilities at June 28, 2003 consisted of (i) a $60.0 million revolving credit facility (the "Revolving Credit Facility"); (ii) a $12.0 million real estate loan (the "Tilton Facility Loan"); and (iii) a $4.1 million equipment loan (the "Equipment Loan").

        On June 26, 2003, we amended our Revolving Credit Facility primarily to extend its term, increase its letter of credit capacity and remove a prior borrowing restrictions. The maturity date of the Revolving Credit Facility, as amended, is June 1, 2005. The amount of the Revolving Credit Facility, as amended, was increased from $50.0 million to $60.0 million, providing us with an additional $10.0 million in letter of credit capacity. Letters of credit are primarily used to procure inventory from foreign vendors. The amount available under the Revolving Credit Facility is reduced by outstanding borrowings and outstanding letters of credit. Outstanding borrowings may not exceed $20.0 million. The Revolving Credit Facility is collateralized by substantially all of our personal property, both tangible and intangible. Outstanding borrowings bear interest at an annual rate equal to the prime lending rate announced by one of the participating banks or the LIBOR lending rate plus 1.75% per annum. At June 28, 2003, the Revolving Credit Facility bore interest at 4.00% per annum. There were no outstanding borrowings on the Revolving Credit Facility at June 28, 2003 or June 29, 2002. Outstanding letters of credit totaled $29.1 million and $29.8 million at June 28, 2003 and June 29, 2002, respectively. Availability under the Revolving Credit Facility at June 28, 2003 and June 29, 2002 was $30.9 million and $20.2 million, respectively, subject in each case to the applicable borrowing cap. Outstanding letters of credit do not bear interest. We are required to pay a commitment fee of 1/4 of 1% per annum on the unused portion of the Revolving Credit Facility.

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

        The Equipment Loan is collateralized by substantially all of our materials handling equipment. On May 30, 2003, we refinanced the promissory notes outstanding under the Equipment Loan in order to reduce the weighted average interest rate of the Equipment Loan. Payments of principal and interest on the Equipment Loan, as amended, are due monthly with a balloon payment of the remaining balance payable on June 1, 2006. The interest rate on the Equipment Loan is fixed at 5.00% per annum.

        The weighted average interest rate for amounts outstanding under our credit facilities during the six months ended June 28, 2003 was 7.28% per annum.

        Our credit facilities contain various lending conditions and covenants including restrictions on permitted liens. In the case of the Revolving Credit Facility, these conditions and covenants include certain financial coverage calculations and ratios, including (i) indebtedness and outstanding letter of credit balance to tangible net worth; (ii) hard current assets to current liabilities; (iii) debt service coverage; (iv) indebtedness, outstanding letter of credit balance and net present value of operating leases to tangible net worth; (v) minimum tangible net worth; and (vi) minimum annual net profit. The manner of making these calculations and computing these ratios is defined by the provisions of the Fifth Amended and Restated Loan Agreement, as amended, which is part of the Revolving Credit Facility. We were in compliance with the covenants associated with our credit facilities as of and for the quarters ended June 28, 2003 and June 29, 2002.

        At June 28, 2003, we had 96 retail stores, one retail outlet store and three direct outlet stores open. We expect to open 35 retail stores in fiscal 2003, eight of which were opened in the first six months of fiscal 2003. The cash requirements related to our retail store initiative are significant and are primarily comprised of expenditures for leasehold improvements, net of landlord allowances, and initial inventory acquisition costs. The initial cash requirements for opening a new retail store are currently estimated at an average of approximately $0.7 million per store.

        At June 28, 2003, our cash requirements related to our outstanding long-term debt and our future minimum lease payments for operating leases having a remaining term in excess of one year at such date were as follows (in thousands):

	Long-Term Debt	Lease Commitments	Total
For the remainder of fiscal 2003	$836	$10,886	$11,722
Fiscal 2004	1,706	22,891	24,597
Fiscal 2005	1,805	23,678	25,483
Fiscal 2006	1,036	23,963	24,999
Fiscal 2007	463	24,300	24,763
Thereafter	8,932	105,088	114,020

Total	$14,778	$210,806	$225,584

        At June 28, 2003, the maximum annual future minimum lease payments were $24.9 million in 2009.

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

        Our sources of cash include cash on hand ($55.2 million at June 28, 2003), available borrowing capacity under our Revolving Credit Facility ($20.0 million at June 28, 2003) and anticipated cash flow from operations. If the current trend of business continues, we expect to fund our entire retail store rollout in fiscal 2003 with cash generated from operations in fiscal 2003. We estimate that approximately $26.0 million in cash, before landlord allowances, will be invested in property and equipment during the remaining six months of fiscal 2003, primarily for retail store construction. Based on current operating conditions, we believe we have sufficient sources of cash to execute our operating plans. Should current operating conditions deteriorate, we may generate less cash flow from operating activities than expected and be required to use more of our cash on hand than planned. In addition, we may need to borrow on our Revolving Credit Facility. We believe that we have some flexibility to adjust our mid-to-long-term operating plans to respond to any significant decrease in our cash resources. For example, we could adjust the timing and extent of our retail store rollout for fiscal 2004 and beyond or change our catalog circulation strategy.

Future Financial Targets

        With respect to the remainder of fiscal 2003, we are targeting diluted earnings per share for the third and fourth quarter combined to range between $0.35 and $0.40, compared to $0.48 last year, with the third quarter potentially coming in at a loss. We expect gross margins as a percentage of net sales for the third and fourth quarter combined to decline by 120 to 150 basis points and selling, general and administrative expenses as a percentage of net sales to increase by 170 to 200 basis points as compared to last year's comparable period. The projected decline in combined third and fourth quarter results versus a year ago is due to increased off price selling resulting from excess spring inventory, lower catalog productivity as the direct segment continues to be adversely affected by the shift of customers to our retail stores and greater than anticipated infrastructure investments in design, product development, sourcing, in-store visual presentation and our multi-channel database.

        These are our targets, not predictions of actual performance. Historically, our performance has deviated, often materially, from our targets. See the first paragraph of this Item 2 for factors that might cause such deviations.

Recent Developments

        During the second quarter of fiscal 2003, Patricia C. Lee, our President—J. Jill Merchandising, requested and was granted a three-month leave of absence for personal reasons. Ms. Lee is currently scheduled to return in early September.

Recent Accounting Standards

        In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement No. 150 ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. We have evaluated the provisions of SFAS 150 and determined that this standard will have no effect on our consolidated financial statements.

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

Item 4. Controls and Procedures

        We carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of June 28, 2003. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of June 28, 2003 our disclosure controls and procedures were effective in timely alerting them to material information required to be included in our reports filed or submitted under the Securities Exchange Act of 1934. No change in our internal control over financial reporting occurred during second quarter fiscal 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

        Three civil actions have been brought against us and two of our executive officers (Gordon R. Cooke, President and Chief Executive Officer, and Olga Conley, President—Corporate Services and Chief Financial Officer) in the United States District Court for the District of Massachusetts, each allegedly on behalf of a class of purchasers of our Common Stock, and each alleging violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder (the "Securities Actions"). The Securities Actions were filed on May 15, 2003, June 6, 2003 and July 14, 2003. The complaints in the Securities Actions are substantively identical, allege a class period from February 12, 2002 through December 4, 2002, and allege that we failed to disclose and misrepresented certain adverse facts. The complaints seek unspecified monetary damages and costs and expenses, including attorneys' fees. We intend to vigorously defend ourselves against these claims.

Item 4. Submission of Matters to a Vote of Security Holders

        We held an Annual Meeting of Stockholders on May 30, 2003. At the Annual Meeting, our stockholders voted to approve the following actions by the following votes:

  1.
  To elect the following nominees as Class A Directors of the Company.

	Number of Shares
	For	Withholding Authority
William E. Engbers	16,453,195	1,097,029
Samuel L. Shanaman	16,452,195	1,098,029
  2.
  To amend the Amended and Restated 2001 Incentive and Non-Statutory Stock Option Plan of The J. Jill Group, Inc., as amended to date (the "2001 Plan"), to increase the number of shares of Common Stock available for issuance upon exercise of options granted under the 2001 Plan from 2,250,000 shares to 3,250,000 shares.

Number of Shares
For	10,065,162
Against	4,940,823
Abstain	7,093
Broker Non-Votes	2,537,146

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
3.4	By-Laws of the Company, as amended (included as Exhibit 99.1 to the Company's Current Report on Form 8-K filed November 24, 1999, File No. 0-22480, and incorporated herein by reference)
Material Contracts
10.1	Secured Promissory Note No. 5, dated May 30, 2003, between the Company and Citizens Leasing Corporation
10.2	Guaranty, dated May 30, 2003, between The Birch Pond Group, Inc. and Citizens Leasing Corporation
10.3	Guaranty, dated May 30, 2003, between J. Jill Direct, Inc. and Citizens Leasing Corporation
10.4	Guaranty, dated May 30, 2003, between QT Services Group, Inc. and Citizens Leasing Corporation
10.5
Third Amendment to Fifth Amended and Restated Loan Agreement, dated June 26, 2003, by and among the Company and Citizens Bank of Massachusetts, HSBC Bank USA, Banknorth, N.A. and Citizens Bank of Massachusetts as agent for the lenders
10.6	Amended and Restated Revolving Note, dated June 26, 2003, between the Company and Citizens Bank of Massachusetts
10.7	Amended and Restated Revolving Note, dated June 26, 2003, between the Company and HSBC Bank USA
10.8	Amended and Restated Revolving Note, dated June 26, 2003, between the Company and Banknorth, N.A.

10.9
Confirmation of Guaranty and Agreement, dated June 26, 2003, by The Birch Pond Group, Inc. to Citizens Bank of Massachusetts, individually and as agent for the benefit of, and on behalf of, all lenders
10.10	Confirmation of Guaranty and Agreement, dated June 26, 2003, by J. Jill Direct, Inc. to Citizens Bank of Massachusetts, individually and as agent for the benefit of, and on behalf of, all lenders
10.11	Confirmation of Guaranty and Agreement, dated June 26, 2003, by QT Services Group, Inc. to Citizens Bank of Massachusetts, individually and as agent for the benefit of, and on behalf of, all lenders
10.12	Security Agreement Confirmation, dated June 26, 2003, by The Birch Pond Group, Inc. to Citizens Bank of Massachusetts, individually and as agent for the benefit of, and on behalf of, all lenders
10.13	Security Agreement Confirmation, dated June 26, 2003, by J. Jill Direct, Inc. to Citizens Bank of Massachusetts, individually and as agent for the benefit of, and on behalf of, all lenders
10.14	Security Agreement Confirmation, dated June 26, 2003, by QT Services Group, Inc. to Citizens Bank of Massachusetts, individually and as agent for the benefit of, and on behalf of, all lenders
10.15	Security Agreement Confirmation, dated June 26, 2003, by The J. Jill Group, Inc. to Citizens Bank of Massachusetts, individually and as agent for the benefit of, and on behalf of, all lenders
10.16	Pledge Agreement Confirmation, dated June 26, 2003, by The J. Jill Group, Inc. to Citizens Bank of Massachusetts, individually and as agent for the benefit of, and on behalf of, all lenders
10.17
Amended and Restated 2001 Incentive and Non-Statutory Stock Option Plan (included as Appendix A to the Company's definitive Proxy Statement for its annual meeting of stockholders held on May 30, 2003, File No. 0-22480, and incorporated herein by reference)
Certifications
31.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350

  (b) Reports on Form 8-K

        On May 1, 2003 we filed a report on Form 8-K to report the issuance of a press release commenting on our financial results for the first quarter ended March 29, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE J. JILL GROUP, INC.
Date: August 11, 2003	By:	/s/ OLGA L. CONLEY Olga L. Conley Authorized Officer President—Corporate Services, Chief Financial Officer and Treasurer (Principal Financial Officer)
Date: August 11, 2003	By:	/s/ LINDA L. TRUDEL Linda L. Trudel Authorized Officer Vice President / Corporate Controller (Principal Accounting Officer)

THE J. JILL GROUP, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 28, 2003

EXHIBIT INDEX

Material Contracts

10.1	Secured Promissory Note No. 5, dated May 30, 2003, between the Company and Citizens Leasing Corporation
10.2	Guaranty, dated May 30, 2003, between The Birch Pond Group, Inc. and Citizens Leasing Corporation
10.3	Guaranty, dated May 30, 2003, between J. Jill Direct, Inc. and Citizens Leasing Corporation
10.4	Guaranty, dated May 30, 2003, between QT Services Group, Inc. and Citizens Leasing Corporation
10.5	Third Amendment to Fifth Amended and Restated Loan Agreement, dated June 26, 2003, by and among the Company and Citizens Bank of Massachusetts, HSBC Bank USA, Banknorth, N.A. and Citizens Bank of Massachusetts as agent for the lenders
10.6	Amended and Restated Revolving Note, dated June 26, 2003, between the Company and Citizens Bank of Massachusetts
10.7	Amended and Restated Revolving Note, dated June 26, 2003, between the Company and HSBC Bank USA
10.8	Amended and Restated Revolving Note, dated June 26, 2003, between the Company and Banknorth, N.A.
10.9	Confirmation of Guaranty and Agreement, dated June 26, 2003, by The Birch Pond Group, Inc. to Citizens Bank of Massachusetts, individually and as agent for the benefit of, and on behalf of, all lenders
10.10	Confirmation of Guaranty and Agreement, dated June 26, 2003, by J. Jill Direct, Inc. to Citizens Bank of Massachusetts, individually and as agent for the benefit of, and on behalf of, all lenders
10.11	Confirmation of Guaranty and Agreement, dated June 26, 2003, by QT Services Group, Inc. to Citizens Bank of Massachusetts, individually and as agent for the benefit of, and on behalf of, all lenders
10.12	Security Agreement Confirmation, dated June 26, 2003, by The Birch Pond Group, Inc. to Citizens Bank of Massachusetts, individually and as agent for the benefit of, and on behalf of, all lenders
10.13	Security Agreement Confirmation, dated June 26, 2003, by J. Jill Direct, Inc. to Citizens Bank of Massachusetts, individually and as agent for the benefit of, and on behalf of, all lenders
10.14	Security Agreement Confirmation, dated June 26, 2003, by QT Services Group, Inc. to Citizens Bank of Massachusetts, individually and as agent for the benefit of, and on behalf of, all lenders
10.15	Security Agreement Confirmation, dated June 26, 2003, by The J. Jill Group, Inc. to Citizens Bank of Massachusetts, individually and as agent for the benefit of, and on behalf of, all lenders
10.16	Pledge Agreement Confirmation, dated June 26, 2003, by The J. Jill Group, Inc. to Citizens Bank of Massachusetts, individually and as agent for the benefit of, and on behalf of, all lenders
Certifications
31.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350