Form 10-Q
period 2003-09-27
J JILL GROUP INC
filed 2003-11-10
CIK 910721

Use these links to rapidly review the document
INDEX TO QUARTERLY REPORT ON FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 27, 2003
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-22480

The J. Jill Group, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	04-2973769 (I.R.S. Employer Identification No.)
4 Batterymarch Park, Quincy, MA (Address of Principal Executive Offices)	02169 (Zip Code)

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

        Shares outstanding of the registrant's common stock (par value $0.01) at November 1, 2003: 19,578,616

THE J. JILL GROUP, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 27, 2003

THE J. JILL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	September 27, 2003	September 28, 2002	December 28, 2002
ASSETS
Current assets:
Cash and cash equivalents	$47,963	$27,137	$44,734
Cash held in escrow	893	677	538
Accounts receivable, net	8,820	11,728	21,317
Inventory, net	43,986	49,759	33,998
Prepaid catalog expenses	7,242	7,244	4,082
Deferred income taxes	7,012	6,308	6,149
Other current assets	6,048	4,812	5,144

Total current assets	121,964	107,665	115,962
Property and equipment, net	123,727	106,155	108,676
Other non-current assets	3,887	3,457	3,622

Total assets	$249,578	$217,277	$228,260

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$21,473	$17,737	$13,013
Accrued expenses	21,526	16,400	20,609
Accrued customer returns	5,915	6,723	7,328
Current portion of long-term debt	1,687	1,764	1,788

Total current liabilities	50,601	42,624	42,738
Long-term debt, less current portion	12,672	14,255	13,802
Deferred credits from landlords	33,303	21,147	24,765
Deferred income taxes	3,414	1,332	1,856
Commitments and contingencies
Stockholders' equity:
Special preferred stock (par value $0.01) 1,000,000 shares authorized	—	—	—
Common stock (par value $0.01) 30,000,000 shares authorized, 19,578,616, 19,474,636 and 19,495,411 shares issued and outstanding as of September 27, 2003, September 28, 2002 and December 28, 2002, respectively	196	195	195
Additional paid-in capital	107,700	106,225	107,227
Retained earnings	41,692	31,499	37,677

Total stockholders' equity	149,588	137,919	145,099

Total liabilities and stockholders' equity	$249,578	$217,277	$228,260

The accompanying notes are an integral part of the consolidated financial statements.

THE J. JILL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002
Net sales	$82,325	$80,012	$262,053	$239,724
Cost of products and merchandising	57,958	49,746	175,510	148,595

Gross margin	24,367	30,266	86,543	91,129
Selling, general and administrative expenses	29,113	24,012	79,194	69,168

Income (loss) before interest and taxes	(4,746)	6,254	7,349	21,961
Interest, net	183	167	546	551

Income (loss) before taxes	(4,929)	6,087	6,803	21,410
Income tax provision (benefit)	(2,078)	2,466	2,788	8,678

Net income (loss)	$(2,851)	$3,621	$4,015	$12,732

Earnings (loss) per share:
Basic	$(0.15)	$0.19	$0.21	$0.67
Diluted	$(0.15)	$0.18	$0.20	$0.64
Weighted average shares outstanding:
Basic	19,576	19,420	19,572	18,944
Diluted	19,576	20,350	20,069	20,041

The accompanying notes are an integral part of the consolidated financial statements.

THE J. JILL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 27, 2003	September 28, 2002
Cash flows provided by operating activities:
Net income	$4,015	$12,732
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,706	9,043
(Gain) loss on trust assets	(217)	154
Deferred income taxes	695	2,692
Changes in assets and liabilities:
Decrease in accounts receivable	12,497	1,887
Increase in inventory	(9,988)	(17,904)
Increase in prepaid catalog expenses	(3,160)	(2,661)
Increase in other assets	(159)	(1,061)
Increase in accounts payable	8,772	3,821
(Decrease) increase in accrued expenses	(1,968)	3,930
(Decrease) increase in accrued customer returns	(1,413)	161
Increase in deferred credits from landlords	8,538	7,098

Net cash provided by operating activities	29,318	19,892
Cash flows used in investing activities:
Additions to property and equipment	(24,184)	(26,749)
Investment in trust assets	(793)	(2,310)
Increase in cash held in escrow	(355)	(179)

Net cash used in investing activities	(25,332)	(29,238)
Cash flows (used in) provided by financing activities:
Borrowings under debt agreements	—	6,260
Payments of debt borrowings	(1,231)	(7,586)
Proceeds from stock transactions	474	7,657

Net cash (used in) provided by financing activities	(757)	6,331
Net increase (decrease) in cash and cash equivalents	3,229	(3,015)
Cash and cash equivalents at:
Beginning of period	44,734	30,152

End of period	$47,963	$27,137

Supplemental information:
Non-cash investing activities:
Construction costs accrued, not paid	$5,100	$3,515

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

A.    Nature of business:

        The Company is a multi-channel specialty retailer of high quality women's apparel, accessories and footwear that markets its products through catalogs, retail stores and an e-commerce website. In July 2003 the Company merged its catalog/e-commerce subsidiary, J. Jill Direct, Inc., into its retail store subsidiary, The Birch Pond Group, Inc. The merger affected the Company's legal and tax structure and customer relationship management programs.

B.    Revenue recognition:

        The Company recognizes sales and the related cost of products at the time the products are received by customers in accordance with the provision of the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." The Company's customers may return ordered items for an exchange or refund. The Company provides an allowance based on projected merchandise returns, taking into consideration historical experience and other factors. The returns allowance is recorded as a reduction to net sales for the estimated retail value of the projected merchandise returns and as a reduction in cost of products for the corresponding cost amount. Shipping and processing fees charged to the customer are recognized at the time the products are received by the customer and are included in net sales. The cost of shipping products to the customer is recognized at the time the products are received by the customer and are included in cost of products and merchandising. The Company collects sales tax in states where it has retail stores, if applicable. Sales taxes are excluded from net sales.

C.    Accounting for stock-based compensation:

        At September 27, 2003, the Company had three stock-based plans, which are described in Note G to the financial statements contained in the Company's Annual Report on Form 10-K for fiscal 2002. The Company discloses stock-based compensation information in accordance with Financial Accounting Standards Board ("FASB") issued Statement No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123" and FASB issued Statement No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." The Company has elected to continue to account for its stock-based plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" as well as to provide disclosure of stock-based compensation as outlined in SFAS 123 as amended by SFAS 148. No compensation expense has been recognized for the Company's stock-based plans.

        A reconciliation of net income (loss), as reported, to pro forma net income (loss) including compensation expense for the Company's stock-based plans as calculated based on the fair value at the grant dates for awards made under these plans in accordance with the provisions of SFAS 123, as amended by SFAS 148, as well as a comparison of as reported and pro forma basic and diluted earnings (loss) per share ("EPS") follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002
Net income (loss):
As reported	$(2,851)	$3,621	$4,015	$12,732
Total stock-based compensation expense, net of tax	(1,176)	(964)	(3,551)	(3,079)

Pro forma	$(4,027)	$2,657	$464	$9,653

Earnings (loss) per share:
Basic
As reported	$(0.15)	$0.19	$0.21	$0.67
Pro forma	(0.21)	0.14	0.02	0.51
Diluted
As reported	(0.15)	0.18	0.20	0.64
Pro forma	$(0.21)	$0.13	$0.02	$0.48

        The Black-Scholes option-pricing model is used to estimate the fair value at the date of grant of each option granted. The Black-Scholes model is also used to estimate the fair value at the date of grant of the employees' purchase rights associated with the Company's amended 1998 Employee Stock Purchase Plan. A summary of the assumptions used for stock option grants and employee stock purchase right grants follows:

	Three Months Ended		Nine Months Ended
	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002
1993 and 2001 stock option plans:
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	74.0%	75.0%	75.0%	75.0%
Risk free interest rate	2.6%	3.6%	1.9%	4.0%
Expected lives	4.0 years	4.0 years	3.8 years	4.0 years
Employee Stock Purchase Plan: (1)
Dividend yield	NA	NA	0.0%	0.0%
Expected volatility	NA	NA	75.0%	75.0%
Risk free interest rate	NA	NA	1.3%	2.3%
Expected lives	NA	NA	1.0 year	1.0 year
(1)
There were no employee purchase rights granted during the three months ended September 27, 2003 and September 28, 2002, respectively.

        The effects on pro forma net income (loss) and pro forma EPS of the estimated stock-based compensation expense, net of tax, calculated using the fair value of stock options in accordance with the Black-Scholes option-pricing model for the three-month and nine-month periods ended September 27, 2003 and September 28, 2002 are not necessarily representative of the effects on the Company's results of operations in the future. In addition, the compensation expense estimates utilize an option-pricing model developed for traded options with relatively short lives. The Company's option grants typically have a life of up to ten years and are not transferable. Therefore, the actual fair value of a stock option grant may be different from the Company's estimates. The Company believes that its estimates incorporate all relevant information and represent a reasonable approximation in light of the difficulties involved in valuing non-traded stock options.

D.    Debt:

        The Company's credit facilities at September 27, 2003 consisted of (i) a $60,000,000 revolving credit facility (the "Revolving Credit Facility"); (ii) a $12,000,000 real estate loan (the "Tilton Facility Loan"); and (iii) a $4,100,000 equipment loan (the "Equipment Loan").

        A summary of the Company's outstanding long-term debt follows (in thousands):

	September 27, 2003	September 28, 2002	December 28, 2002
Real estate loans	$10,682	$11,020	$10,937
Equipment loans	3,673	4,942	4,609
Capitalized lease obligations	4	57	44

Total long-term debt	14,359	16,019	15,590
Less current maturities	(1,687)	(1,764)	(1,788)

Long-term debt, less current portion	$12,672	$14,255	$13,802

        At September 27, 2003, the Company estimated the fair value of its outstanding borrowings, including current maturities, to be $16,266,000.

        On June 26, 2003, the Company amended its Revolving Credit Facility primarily to extend its term, increase its letter of credit capacity and remove a prior borrowing restriction. The maturity date of the Revolving Credit Facility, as amended, is June 1, 2005. The amount of the Revolving Credit Facility, as amended, was increased from $50,000,000 to $60,000,000, providing the Company with an additional $10,000,000 in letter of credit capacity. Letters of credit are primarily used to procure inventory from foreign vendors. The amount available under the Revolving Credit Facility is reduced by outstanding borrowings and outstanding letters of credit. Outstanding borrowings may not exceed $20,000,000. The Revolving Credit Facility is collateralized by substantially all of the personal property, both tangible and intangible, of the Company. Outstanding borrowings bear interest at an annual rate equal to the prime lending rate announced by one of the participating banks or the LIBOR lending rate plus 1.75% per annum. At September 27, 2003, the Revolving Credit Facility bore interest at 4.00% per annum. There were no outstanding borrowings on the Revolving Credit Facility at September 27, 2003 or September 28, 2002. Outstanding letters of credit totaled $26,603,000 and $17,581,000 at September 27, 2003 and September 28, 2002, respectively. Availability under the Revolving Credit Facility at September 27, 2003 and September 28, 2002 was $33,397,000 and $32,419,000, respectively, subject in each case to the applicable borrowing cap. Outstanding letters of credit do not bear interest. The Company is required to pay a commitment fee of 1/4 of 1% per annum on the unused portion of the Revolving Credit Facility.

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

        The Company's credit facilities contain various lending conditions and covenants including restrictions on permitted liens. In the case of the Revolving Credit Facility, these conditions and covenants include certain financial coverage calculations and ratios, including (i) indebtedness and outstanding letter of credit balance to tangible net worth; (ii) hard current assets to current liabilities; (iii) debt service coverage; (iv) indebtedness, outstanding letter of credit balance and net present value of operating leases to tangible net worth; (v) minimum tangible net worth; and (vi) minimum annual net profit. The manner of making these calculations and computing these ratios is defined by the provisions of the Fifth Amended and Restated Loan Agreement, as amended, which is part of the Revolving Credit Facility. The Company was in compliance with the covenants associated with its credit facilities as of and for the quarters ended September 27, 2003 and September 28, 2002.

E.    Earnings (loss) per share:

        A reconciliation of the numerators and denominators of the basic and diluted EPS computations follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002
Numerator:
Net income (loss)	$(2,851)	$3,621	$4,015	$12,732

Denominator (shares):
Basic weighted average shares outstanding	19,576	19,420	19,572	18,944
Assumed exercise of stock options	—	930	497	1,097

Diluted weighted average shares outstanding	19,576	20,350	20,069	20,041

Earnings (loss) per share:
Basic	$(0.15)	$0.19	$0.21	$0.67
Diluted	$(0.15)	$0.18	$0.20	$0.64

        For the three-month and nine-month periods ended September 27, 2003, of the options then outstanding, options to purchase 3,361,782 and 1,825,500 shares of common stock, respectively, were excluded from the computation of diluted EPS on the basis that such options were antidilutive. For both the three-month and nine-month periods ended September 28, 2002, of the options then outstanding, options to purchase 530,000 shares of common stock were excluded from the computation on the basis that such options were antidilutive.

        During the third quarter of fiscal 2003, options to purchase 1,000 shares of the Company's common stock were granted and options to purchase 3,612 shares of common stock were exercised pursuant to the Company's stock option plans, in connection with which the Company received $8,000 in cash from the exercise of stock options and did not record any related tax benefit. During the third quarter of fiscal 2002, options to purchase 530,000 shares of the Company's common stock were granted and options to purchase 172,837 shares of common stock were exercised. Also during the third quarter of fiscal 2002, the Company received $1,338,000 in cash from the exercise of stock options and recorded a related tax benefit of $969,000 as an increase to additional paid-in capital.

        During the nine months ended September 27, 2003, options to purchase 342,500 shares of the Company's common stock were granted and options to purchase 52,214 shares of common stock were exercised pursuant to the Company's stock option plans, in connection with which the Company received $106,000 in cash from the exercise of stock options and did not record any related tax benefit. During the nine months ended September 28, 2002, options to purchase 1,590,500 shares of the Company's common stock were granted and options to purchase 1,331,532 shares of common stock were exercised. Also during the nine months ended September 28, 2002, the Company received $7,317,000 in cash from the exercise of stock options and recorded a related tax benefit of $4,593,000 as an increase to additional paid-in capital.

F.     Commitments and contingencies:

Lease commitments

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

        During the nine months ended September 27, 2003, the Company entered into leases for 34 retail stores, each having terms not exceeding 10 years. During the three months ended September 27, 2003, the Company entered into a lease for additional corporate headquarters space. At September 27, 2003, the future minimum lease payments for operating leases having a remaining term in excess of one year at such date, including the 34 operating leases and the additional corporate headquarters lease entered into during the nine-month period, were as follows (in thousands):

For the remainder of fiscal 2003	$4,113
Fiscal 2004	24,737
Fiscal 2005	26,184
Fiscal 2006	26,532
Fiscal 2007	26,935
Thereafter	118,899

Total	$227,400

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

        Most of the Company's retail store leases contain provisions that allow for early termination of the lease if certain predetermined annual sales levels are not met. Generally, these provisions allow the lease to be terminated between the third and fifth year of the lease. Should the lease be terminated under these provisions, the unamortized portion of any landlord allowances related to that property would be payable to the landlord. The unamortized portion of landlord allowances included in deferred credits from landlords at September 27, 2003 was $31,046,000. The Company is currently considering utilizing the early termination option for one of its retail stores. The unamortized portion of the landlord allowance related to this store was $173,000 at September 27, 2003.

        During the nine months ended September 27, 2003, the Company received a $250,000 deposit from one of its vendors, which is refundable to the vendor in the event of an early termination of the contract. The Company is recognizing this deposit over the term of the contract. The unamortized portion of this deposit at September 27, 2003 was $224,000.

Legal proceedings

        On May 15, 2003, June 6, 2003 and July 14, 2003, three civil actions were brought against the Company and two of its executive officers in the United States District Court for the District of Massachusetts, each allegedly on behalf of a class of purchasers of its common stock, and each alleging violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. On October 3, 2003, the three actions were consolidated into a single action (the "Securities Action"). The Securities Action identifies a class period from February 12, 2002 through December 4, 2002, alleges that the Company failed to disclose and misrepresented certain adverse facts and seeks unspecified monetary damages and costs and expenses, including attorneys' fees. The Company intends to vigorously defend itself against these claims. The Company is unable to predict the outcome of the Securities Action, nor can the Company reasonably estimate a range of possible loss given the current status of the litigation.

        On August 19, 2003, The Birch Pond Group, Inc., a subsidiary of The J. Jill Group, Inc., was served with a class action complaint filed in California state court (Riverside) concerning alleged failure to allow 10 minute employee rest periods, failure to allow 30 minute meal periods and violation of California laws relating to uniforms and coerced patronage. The named plaintiffs seek to represent a class consisting of current and former sales associates and assistant managers employed by the Company within the past four years in California. On September 17, 2003, the Company filed an answer to the complaint, denying the plaintiffs' claims and setting forth various affirmative defenses. The Company intends to vigorously defend itself against these claims. The Company is unable to predict the outcome of these claims, nor can the Company reasonably estimate a range of possible loss given the current status of the litigation.

        From time to time, the Company is party to various legal proceedings, primarily arising in the ordinary course of business. Further, additional claims may be asserted in the future relative to events currently unknown to management.

G.    Segment information:

        The Company currently has two reportable business segments, direct and retail. Each segment is separately managed and utilizes distinct distribution, marketing and inventory management strategies. The direct segment markets merchandise through catalogs and an e-commerce website. The retail segment markets merchandise through retail stores. Results from the Company's catalog outlet stores are included in the direct segment. Results from the Company's retail outlet store are included in the retail segment. Segment reporting is intended to give financial statement users a view of the Company "through the eyes of management." The Company's internal management reporting is the basis for the information disclosed for its business segments. In accordance with GAAP, the Company's internally defined measure of segment profit or loss, direct contribution, is required to be disclosed, but it is not a GAAP measure. Information related to segment direct contribution should be read in conjunction with the reconciliation to "Income (loss) before interest and taxes" as determined by GAAP.

        The Company evaluates its segment profitability based on the direct contribution of each segment. Direct contribution represents each segment's net sales less direct costs related to the segment's operations. Direct costs for both segments include merchandise acquisition and control costs and provisions for markdowns. Direct costs also include catalog costs, certain order processing costs and e-commerce selling costs for the direct segment and retail store selling, occupancy, depreciation and administrative costs for the retail segment. Direct contribution less unallocated shared-service costs and general and administrative expenses is equal to income (loss) before interest and taxes. Unallocated shared-service costs include distribution and warehousing costs as well as merchandising, sourcing and product development costs. General and administrative expenses include corporate executive management costs, support service costs (e.g., shared information systems, finance and human resources) and corporate headquarters occupancy costs.

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

        The following tables summarize financial information by segment and provide a reconciliation of segment direct contribution to income (loss) before interest and taxes (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002
Net sales:
Direct	$41,800	$50,410	$147,332	$157,598
Retail	40,703	29,846	115,317	82,848
Other (1)	(178)	(244)	(596)	(722)

Total net sales	$82,325	$80,012	$262,053	$239,724

Direct contribution reconciliation:
Direct	$9,535	$16,945	$42,570	$52,312
Retail	(1,544)	1,946	(46)	5,553

Total direct contribution	7,991	18,891	42,524	57,865
Unallocated shared-service costs	(6,503)	(6,142)	(18,620)	(18,181)
General and administrative expenses	(6,234)	(6,495)	(16,555)	(17,723)

Income (loss) before interest and taxes	$(4,746)	$6,254	$7,349	$21,961

(1)
Other represents certain sales allowances not specifically attributable to the direct or retail business segments.

	Direct	Retail	Unallocated Assets	Total
Identifiable assets:
September 27, 2003	$26,995	$122,538	$100,045	$249,578
September 28, 2002	$32,515	$105,072	$79,690	$217,277

H.    Reclassifications:

        Certain amounts in the prior year financial statements and related notes have been reclassified to conform to the current period presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        This Quarterly Report on Form 10-Q, including the following discussion, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, the words "projected," "anticipated," "planned," "expected" and similar expressions are intended to identify forward-looking statements. In particular, statements regarding future financial targets or trends are forward-looking statements. Forward-looking statements are not guarantees of our future financial performance, and undue reliance should not be placed on them. Our actual results, performance or achievements may differ significantly from the results discussed in or implied by the forward-looking statements. Factors that might cause such a difference include, but are not limited to, the following: the continued success or possible future failure of the retail store initiative; our ability to effectively manage our operations and growth in a multiple distribution channel environment; significant changes in customer acceptance of our product offerings; changes in competition in the apparel industry; changes in consumer spending, fashion trends and consumer preferences; changes in, or the failure to comply with, federal and state tax and other government regulations; the customary risks of purchasing merchandise abroad, including longer lead times, higher initial purchase commitments and foreign currency fluctuations; timeliness of receipts of inventory from vendors; possible future increases in expenses and labor and employee benefit costs; our ability to attract and retain qualified personnel; business abilities and judgment of management; the existence or absence of brand awareness; the existence or absence of publicity, advertising and promotional efforts; the success or failure of operating initiatives; the mix of our sales between full price and liquidation merchandise; general political, economic and business conditions and other factors. See also Item 1A, "Risk Factors," included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2002 ("fiscal 2002"). We disclaim any intent or obligation to update any forward-looking statements.

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

        Net sales for the three months ended September 27, 2003 ("third quarter fiscal 2003") increased by 2.9% to $82.3 million from $80.0 million for the three months ended September 28, 2002 ("third quarter fiscal 2002"). We generated a loss before interest and taxes for third quarter fiscal 2003 of $4.7 million compared to income before interest and taxes ("operating income") of $6.3 million for third quarter fiscal 2002. The net loss for third quarter fiscal 2003 was $2.9 million, or $0.15 per share, compared to net income of $3.6 million, or $0.18 per diluted share, for third quarter fiscal 2002. Third quarter fiscal 2002 results included a charge of approximately $1.0 million for costs incurred related to a potential strategic acquisition by us that was abandoned.

        For the nine months ended September 27, 2003, net sales increased by 9.3% to $262.1 million from $239.7 million during the nine months ended September 28, 2002. Operating income for the nine months ended September 27, 2003 was $7.3 million, or 2.8% of net sales, compared to $22.0 million, or 9.1% of net sales, for the nine months ended September 28, 2002. Net income was $4.0 million, or $0.20 per diluted share, for the nine months ended September 27, 2003, compared to $12.7 million, or $0.64 per diluted share, for the nine months ended September 28, 2002.

        During both the three-month and nine-month periods ended September 27, 2003, we continued to experience difficulty from a top-line perspective. We attribute our difficulties primarily to merchandising issues arising from our transition from being a single-channel catalog-only market-sourced retailer to being a multi-channel private label retailer. We have identified the need for fundamental changes in the way we source and flow product as well as in the product itself. We believe that infrastructure weaknesses and transition issues—with respect to both channel migration and merchandising and product development—have impacted our recent merchandise offerings. We are addressing these issues by expanding and upgrading our human and systems resources and our operating infrastructure in design, product management, sourcing, product integrity and merchandising. Among other things, we are committed to increasing the amount of color and novelty print in our offerings and improving the quality and fit of our merchandise going forward. Additionally, as we go through this transition, we plan to mitigate some of the risk by reducing the number of pages in our catalogs by approximately 15% in fiscal 2004 as compared to fiscal 2003 and by holding our new store openings to 20 in fiscal 2004. We believe these steps are essential in order to lessen our short-term risk as we make the investment necessary for our long-term growth. Although we are unable to predict the impact that these changes may have, we anticipate that our net sales and net income may be adversely affected in the short-term.

        In July 2003 we merged our catalog/e-commerce subsidiary, J. Jill Direct, Inc. into our retail store subsidiary, The Birch Pond Group, Inc. This restructuring provides us with enhanced customer service and cross-channel marketing opportunities which will allow us, among other things, to (i) promote our retail stores within our catalogs; (ii) distribute catalogs in our retail stores; (iii) test accepting catalog returns in our retail stores; (iv) offer the J. Jill credit card "Take 5" discount on catalog and e-commerce orders; (v) allocate our inventory more effectively across all three distribution channels; and (vi) develop a comprehensive, multi-channel database of customer purchase information that will drive future cross-channel marketing initiatives for catalog, e-commerce and retail. As a result of these changes, we are now required to collect sales tax on catalog and e-commerce sales to consumers in states where we have retail stores, if applicable. Although it is difficult to quantify the impact of this change, we believe the collection of sales taxes has not materially impacted our direct segment sales during third quarter fiscal 2003, nor do we expect it to have an adverse effect on sales in the future.

Results of Operations

        The following table presents our consolidated statements of operations expressed as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products and merchandising	70.4	62.2	67.0	62.0

Gross margin	29.6	37.8	33.0	38.0
Selling, general and administrative expenses	35.4	30.0	30.2	28.9

Income (loss) before interest and taxes	(5.8)	7.8	2.8	9.1
Interest, net	0.2	0.2	0.2	0.2

Income (loss) before taxes	(6.0)	7.6	2.6	8.9
Income tax provision (benefit)	(2.5)	3.1	1.1	3.6

Net income (loss)	(3.5)%	4.5%	1.5%	5.3%

        The following table presents certain selected operating data:

	Three Months Ended		Nine Months Ended
	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002
Direct:
Circulation (1)
Catalogs (in thousands)	17,500	15,100	52,600	51,100
Square inches (in millions)	127,800	100,600	358,500	328,900
Twelve-month buyers (2)	1,057,000	1,028,000	1,057,000	1,028,000
Customer e-mail addresses	808,000	737,000	808,000	737,000
Retail: (3)
Stores open
Beginning of period	96	67	88	51
End of period	111	75	111	75
Weighted average stores open (4)	101.3	69.9	94.3	60.8
Weighted average square footage (5)	478,800	339,900	448,600	298,600
Total Company:
J. Jill private label credit cardholders	527,000	412,000	527,000	412,000
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

        The following table summarizes net sales by segment (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002
Direct	$41,800	$50,410	$147,332	$157,598
Retail	40,703	29,846	115,317	82,848
Other (1)	(178)	(244)	(596)	(722)

Total net sales	$82,325	$80,012	$262,053	$239,724

(1)
Other represents certain sales allowances not specifically attributable to the direct or retail business segments.

Comparison of the Three and Nine Months Ended September 27, 2003 with the Three and Nine Months Ended September 28, 2002

        Net sales increased by $2.3 million, or 2.9%, to $82.3 million during third quarter fiscal 2003 from $80.0 million during third quarter fiscal 2002. During the nine months ended September 27, 2003, net sales increased by $22.3 million, or 9.3%, to $262.1 million from $239.7 million during the nine months ended September 28, 2002. For the three-month and nine-month periods ended September 27, 2003, retail segment net sales increased by 36.4% and 39.2%, respectively, as compared to the three-month and nine-month periods ended September 28, 2002, primarily as a result of increased store count. Retail segment sales productivity, as measured by sales per square foot, declined by 3.9% and 8.1% in the three-month and nine-month periods ended September 27, 2003, respectively, as compared to the three-month and nine-month periods ended September 28, 2002. During the nine months ended September 27, 2003, we opened 23 retail stores, of which 15 were opened during third quarter fiscal 2003. At September 27, 2003, we had 111 retail stores open compared to 75 at September 28, 2002. Direct segment net sales decreased by 17.1% and square inches circulated increased by 27.0% during third quarter fiscal 2003 compared to third quarter fiscal 2002. During the nine months ended September 27, 2003, direct segment net sales decreased by 6.5% and square inches circulated increased by 9.0% compared to the nine months ended September 28, 2002. Direct segment sales productivity, as measured by demand per 1,000 square inches circulated, declined by 35.0% and 14.1% in the three-month and nine-month periods ended September 27, 2003, respectively, as compared to the three-month and nine-month periods ended September 28, 2002. The decreases in our sales productivity in the retail and direct segments for both the three-month and nine-month periods ended September 27, 2003 as compared to the three-month and nine-month periods ended September 28, 2002 are primarily attributable to merchandising issues resulting from the infrastructure weaknesses and transition issues described in the "Overview." E-commerce net sales represented 34.0% of total direct segment net sales during third quarter fiscal 2003 compared to 30.5% during third quarter fiscal 2002. During the nine months ended September 27, 2003, e-commerce net sales represented 33.8% of total direct segment net sales compared to 28.9% during the nine months ended September 28, 2002.

        Gross margin represents net sales less cost of products and merchandising. Cost of products and merchandising consists primarily of merchandise development, sourcing, control and acquisition costs, provisions for markdowns, order processing and customer service costs, distribution facility costs and occupancy and depreciation costs for our stores. During third quarter fiscal 2003, gross margin decreased by $5.9 million, or 19.5%, to $24.4 million from $30.3 million during third quarter fiscal 2002. As a percentage of net sales, gross margin decreased to 29.6% during third quarter fiscal 2003 from 37.8% during third quarter fiscal 2002. During the nine months ended September 27, 2003, gross margin decreased by $4.6 million, or 5.0%, to $86.5 million from $91.1 million during the nine months ended September 28, 2002. As a percentage of net sales, gross margin decreased to 33.0% during the nine months ended September 27, 2003 from 38.0% during the nine months ended September 28, 2002. These decreases in gross margin as a percentage of net sales were primarily as a result of increased off price selling, particularly in retail, and the de-leveraging of retail occupancy and depreciation costs as a result of lower sales productivity. In addition, higher markdown charges associated with increased overstocks also contributed to the decreases. The effect of these factors was further exacerbated by the shift in the business toward retail and the fact that retail operating costs are higher as a percentage of net sales than direct operating costs.

        Selling, general and administrative expenses consist primarily of costs to produce, print and distribute catalogs, as well as e-commerce website, retail store selling and corporate administrative costs. During third quarter fiscal 2003, selling, general and administrative expenses increased by $5.1 million, or 21.2%, to $29.1 million from $24.0 million during third quarter fiscal 2002. As a percentage of net sales, selling, general and administrative expenses increased to 35.4% during third quarter fiscal 2003 from 30.0% during third quarter fiscal 2002. During the nine months ended September 27, 2003, selling, general and administrative expenses increased by $10.0 million, or 14.5%, to $79.2 million from $69.2 million during the nine months ended September 28, 2002. As a percentage of net sales, selling, general and administrative expenses increased to 30.2% during the nine months ended September 27, 2003 from 28.9% during the nine months ended September 28, 2002. These increases in selling, general and administrative expenses as a percentage of net sales were primarily attributable to lower sales productivity as well as the shift in the mix of the business toward retail and the fact that retail segment selling expenses are higher as a percentage of net sales than direct segment selling expenses. These factors were partially offset by lower general and administrative expenses as a percentage of net sales. During third quarter fiscal 2002, general and administrative expenses included a charge of approximately $1.0 million for costs incurred related to a potential strategic acquisition by us that was abandoned. The nine months ended September 28, 2002 also included a charge of $1.0 million for a fully vested discretionary Company contribution into our deferred compensation plan. Neither of these charges were repeated in fiscal 2003. In addition, we accrued for and paid a spring season bonus in fiscal 2002 and did not accrue or pay a spring season bonus in fiscal 2003. However, during the three-month and nine-month periods ended September 27, 2003 our spending for hiring, primarily associated with our new infrastructure investment strategy, and our insurance costs were higher than during the comparable periods of the prior year.

        Interest income decreased to $110,000 in third quarter fiscal 2003 from $173,000 in third quarter fiscal 2002. Interest expense decreased to $293,000 in third quarter fiscal 2003 from $340,000 in third quarter fiscal 2002. During the nine months ended September 27, 2003 interest income decreased to $366,000 from $499,000 for the nine months ended September 28, 2002. Interest expense during the nine months ended September 27, 2003 decreased to $912,000 from $1,050,000 for the nine months ended September 28, 2002. The decrease in interest income and interest expense for both the three-month and nine-month periods ended September 27, 2003 resulted primarily from lower interest rates.

        We provide for income taxes at an effective tax rate that includes the full federal and state statutory tax rates. Our effective tax rates for the three-month and nine-month periods ended September 27, 2003 were 42.2% and 41.0%, respectively, compared to 40.5% for both the three-month and nine-month periods ended September 28, 2002. The higher effective tax rates reflect an increase in the projected amount of non-deductible expenses for fiscal 2003. The third quarter fiscal 2003 effective tax rate also includes a tax benefit as a result of the merger of two of our subsidiary companies described in the "Overview." Once this merger was effected, we determined that it was more likely than not that we would be able to utilize certain state net operating loss ("NOL") carryforwards that we had previously believed were not realizable. This determination resulted in a reversal of the valuation allowance associated with these now realizable state NOL carryforwards. In addition, we expect our effective state tax rate to decrease as a result of apportioning more income to states with lower tax rates. The effect of these changes on the current and deferred tax provision was a net tax benefit of approximately $60,000 realized in third quarter fiscal 2003. As a result of this benefit, the third quarter fiscal 2003 tax rate of 42.2% is slightly higher than our estimated effective annual tax rate for fiscal 2003 of 41.0%.

Segment Direct Contribution

        We currently have two reportable business segments, direct and retail. Segment reporting is intended to give financial statement users a view of our business "through the eyes of management." Our internal management reporting is the basis for the information disclosed for our business segments. In accordance with Generally Accepted Accounting Principles ("GAAP"), our internally defined measure of segment profit or loss, direct contribution, is required to be disclosed, but it is not a GAAP measure. Information related to segment direct contribution should be read in conjunction with the reconciliation to "Income (loss) before interest and taxes" as determined by GAAP.

        We evaluate our segment profitability based on the direct contribution of each segment. Direct contribution represents each segment's net sales less direct costs related to the segment's operations. Direct costs for both segments include merchandise acquisition and control costs and provisions for markdowns. Direct costs also include catalog costs, certain order processing costs and e-commerce selling costs for the direct segment and retail store selling, occupancy, depreciation and administrative costs for the retail segment. Direct contribution less unallocated shared-service costs and general and administrative expenses is equal to income (loss) before interest and taxes. Unallocated shared-service costs include distribution and warehousing costs as well as merchandising, sourcing and product development costs. General and administrative expenses include corporate executive management costs, support service costs (e.g., shared information systems, finance and human resources) and corporate headquarters occupancy costs.

        The accounting policies of our segments are the same as those described in Note B to the financial statements contained in our Annual Report on Form 10-K for fiscal 2002. In addition, inter-segment balances and transactions have been eliminated.

        The following table summarizes direct contribution (loss) by segment and provides a reconciliation of segment direct contribution to income (loss) before interest and taxes (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002
Direct	$9,535	$16,945	$42,570	$52,312
Retail	(1,544)	1,946	(46)	5,553

Total direct contribution	7,991	18,891	42,524	57,865
Unallocated shared-service costs	(6,503)	(6,142)	(18,620)	(18,181)
General and administrative expenses	(6,234)	(6,495)	(16,555)	(17,723)

Income (loss) before interest and taxes	$(4,746)	$6,254	$7,349	$21,961

Direct Segment

        The direct segment's third quarter fiscal 2003 direct contribution decreased by $7.4 million, or 43.7%, compared to third quarter fiscal 2002. As a percentage of segment net sales, direct contribution decreased to 22.8% during third quarter fiscal 2003 from 33.6% during third quarter fiscal 2002. For the nine months ended September 27, 2003, direct contribution decreased by $9.7 million, or 18.6%, compared to the nine months ended September 28, 2002. As a percentage of segment net sales, direct contribution decreased to 28.9% during the nine months ended September 27, 2003 from 33.2% for the nine months ended September 28, 2002. These decreases in direct contribution as a percentage of segment net sales were primarily attributable to lower overall catalog productivity which resulted in higher selling, order processing and markdown expenses as a percentage of net sales.

Retail Segment

        The retail segment's third quarter fiscal 2003 direct contribution decreased by $3.5 million to a deficit of $1.5 million compared to a contribution of $1.9 million during third quarter fiscal 2002. For the nine months ended September 27, 2003, direct contribution decreased by $5.6 million to a deficit of $46,000 compared to a contribution of $5.6 million during the nine months ended September 28, 2002. These decreases in direct contribution were primarily attributable to lower gross margins as a result of increased off price selling and higher markdown charges resulting from lower than expected sales volume. In addition, lower overall sales productivity resulted in higher occupancy and depreciation costs as a percentage of net sales.

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

Liquidity and Capital Resources

        Our principal working capital needs arise from the need to support costs incurred in advance of revenue generation, primarily inventory acquisition and catalog development, production and mailing costs. We have two selling seasons that correspond to the fashion seasons. The spring season begins in January and ends in July. The fall season begins in July and ends in January. Our capital investment needs arise from initiatives intended to support our growth, including the retail store rollout and improvements to our physical and operating infrastructure. During the nine months ended September 27, 2003, we funded our working capital and capital investment needs primarily with cash generated from operations and our existing cash on hand.

        Cash and cash equivalents ("cash") increased by $3.2 million during the nine months ended September 27, 2003. Approximately $29.3 million in cash was generated from operations and $24.2 million was invested in property and equipment, primarily related to our retail store rollout. During the nine months ended September 27, 2003, net income before depreciation and amortization, collections on accounts receivable, increases in accounts payable and additional deferred credits from landlords were the primary sources of cash from operations. The primary use of cash from operations was related to increases in inventory.

        Cash decreased by $3.0 million during the nine months ended September 28, 2002. Approximately $19.9 million in cash was generated from operations and $7.7 million in cash was received from stock transactions, primarily from the exercise of stock options during the period. Approximately $26.7 million was invested in property and equipment, primarily related to our retail store rollout and $2.3 million was invested in trust assets associated with our deferred compensation plan. During the nine months ended September 28, 2002, net income before depreciation and amortization and additional deferred credits from landlords were the primary sources of cash from operations. The primary use of cash from operations was related to increases in inventory.

        Accounts receivable balances at September 27, 2003 were 58.6% lower than at December 28, 2002 primarily as a result of collections associated with our Holiday 2002 deferred billing program. Accounts receivable balances at September 27, 2003 were 24.8% lower than at September 28, 2002 primarily as a result of lower deferred billing amounts outstanding due to the year-over-year timing of the deferred billing promotion.

        Inventory levels at September 27, 2003 were 29.4% higher than at December 28, 2002 primarily as a result of increased store count and higher amounts of past season merchandise on hand, particulary with respect to our retail stores. This increase in past season merchandise on hand resulted from increased inventory levels intended to decrease missed sales opportunities, coupled with lower than expected sales. Inventory levels at September 27, 2003 were 11.6% lower than at September 28, 2002 primarily as a result of front-loading last year's Holiday receipts in order to mitigate the impact of the California dock workers labor dispute. This resulted in higher amounts of current season merchandise being on hand last September than are on hand this September. An aging of our retail inventory shows that prior season inventory has grown by approximately $5.8 million to $6.7 million at September 27, 2003 from $0.9 million at September 28, 2002. We plan to liquidate this incremental inventory through direct segment liquidation vehicles (clearance catalogs and e-mails, etc.), through our retail and outlet stores and through jobbers.

At September 27, 2003, we had accrued markdown reserves in order to value this inventory at the lower of cost or market. Retail segment inventory totaled $24.7 million at September 27, 2003, $18.4 million at December 28, 2002 and $28.3 million at September 28, 2002. Direct segment inventory totaled $19.3 million at September 27, 2003, $15.6 million at December 28, 2002 and $21.5 million at September 28, 2002.

        Accounts payable balances at September 27, 2003 were 65.0% higher than at December 28, 2002 and 21.1% higher than at September 28, 2003 primarily as a result of the growth in retail segment expenses, the timing of construction payables and increases in amounts payable for catalog costs. In addition the increase in accounts payable from December 28, 2002 also includes higher amounts payable for inventory.

        Accrued expense balances at September 27, 2003 were 4.4% higher than at December 28, 2002 primarily as a result of higher accrued amounts for retail store construction which were mostly offset by lower income taxes payable. Accrued expense balances at September 27, 2003 were 31.3% higher than at September 28, 2002 primarily as a result of higher accrued amounts for retail store construction, retail segment expenses and direct segment expenses.

        Deferred credits from landlords include step rent and allowances from landlords primarily related to our retail store leases. Deferred credits from landlords at September 27, 2003 were 34.5% higher than at December 28, 2002 and 57.5% higher than at September 28, 2002, primarily as a result of the additional retail stores opened since those dates.

        Our credit facilities at September 27, 2003 consisted of (i) a $60.0 million revolving credit facility (the "Revolving Credit Facility"); (ii) a $12.0 million real estate loan (the "Tilton Facility Loan"); and (iii) a $4.1 million equipment loan (the "Equipment Loan").

        A summary of our outstanding long-term debt follows (in thousands):

	September 27, 2003	September 28, 2002	December 28, 2002
Real estate loans	$10,682	$11,020	$10,937
Equipment loans	3,673	4,942	4,609
Capitalized lease obligations	4	57	44

Total long-term debt	14,359	16,019	15,590
Less current maturities	(1,687)	(1,764)	(1,788)

Long-term debt, less current portion	$12,672	$14,255	$13,802

        On June 26, 2003, we amended our Revolving Credit Facility primarily to extend its term, increase its letter of credit capacity and remove a prior borrowing restriction. The maturity date of the Revolving Credit Facility, as amended, is June 1, 2005. The amount of the Revolving Credit Facility, as amended, was increased from $50.0 million to $60.0 million, providing us with an additional $10.0 million in letter of credit capacity. Letters of credit are primarily used to procure inventory from foreign vendors. The amount available under the Revolving Credit Facility is reduced by outstanding borrowings and outstanding letters of credit. Outstanding borrowings may not exceed $20.0 million. The Revolving Credit Facility is collateralized by substantially all of our personal property, both tangible and intangible. Outstanding borrowings bear interest at an annual rate equal to the prime lending rate announced by one of the participating banks or the LIBOR lending rate plus 1.75% per annum. At September 27, 2003, the Revolving Credit Facility bore interest at 4.00% per annum. There were no outstanding borrowings on the Revolving Credit Facility at September 27, 2003 or September 28, 2002. Outstanding letters of credit totaled $26.6 million and $17.6 million at September 27, 2003 and September 28, 2002, respectively. Availability under the Revolving Credit Facility at September 27, 2003 and September 28, 2002 was $33.4 million and $32.4 million, respectively, subject in each case to the applicable borrowing cap.

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

        The weighted average interest rate for amounts outstanding under our credit facilities during the nine months ended September 27, 2003 was 7.09% per annum.

        Our credit facilities contain various lending conditions and covenants including restrictions on permitted liens. In the case of the Revolving Credit Facility, these conditions and covenants include certain financial coverage calculations and ratios, including (i) indebtedness and outstanding letter of credit balance to tangible net worth; (ii) hard current assets to current liabilities; (iii) debt service coverage; (iv) indebtedness, outstanding letter of credit balance and net present value of operating leases to tangible net worth; (v) minimum tangible net worth; and (vi) minimum annual net profit. The manner of making these calculations and computing these ratios is defined by the provisions of the Fifth Amended and Restated Loan Agreement, as amended, which is part of the Revolving Credit Facility. We were in compliance with the covenants associated with our credit facilities as of and for the quarters ended September 27, 2003 and September 28, 2002.

        At September 27, 2003, we had 111 retail stores, one retail outlet store and three direct outlet stores open. We expect to open 34 retail stores in fiscal 2003, 23 of which were opened in the first nine months of fiscal 2003. The cash requirements related to our retail store initiative are significant and are primarily comprised of expenditures for leasehold improvements, net of landlord allowances, and initial inventory acquisition costs. The initial cash requirements for opening a new retail store are currently estimated at an average of approximately $0.7 million per store.

        At September 27, 2003, our cash requirements related to outstanding long-term debt and future minimum lease payments for operating leases having a remaining term in excess of one year at such date were as follows (in thousands):

	Long-Term Debt	Lease Commitments	Total
For the remainder of fiscal 2003	$418	$4,113	$4,531
Fiscal 2004	1,706	24,737	26,443
Fiscal 2005	1,804	26,184	27,988
Fiscal 2006	1,036	26,532	27,568
Fiscal 2007	463	26,935	27,398
Thereafter	8,932	118,899	127,831

Total	$14,359	$227,400	$241,759

        At September 27, 2003, the maximum amount of future minimum payments for operating leases in any year was $27.4 million in 2009.

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

        Our sources of cash include cash on hand ($48.0 million at September 27, 2003), available borrowing capacity under our Revolving Credit Facility ($20.0 million at September 27, 2003) and anticipated cash flow from operations. Our principal uses of cash include cash required to support current operations as well as investments in infrastructure and our retail store rollout. We estimate that we will invest approximately $12.7 million of cash, before landlord allowances, in property and equipment during the remaining three months of fiscal 2003, primarily for retail store construction. We expect this investment to more than offset cash generated from operations during the fourth quarter of fiscal 2003 resulting in a net decrease in cash during the quarter. We currently expect to end fiscal 2003 with approximately $40.0 million in cash.

        As previously mentioned, we have embarked on an investment strategy to build our human and systems infrastructure to support our future growth, particularly in the product development and sourcing areas. This strategy will require us to invest cash in advance of receiving economic benefit. We currently estimate the fiscal 2004 impact of these investments on cash to be approximately $6.0 million to $7.0 million. This amount represents costs to be incurred related to incremental hiring, process enhancements and systems infrastructure changes. This estimate is for fiscal 2004 only and does not include any future investments to be made beyond fiscal 2004. As we execute this strategy in fiscal 2004 this estimate may change. We cannot assure that this investment will have a positive economic impact in the future. In order to mitigate our liquidity risk while we make these investments we have decided to limit our fiscal 2004 store openings to 20 and to reduce the number of pages in our catalogs by approximately 15% as compared to this year. We currently expect to end fiscal 2004 with at least $40.0 million in cash.

        Based on current operating conditions, we believe we have sufficient sources of cash to execute our operating plans and our investment strategy. Should current operating conditions deteriorate, we may generate less cash flow from operating activities than expected and be required to use more of our cash on hand than planned. In addition, we may need to borrow on our Revolving Credit Facility. We believe that we have some flexibility to adjust our mid-to-long-term operating plans to respond to any significant decrease in our cash resources. For example, we could adjust the timing and extent of our retail store rollout for fiscal 2005 and beyond, change our catalog circulation strategy or limit the extent of our investment in our product development and sourcing initiatives.

Future Financial Targets

        With respect to the remainder of fiscal 2003, we are targeting diluted earnings per share for the fourth quarter to range between $0.09 and $0.14, compared to $0.30 last year. We are targeting net sales to range between $109.0 million and $114.0 million, compared to $107.9 million last year. We expect gross margin as a percentage of net sales for the fourth quarter to decline by 300 basis points and selling, general and administrative expenses as a percentage of net sales to increase by 280 basis points as compared to last year's fourth quarter. The projected decline in fourth quarter results as compared to a year ago reflects our expectation that the current trend of business will continue into the fourth quarter.

        These are our targets, not predictions of actual performance. Historically, our performance has deviated, often materially, from our targets. See the first paragraph of this Item 2 for factors that might cause such deviations.

Recent Developments

        In October 2003, Patricia C. Lee, President of Merchandising and Product Development, resigned from The J. Jill Group, Inc. for personal reasons. Also in October, we reorganized our product management and merchandising areas and promoted Stephen Pearson to Executive Vice President/Merchandising and Product Development.

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

Item 4. Controls and Procedures

        We carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of September 27, 2003. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of September 27, 2003 our disclosure controls and procedures were effective in timely alerting them to material information required to be included in our reports filed or submitted under the Securities Exchange Act of 1934. No change in our internal control over financial reporting occurred during third quarter fiscal 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

        On May 15, 2003, June 6, 2003 and July 14, 2003, three civil actions were brought against us and two of our executive officers (Gordon R. Cooke, President and Chief Executive Officer, and Olga Conley, Executive Vice President/Chief Financial Officer) in the United States District Court for the District of Massachusetts, each allegedly on behalf of a class of purchasers of our Common Stock, and each alleging violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. On October 3, 2003, the three actions were consolidated into a single action (the "Securities Action"). The Securities Action identifies a class period from February 12, 2002 through December 4, 2002, alleges that we failed to disclose and misrepresented certain adverse facts and seeks unspecified monetary damages and costs and expenses, including attorneys' fees. We intend to vigorously defend ourselves against these claims.

        On August 19, 2003, The Birch Pond Group, Inc., a subsidiary of The J. Jill Group, Inc., was served with a class action complaint filed in California state court (Riverside) concerning alleged failure to allow 10 minute employee rest periods, failure to allow 30 minute meal periods and violation of California laws relating to uniforms and coerced patronage. The named plaintiffs seek to represent a class consisting of current and former sales associates and assistant managers employed by us within the past four years in California. On September 17, 2003, we filed our answer to the complaint, denying the plaintiffs' claims and setting forth various affirmative defenses. We intend to vigorously defend ourselves against these claims.

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
3.4	By-Laws of the Company, as amended (included as Exhibit 99.1 to the Company's Current Report on Form 8-K filed November 24, 1999, File No. 0-22480, and incorporated herein by reference)
Material Contracts
10.1	Agreement of Sublease between the Company and Lumbermens Mutual Casualty Company, dated August 28, 2003.
Certifications
31.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350

  (b) Reports on Form 8-K

        On July 24, 2003 we filed a report on Form 8-K to report the issuance of a press release commenting on our financial results for the second quarter ended June 28, 2003.

        On September 18, 2003, we filed a report on Form 8-K to report the issuance of a press release commenting on our then current expectations for our financial results for the fiscal quarter ended September 27, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE J. JILL GROUP, INC.
Dated: November 10, 2003	By:	/s/ OLGA L. CONLEY Olga L. Conley Authorized Officer Executive Vice President/ Chief Financial Officer and Treasurer (Principal Financial Officer)
Dated: November 10, 2003	By:	/s/ LINDA L. TRUDEL Linda L. Trudel Authorized Officer Vice President / Corporate Controller (Principal Accounting Officer)

THE J. JILL GROUP, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 27, 2003

EXHIBIT INDEX

Material Contracts
10.1	Agreement of Sublease between the Company and Lumbermens Mutual Casualty Company, dated August 28, 2003.
Certifications
31.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350