Form 10-K
period 2003-12-27
J JILL GROUP INC
filed 2004-03-10
CIK 910721

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 27, 2003
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-22480

The J. Jill Group, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	04-2973769 (I.R.S. Employer Identification No.)
4 Batterymarch Park, Quincy, MA (Address of Principal Executive Offices)	02169 (Zip Code)

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

        At June 28, 2003, the aggregate market value of common stock held by non-affiliates of the Registrant was $313,257,551 based on the closing price ($16.64 per share) for the common stock as reported on The NASDAQ Stock Market on June 28, 2003.

        Shares outstanding of the Registrant's common stock at February 27, 2004: 19,907,816

DOCUMENTS INCORPORATED BY REFERENCE

        Certain portions of the Proxy Statement for the Annual Meeting of Stockholders of The J. Jill Group, Inc. to be held on June 4, 2004, which will be filed with the Securities and Exchange Commission within 120 days after December 27, 2003, are incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

THE J. JILL GROUP, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 27, 2003

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

The Company

        We are a multi-channel specialty retailer of women's apparel, accessories and footwear. We market our products through retail stores, catalogs and our website jjill.com. In our early years, we were a multi-brand single channel market sourced retailer. We subsequently changed our strategic direction to focus our efforts on becoming a single brand multi-channel private label retailer. In September 1999, we launched jjill.com and in November 1999, we opened our first retail store. We currently have two reportable business segments, direct and retail. Each segment is separately managed and utilizes distinct distribution, marketing and inventory management strategies. The direct segment markets merchandise through catalogs and our website. The retail segment markets merchandise through retail stores. During the year ended December 27, 2003 ("fiscal 2003"), our retail business generated $177.5 million in net sales, or 47% of our total net sales, and our direct business generated $200.2 million in net sales, or 53% of our total net sales.

Our Business Strategy

        Our strategic mission is to build J. Jill into a premier national brand. Currently, our retail and direct businesses are roughly comparable in size. We expect our future growth to come from our retail channel. At December 27, 2003, we had 122 retail stores open in 32 states, and we expect to open 20 additional retail stores in 2004. We believe there is a total market potential for 300 to 500 of our retail stores throughout the United States. Our direct business consists of an established and profitable core catalog business and a growing internet operation. Our direct segment has generated strong cash flow and has been the primary source of funding for our retail store rollout. Our plan is to maintain the total direct business at roughly $200 million in annual net sales with internet sales coming to represent an increasing portion of the total direct business over time. In addition, our objective is to maintain a strong cash position while we fortify our operational and systems infrastructure where necessary without burdening the organization with additional debt.

        In fiscal 2003, we determined that our business had reached a level of growth and complexity that could no longer be adequately supported by the front-end product development and merchandising infrastructure that had historically worked well in our catalog business. We felt we needed an infrastructure that could support a more complex multi-channel business. Consequently, we committed to make significant investments in both personnel and systems to re-engineer and upgrade our operating infrastructure and processes in the areas of design, product management, sourcing, product integrity, technical design and merchandising. We believe that these investments will allow us to fundamentally change the way we source and develop product, how we flow product, how we present product and the product itself. In 2004, we are planning to spend approximately $6.0 million to $7.0 million on our front-end product development and merchandising infrastructure. This estimate is for 2004 only and does not include any future investments to be made beyond 2004. Additionally, as we execute this strategy this estimate may change.

The J. Jill Brand

        Our target customers are active, affluent women age 35 to 55. We offer our customers a broad range of apparel in a wide range of sizes. Our apparel is versatile and can be worn during the workweek, on weekends and for casual evenings out. Our brand is about combining comfort and style with natural beauty and individuality, infused with a sense of community, friendship and family.

        Our creative approach aims to capture and communicate a consistent, comprehensive, cohesive vision of the J. Jill brand and to carry this vision across all three distribution channels. In our catalogs and on our website, we use photography and text intended to forge an emotional bond with our customers. This lifestyle photography generally depicts settings familiar to our customers idealized in such a way as to convey the key elements of the J. Jill brand.

        Our retail stores are designed to create a warm, inviting atmosphere. We accomplish this by combining our lifestyle photography with natural materials, such as stone and bamboo, natural colors and textures, french doors, a soothing water fountain and relaxing music. Together these elements create a comfortable, home-like environment. We believe this unique store environment provides an appropriate showcase for our merchandise assortment and promotes the J. Jill brand aesthetic.

Distribution Channels

  Retail

        In fiscal 2003 we opened 34 new retail stores, bringing our total to 122 at year end. We plan to continue to rollout new retail stores in premium locations throughout the United States. In order to mitigate our liquidity risk in 2004 while we make the aforementioned investments in our product development and merchandising infrastructure, we have decided to limit our 2004 store openings to 20. Our real estate strategy is to target locations approximately 3,800 to 4,200 square feet in size, primarily in malls or lifestyle centers. Additionally, we are testing a smaller 2,700 square foot store scheduled to open in mid-2004. Other site selection criteria include whether the other tenants in the location are likely to attract our target customers, the proposed location of our store in the mall and the concentration of our catalog/internet customers in the surrounding trade area. We use a real estate consulting firm to identify potential locations for our stores and to assist in the negotiation of our retail store leases. It generally takes seven to nine weeks to construct one of our retail stores. Our current per store prototype provides for a total gross store build out cost of $800,000 less $400,000 in expected landlord allowances. We look for locations where the economics can deliver an 18 month payback and a 70% return on net investment.

        During fiscal 2003, we updated our retail store design and implemented several changes to make our retail stores more welcoming and user-friendly for our customers. We created more of a boutique environment through the introduction of framed pictures and display forms. Our primary goals were to make it easier for our customers to recognize merchandise trends, to improve the way we feature our signature pieces and to better display our merchandise. We also wanted to increase the appeal of our stores by giving them a warmer look and feel. All stores opened since the latter half of fiscal 2003 have incorporated these new design elements, and we expect to continue to incorporate these elements in our future retail stores. In addition, we have retrofitted many of our existing retail stores with these new elements and we expect to retrofit the remaining stores by the end of the first quarter of 2004.

        The intranet site at the concierge desk in our retail stores continues to play a pivotal role in ensuring that our retail customers have access to virtually all products that we currently offer. This service has been well received by our customers and generated approximately 8% of total retail net sales in fiscal 2003, enabling us to not only provide superior customer service but also to capture incremental sales.

  Direct—Catalog and Internet

        In fiscal 2003, we mailed approximately 73 million catalogs. Our circulation strategy is focused on mailing to customers who have already purchased from us and acquiring new customers through targeted prospecting. Our goal is to circulate at breakeven or above (that is, to mail only to the point where the incremental projected net sales are at least equal to the incremental costs associated with mailing a catalog). In order to mitigate our liquidity risk in 2004 while we make the aforementioned investments in our product development and merchandising infrastructure, we have decided to reduce the number of pages in our 2004 catalogs by roughly 15% as compared to fiscal 2003.

        The internet component of our direct business continues to be an important channel for us. All current J. Jill catalog merchandise is available on jjill.com. Customers can use jjill.com to enter catalog orders, shop online, check order status and check inventory availability. Our ongoing goals within the internet channel are to maintain the ease of navigation, to periodically enhance the functionality of the website, to find cost effective ways to drive customer traffic to the website and to provide first rate customer service on the website. In fiscal 2003, we continued to improve the functionality of jjill.com. Some of the major improvements in fiscal 2003 included implementing a store locator so that customers can locate the name and phone number of store locations throughout the country; introducing our "J. Jill Boutique" which allows our customer to shop for complete outfits; improving our "catalog quick order" functionality to streamline and improve the ordering process for customers who simply wish to enter an order from a catalog; improving the styling of our digital photography; and making the lifestyle shots from the catalog available on product pages so that the customer can get a better idea about the product look and fit. In addition, during fiscal 2003 we launched the J. Jill brand on Amazon.com's "Apparel and Accessories" section.

        We also continued our web-specific "pay-for-performance" affiliate marketing programs in fiscal 2003. These programs have provided a way to increase traffic to our website and add to our customer base. Through these commission-based programs we work with other brand relevant websites or search engines to promote the J. Jill brand and provide direct links to our website. At December 27, 2003 we had 115 affiliates in our affiliate marketing programs and we estimate that these programs generated roughly $8.4 million in net sales in fiscal 2003.

Merchandising and Product Development

        We are in the process of implementing a new strategic direction in merchandising and product development. In order to define and facilitate these changes, all merchandising and supply chain functions were re-positioned under new leadership in fiscal 2003 and the organization began its makeover process. In addition to creating the position of Executive Vice President of Merchandising and Product Development, we also created the position of Vice President of Sourcing and Product Management and in early 2004 added both a new Vice President of Visual Merchandising for our retail stores and a new Design Director.

  Merchandising and Design

        Our merchandising and design strategy is to offer trend relevant, sophisticated casual lifestyle clothing and complementary accessories and footwear that appeals to our target customer. We design, develop and oversee the execution of virtually all of our apparel offerings in-house. Our apparel is manufactured to our specifications by both foreign and domestic vendors. In fiscal 2003, we offered over 750 misses' apparel styles. Third party vendors design most of our accessories and outerwear styles for us with input from us. Over the next 12 to 24 months we expect to progressively increase the level of our in-house design and development of accessories and outerwear. The only third party brand name products that we offer today are in footwear and those styles are selected primarily from the regular offerings of our footwear vendors with occasional modifications made for exclusivity. Our apparel styles are offered in a broad assortment of sizes including misses', petite, woman's and tall. In fiscal 2003, approximately 63% of our direct segment misses' apparel styles were also offered in an extended size. In fiscal 2003, approximately 86% of the misses' apparel styles offered through our catalog and internet channels were also offered in our retail channel. Approximately 16% of the misses' apparel styles carried in our retail stores in fiscal 2003 were offered only in our retail stores.

        We believe that within merchandising and design our biggest opportunity to grow our business is to reach out to our current core customers with a more compelling assortment and variety of merchandise that will also attract new customers seeking unique, artistic expression in their apparel. We are currently addressing this opportunity through the following initiatives:

  •
  Providing clearer, brighter color palettes that are differentiated across more distinctly defined end uses;

  •
  Standardizing and streamlining our fit offerings across all product categories to provide our customers with more body conscious and flattering silhouettes, while retaining the comfort of fit that has traditionally existed in our garments;

  •
  Reducing our style counts by roughly 20% to 30% for fall 2004 in order to provide a more focused collection and point of view for the J. Jill brand;

  •
  Defining and supporting a core offering of products within our overall assortment that will be the foundation upon which our collections are built, available seasonally and/or annually as appropriate for our customer;

  •
  Aligning our direct and retail channel product flow and enabling marketing synergies, improved customer service and satisfaction; and

  •
  Building in-house non-apparel design, sourcing and merchandising capabilities to enable us to significantly grow our accessories business.

        All of these initiatives should enable us to more effectively deliver the fresh and innovative merchandise that has been the hallmark of the J. Jill brand.

  Product Management and Sourcing

        We sell both domestically produced and imported merchandise. In fiscal 2003 we purchased merchandise from 188 vendors. Approximately 77% of the merchandise purchased in fiscal 2003 was purchased directly from foreign sources, primarily located in Hong Kong and China. In addition, goods purchased from domestic vendors may be sourced abroad by such vendors. We believe that our combined foreign purchases, including direct purchases and indirect purchases through domestic vendors, totaled roughly 93% of our total purchases during fiscal 2003. During fiscal 2003 we did not purchase more than 10% of our inventory directly from any one vendor. However, we did purchase approximately 38% of our inventory through one buying agent. We expect that we will continue to purchase significant amounts of merchandise from foreign sources in the future. We seek to establish long-term relationships with our merchandise vendors and work closely with them to ensure high standards of merchandise quality. As part of our sourcing initiatives over the next year we will be looking for opportunities to move some of our foreign purchases to new markets in an effort to improve quality, decrease lead times and reduce our current concentration risk in China and Hong Kong.

Inventory Control and Merchandise Distribution

        Our inventory management strategy is to maintain flexibility in deploying inventory across all three distribution channels while maintaining appropriate levels of fulfillment in the catalog and internet channels and appropriate in-stock positions in the retail channel. We use a centralized warehouse management system, under which all merchandise is received, processed and distributed, through our operations, fulfillment and distribution center in Tilton, New Hampshire (the "Tilton facility").

Merchandise received at the Tilton facility is promptly inspected and allocated to either direct or retail. Retail merchandise is subsequently assigned to individual retail stores, packed for delivery and shipped to the stores. We ship merchandise to our retail stores virtually every week. Direct receipts are used to fulfill backorders to the extent possible and the remainder is put into its assigned location awaiting future customer orders. We believe that our centralized warehousing system as well as the synergy of our products across all channels allows us to move merchandise efficiently between our three distribution channels to take better advantage of sales trends and to liquidate overstocks more efficiently.

        The Tilton facility contains 573,000 square feet of space, of which 149,000 square feet is currently used solely for retail store distribution. We expect to be able to support the distribution requirements for up to 240 retail stores within our existing distribution center.

        All of our retail stores have point-of-sale terminals that transmit information daily on sales by item, color and size. Our stores are equipped with bar code scanning devices for the recording of store sales, returns, inventories, price changes, receipts and transfers. We evaluate this information, together with weekly reports on merchandise statistics, prior to making merchandising decisions regarding reorders of fast selling items and the allocation of merchandise.

        In the direct segment, we schedule initial inventory deliveries to be received two to three weeks prior to the planned offering date. This timing is critical to our ability to promptly fulfill customer orders on these catalogs. Reorders are received periodically throughout the year and are meant to replenish fast selling items and fulfill backorders.

        We monitor our overstock levels and attempt to reduce our overstocks through a variety of promotional efforts. In our direct segment, we offer certain overstocked items to our customers at the time they place orders for other merchandise in an attempt to increase sales of the overstocked items. We also plan several sales events throughout the year including periodic value-priced offerings in our full price catalogs, seasonal sales catalogs and package inserts. We also use our website and outbound e-mail capabilities to liquidate overstocked items. In our retail segment, we use markdowns or other promotional efforts to increase the sell-through of overstocked items. Because all of our inventory is delivered to our Tilton facility prior to distribution to our retail stores, we are able to adjust the quantities of slower selling items before they are delivered to our retail stores. By refraining from sending large quantities of slower selling items to the stores we are able to mitigate the amount of in-store overstocks and liquidate this merchandise more efficiently through our other distribution channels. We also sell excess inventory through our outlet stores, and to a lesser degree through inventory liquidators. We have four outlet stores that are used solely for the purpose of liquidating overstocks. In 2004, we plan to open two additional outlet stores to support our expansion.

Customer Database

        In fiscal 2003, we consolidated all of our catalog, internet and retail customer and transaction data into one multi-channel database. This database enables us to see how our customers use our various channels to shop and should promote effective cross-channel marketing to our customers. We currently capture customer information for 100% of our catalog and internet customers and roughly 50% to 70% of our retail store customers. Our customer database contains detailed purchasing information and certain demographic information for our customers, e-mail addresses and the names and addresses of individuals who have requested catalogs from us. At December 27, 2003, our customer database contained approximately 3.9 million individual customer names, including 998,000 customers who had placed a catalog or internet order with us within the previous 12 months ("12-month buyers"). We estimate that 41% of these 12-month buyers have made multiple purchases from us within the previous 12 months. At December 27, 2003, our database contained approximately 867,000 e-mail addresses and approximately 660,000 retail-only names and addresses. We continue to add functionality to the database that will allow us to fully utilize the cross-channel marketing capabilities of the system. We expect to complete this project by mid-2004.

        Our database is maintained off-site by a service bureau, which processes the information in accordance with instructions from us. Our agreement with the service bureau requires the service bureau to safeguard the confidentiality of our database. Since consolidating the data from each of our distribution channels, the database is generally being updated on a daily basis.

        The information stored in the database serves a variety of purposes. To determine which of our customers will receive a particular catalog mailing, we analyze the information stored in our database using statistical modeling techniques. We use e-mail addresses contained in the database to contact our customers with advance screenings of upcoming catalogs, wardrobing ideas and promotional offers. Our retail data is used to determine which customers should be selected for targeted mailings about in-store promotions and events.

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

Unconditional Guarantee

        We offer an unconditional merchandise guarantee. If a customer is not completely satisfied with any item for any reason, the customer may return it through any of our distribution channels for a merchandise exchange or a full refund. To simplify the return process for our catalog and internet customers, we include a self-addressed return label with every catalog and internet package, which customers can use to return any item to us through the United States Postal Service without paying return postage fees in advance. We believe that our return rates are consistent with industry standards for comparable merchandise. Return trends for both the direct and retail channels are closely monitored to identify any product quality or fit issues. Returned merchandise is inspected carefully and, unless damaged, is cleaned, repackaged if necessary and returned to inventory. Approximately 93% of customer returns are recycled into inventory.

Private Label Credit Card and Loyalty Program

        As part of our brand building strategy, we offer our own private label credit card. A third party administrator bears the credit risk associated with the credit card without recourse to us. The card can be used in any of our distribution channels. We believe that customers who use the card tend to purchase more frequently and tend to have a larger average order size than those who do not. Roughly 27% of transaction dollars processed during fiscal 2003 related to the J. Jill credit card. At December 27, 2003, there were 576,000 J. Jill credit card holders.

        We target our cardholders with special incentives as a reward for having and using the card. All of our cardholders are automatically enrolled in our customer loyalty program called "Take 5." The program entitles a customer to a 10% discount on her first purchase with the card and a 5% discount on any purchases made with the card thereafter. Finally, the 5% discount is offset somewhat by lower credit card processing fees on the J. Jill card versus all other accepted credit cards.

        J. Jill credit card holders are also invited to periodic "wardrobing events." These events are designed to increase store sales and provide added benefits to our existing loyal customers. When a new collection is introduced, certain cardholders are invited, along with a friend, to their local store where they receive one-on-one wardrobing tips and individualized sales assistance. During these special events, customers also receive an additional discount on their purchases. During fiscal 2003, we hosted over 250 of these events.

Information Systems and Technology

        Our information systems consist of a full range of retail, financial and merchandising systems, including order management, warehouse management, sales reporting, merchandise reporting, inventory planning, allocation, forecasting and control, human resource management, accounts payable and general ledger. We protect company sensitive information on our servers from unauthorized access using industry standard network security systems and monitoring in addition to anti-virus and firewall protection. Our website uses encryption technology to protect sensitive customer information.

        We are committed to making ongoing investments in our information systems to increase operating efficiency and support our anticipated growth. We believe that our ability to capture and analyze operational and financial data and relevant information about our customers and their purchasing history is critical to our success. In 2004 we plan to make significant investments in our information systems related to our supply chain and merchandising initiatives.

        In addition to our in-house data processing and information systems resources, we also use several outside vendors for key services such as website hosting, network monitoring, list management and credit card administration and approval.

Community Outreach

        We are committed to establishing long-term relationships with nonprofit community-based organizations whose missions are to aid women and children in need. Profits from the sale of selected items as well as direct company contributions to the J. Jill Compassion Fund at the Boston Foundation are being used to support the work that these organizations do to improve the lives of women and children. We also participate in co-sponsored fund raising initiatives with selected organizations. Through contributions to the fund as well as direct donations to selected charities we contributed nearly $400,000 to charitable causes in fiscal 2003. In addition, we provide all of our full-time employees with the opportunity to directly support their communities by allowing them to use one paid workday per year to participate in a volunteer service activity. We believe it is important to show our commitment to the communities in which we live.

Competition

        The women's apparel market is highly competitive. We compete with other direct marketers, specialty apparel and accessory retailers and traditional department store retailers. Many of our competitors are larger and have greater financial, marketing and other resources. We believe that we compete principally on the basis of the lifestyle element of the J. Jill brand.

Employees

        As of February 27, 2004, we employed 2,606 individuals, of whom 1,216 were full-time (those employees scheduled to work 30 hours or more per week). None of our employees are represented by a union. We consider our employee relations to be good.

Trademarks and Service Marks

        We have registered various trademarks and service marks with the United States Patent and Trademark Office, including "J. Jill."

Information Available on our Website

        Our corporate internet address is www.jjill.com. Our website provides a hyperlink to a third party website through which our annual, quarterly and current reports, amendments to those reports, as well as other documents we file electronically with the Securities and Exchange Commission ("SEC") are available free of charge. We believe these reports are made available as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. We do not provide any information directly to the third party website, and we do not check its accuracy. Copies of these reports can also be obtained from the SEC's website at www.sec.gov.

Item 1A. Risk Factors

Customer response to our merchandise offerings is dependent on a variety of factors.

        Customer response to our merchandise offerings is substantially dependent on our merchandise assortment, availability and creative presentation. It can also be affected by factors that are outside of our control. We have historically experienced fluctuations in customer response. If we are unable to achieve anticipated customer response, our sales and profitability could be adversely affected.

Our retail store initiative may be unsuccessful, and our retail business is subject to a number of uncertainties.

        Our current growth strategy is based primarily on our retail store initiative. At the present time, we are devoting significant financial resources and operational efforts to the opening and operation of our retail stores. At December 27, 2003, we had 122 retail stores open. During 2004, we plan to continue our retail store growth strategy by opening an additional 20 retail stores. The operation of retail stores presents a number of risks and challenges not present in our direct business, including the following:

  •
  We are required to make long-term financial commitments when leasing retail store locations;

  •
  We make substantial investments in store design, leasehold improvements and other areas prior to the opening of each store, and thereafter, we must continue to invest to maintain our store facilities;

  •
  Our retail store assets and personnel are substantially under the control of individual store management. We rely on our store managers to ensure that our assets are secure, our people are properly trained and managed and our stores are operating effectively. We expect to become further decentralized as we open more retail stores. If we are unable to effectively operate in a decentralized environment, our sales could decline and our assets could be inadequately safeguarded;

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

        Our direct business presents a number of risks and uncertainties, including the following:

  •
  A significant percentage of our 12-month buyers live in proximity to one of our retail stores. Competition from our retail stores may result in fewer catalog and internet orders in these areas;

  •
  Our ability to sustain our direct business is largely dependent on our ability to acquire and retain customers;

  •
  We are reducing our page counts in 2004 by roughly 15% as compared to fiscal 2003 in order to lower our liquidity risk as we invest in our product development and merchandising infrastructure. These page count reductions could adversely affect our net sales and profitability;

  •
  United States Postal Service rates may increase. This could increase the cost of mailing our catalogs and may result in lower profits for our direct business;

  •
  The operation of our direct business is dependent on our ability to maintain the efficient and uninterrupted operation of our order taking and fulfillment operations and our website. Disruptions or slowdowns in these areas could include those resulting from disruptions in telephone service or electrical outages, inadequate system capacity, human error or accidents, fire, natural disasters or adverse weather conditions and lack of labor availability. These problems could result in a reduction in net sales as well as increased administrative and order processing costs;

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

Our current product development and merchandising infrastructure is inadequate to support our planned growth.

        In fiscal 2003, we determined that our business had reached a level of growth and complexity that could no longer be adequately supported by the front-end product development and merchandising infrastructure that had historically worked well in our catalog business. We felt we needed an infrastructure that could support a more complex multi-channel business. Consequently, we committed to make significant investments in both personnel and systems to re-engineer and upgrade our operating infrastructure and processes in the areas of design, product management, sourcing, product integrity, technical design and merchandising. We believe that these investments will allow us to fundamentally change the way we source and develop product, how we flow product, how we present product and the product itself. There can be no assurance that our investments will result in an improved infrastructure that will result in improved sales or profitability. If our new infrastructure is not able to support the requirements of our multi-channel model our business and financial condition could be adversely affected. In addition, the cost of these investments may adversely affect our profitability in the short-term.

The success of our business depends on our ability to anticipate and interpret fashion trends.

        Our future success depends on our ability to anticipate fashion trends and interpret them for our target market. We begin the product development process approximately 12 months before the merchandise is available to customers. We can provide no assurance that we will be able to identify and offer merchandise that appeals to our customer base or that any introduction of new merchandise categories will be successful or profitable. Our failure to anticipate fashion trends or to interpret them in a manner acceptable to our target customers could impact our profitability by creating a need for us to sell our merchandise at markdown prices.

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

        We purchase a significant portion of our merchandise directly from foreign sources, primarily located in Hong Kong and China. In addition, goods purchased from domestic vendors may be sourced abroad by such vendors. We expect that we will continue to purchase significant amounts of merchandise from foreign sources in the future. Accordingly, our operations are subject to the normal risks and burdens of purchasing merchandise abroad, including customs compliance; import duties or restrictions; the availability of quota; greater difficulty in supervising distant suppliers; work stoppages; and in certain parts of the world, political and economic instability.

        In addition, we require our vendors to abide by a stringent code of conduct that sets guidelines for employment practices such as wages and benefits, health and safety, working hours and working age, and for environmental, ethical and legal matters. We cannot eliminate the possibility of non-compliance with our vendor code of conduct. If any of our vendors are found to be out of compliance with our vendor code of conduct, our sales could be materially affected by the resulting negative publicity.

The success of our business depends on the timely receipt of inventory from our vendors.

        The success of our direct business depends on our ability to fulfill orders. The success of our retail business depends on our ability to keep appropriate levels of inventory in our stores. If inventory receipts are delayed, we might be unable to fulfill certain orders and inventory levels in our stores might fall below desirable levels, which could result in cancelled orders or lost sales.

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

        In July 2003 we merged our catalog/internet subsidiary, J. Jill Direct, Inc., into our retail store subsidiary, The Birch Pond Group, Inc. This restructuring provides us with enhanced customer service and cross-channel marketing opportunities. As a result of these changes, we are now required to collect sales tax on catalog and internet sales to customers in states where we have retail stores, if applicable. Although it is difficult to quantify the impact of this change, we believe the collection of sales taxes has not materially impacted our fiscal 2003 direct segment sales, nor do we expect it to have an adverse effect on sales in the future.

        Prior to July 2003, our direct marketing subsidiary collected sales tax on our catalog and internet sales only in Massachusetts. Many states have attempted to require that out-of-state direct marketers and internet retailers collect sales taxes on sales of products shipped to their residents, but the legality of the imposition of such taxes is unsettled. Although we believe that we have collected sales tax where we are required to do so under existing law, state tax authorities may disagree.

Talented personnel are critical to our success.

        Our success depends to a significant extent upon our ability to retain key personnel, particularly Gordon R. Cooke, President, Chief Executive Officer and Chairman of our Board of Directors, and to

continue to attract talented new personnel. The loss of the services of Mr. Cooke or one or more of our current members of senior management, or our failure to attract talented new employees, could have a material adverse effect on our business. We do not have employment contracts with any members of our current senior management that would prohibit them from competing with us following the termination of their employment.

A major failure of our information systems could harm our business.

        We depend on information systems to operate our website, process orders, respond to customer inquiries, manage inventory, purchase, sell and ship goods on a timely basis and maintain cost-efficient operations. Any material disruption or slowdown of our systems could cause orders to be lost or delayed and could damage our reputation with our customers or cause our customers to cancel orders. We may experience operational problems with our information systems as a result of system failures, viruses, computer "hackers" or other causes. We cannot assure that our systems will be adequate to support future growth.

Our operating results fluctuate.

        Our annual and quarterly operating results have fluctuated, and we expect these fluctuations to continue. Among the factors that may cause our operating results to fluctuate are customer response to merchandise offerings; the timing of the rollout of our new retail stores; seasonal variations in sales; the timing and size of catalog mailings; the costs of producing and mailing catalogs; the timing of merchandise receipts; the level of merchandise returns; changes in merchandise mix and presentation; and unanticipated operating costs and other factors beyond our control, such as general economic conditions and actions of competitors.

        Our current expense levels are based in part on our expectations of future net sales and, as a result, net income for a given period could be disproportionately affected by any reduction in net sales for that period. In addition, we expect our retail store business to be more seasonal than our direct business.

        As a result of all of these factors, we believe that period-to-period comparisons of our historical and future results will not necessarily be meaningful and should not be relied on as an indication of future performance.

Our success is dependent on the performance of our vendors and service providers.

        Our business depends on the performance of third parties, including manufacturers and foreign buying agents; telecommunications service providers; the United States Postal Service; United Parcel Service; shipping companies; our construction manager, landlords and building contractors; paper manufacturers and printers; photographers, creative designers and models; credit card processing companies; the service bureau that maintains our customer database; and our overflow call center.

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

        Although we use a variety of buying agents and buy directly from a variety of domestic vendors, we place significant reliance on our relationship with one foreign buying agent. We believe that this concentration risk is mitigated by the fact that this buying agent purchases our inventory directly from a variety of foreign vendors. Although we could purchase this inventory through alternative buying agents and/or directly from vendors, loss of this buying agent could disrupt operations. We attempt to mitigate this risk by working closely with this buying agent and our other key buying agents and vendors.

Our business is subject to a number of external costs that we are unable to control.

        Our business is subject to a number of external costs that we are unable to control, including labor costs; insurance costs; printing, paper and postage expenses; shipping charges associated with distributing merchandise to our customers and stores; retail store facility rental and construction costs; and inventory acquisition costs, including product costs, quota and customs charges. Any increase in these or other external costs could adversely affect our financial position, results of operations and cash flows.

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

        Provisions of our Certificate of Incorporation and By-Laws and of the Delaware General Corporation Law may make it more difficult for a third party to acquire us, even if doing so would allow our stockholders to receive a premium over the prevailing market price of our common stock. Those provisions of the Certificate of Incorporation and By-Laws and of the Delaware law are intended to encourage potential acquirers to negotiate with us and allow our Board of Directors the opportunity to consider alternative proposals in the interest of maximizing stockholder value. However, those provisions may also discourage acquisition proposals or delay or prevent a change in control, which could negatively affect our stock price.

Item 2. Properties

        The following table sets forth certain information relating to our facilities at December 27, 2003:

Location	Square Footage	Function	Type of Interest (1)	Lease Termination
Tilton, NH (approx. 360 acres)	573,000(2)	Operations, Fulfillment & Distribution Center	Owned	—
Quincy, MA	96,000	Corporate Offices	Leased	10/31/09–12/31/09
122 Retail stores throughout the United States	3,000-7,000	Retail store space	Leased	01/31/10–01/31/15
4 Outlet stores in New Hampshire, Massachusetts and Maryland	3,000-4,000	Outlet store space	Leased	06/30/04–01/31/13
(1)
The Tilton operations, fulfillment and distribution center is owned by Birch Pond Realty Corporation, a wholly owned subsidiary of The J. Jill Group, Inc. (See Note E to the accompanying consolidated financial statements.) Our retail and outlet stores are leased by The Birch Pond Group, Inc., a wholly owned subsidiary of The J. Jill Group, Inc.

(2)
Includes approximately 152,000 square feet of mezzanine space.

        We believe that we currently have adequate capacity in our corporate offices and our operations, fulfillment and distribution center to accommodate our planned growth through at least 2006.

        Between December 27, 2003 and February 27, 2004, we entered into leases for four additional retail stores, each having lease termination dates in 2015. We plan to open 20 retail stores in 2004. We believe there is a total market potential for 300 to 500 of our retail stores throughout the United States.

Item 3. Legal Proceedings

        In May, June and July 2003, three civil actions were filed in the United States District Court for the District of Massachusetts against us and two of our executive officers (Gordon R. Cooke, President and Chief Executive Officer, and Olga L. Conley, Executive Vice President / Chief Financial Officer). These actions have now been consolidated into a single action, allegedly on behalf of a class of purchasers of the common stock of the Company, which alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. An Amended Consolidated Complaint was filed in December 2003. The Amended Consolidated Complaint alleges a class period from February 12, 2002 through December 4, 2002, asserts that we failed to disclose and misrepresented certain adverse facts and seeks compensatory damages in an unspecified amount. In February 2004, we moved to dismiss the Amended Consolidated Complaint. We intend to vigorously defend ourselves against these claims.

        In August 2003, a civil action was filed in the California Superior Court, Riverside County, against The Birch Pond Group, Inc. (a subsidiary of The J. Jill Group, Inc.) and certain fictitiously named and unknown defendants who allegedly are or were operating J. Jill stores within the State of California. This action, allegedly on behalf of a class of non-salaried store workers, alleges, among other things, violations of various provisions of the California Labor Code and related regulations regarding meal periods, rest periods and coerced patronage, and unfair competition. The Complaint seeks compensatory damages, additional wages, civil penalties, interest, attorneys fees and punitive damages in unspecified amounts, as well as restitution in an unspecified amount and injunctive relief. In September 2003, The Birch Pond Group, Inc. filed its answer to the Complaint, denying the plaintiffs' claims and setting forth various affirmative defenses. We intend to vigorously defend ourselves against these claims.

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of our security holders during the fourth quarter of fiscal 2003.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        Our common stock trades on The NASDAQ Stock Market under the symbol "JILL". As of February 27, 2004, the number of holders of record of our common stock was approximately 496.

        The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported on The NASDAQ Stock Market, as adjusted to reflect the effects of a three-for-two stock split effected in the form of a stock dividend paid on June 28, 2002 to shareholders of record on June 14, 2002:

	High	Low
Fiscal 2003:
Quarter ended December 27, 2003	$13.55	$10.50
Quarter ended September 27, 2003	19.54	11.42
Quarter ended June 28, 2003	17.79	11.21
Quarter ended March 29, 2003	14.58	9.51
Fiscal 2002:
Quarter ended December 28, 2002	24.90	13.38
Quarter ended September 28, 2002	27.50	18.82
Quarter ended June 29, 2002	25.33	17.70
Quarter ended March 30, 2002	$20.49	$12.73

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

        Our fiscal year ends on the last Saturday in December. The 12 months ended December 27, 2003, December 28, 2002 ("fiscal 2002"), December 29, 2001 and December 25, 1999 ("fiscal 1999") were 52-week fiscal years. The 12 months ended December 30, 2000 ("fiscal 2000") was a 53-week fiscal year. In a 53-week fiscal year, three of the quarters are 13-week periods, and one is a 14-week period. The fourth quarter of fiscal 2000 was a 14-week period.

        During fiscal 2002, we effected a three-for-two stock split in the form of a stock dividend paid on June 28, 2002 to shareholders of record on June 14, 2002. All share and per share data has been adjusted for the stock split, however the common stock par value amount presented on the consolidated balance sheet at December 28, 2002 has not been adjusted for the stock split.

	Twelve Months Ended
	Dec. 27, 2003	Dec. 28, 2002	Dec. 29, 2001	Dec. 30, 2000 (1)	Dec. 25, 1999 (2)
				(53 weeks)
	(in thousands, except per share and selected operating data)
Consolidated Statement of Operations Data:
Net sales	$376,904	$347,574	$287,043	$246,309	$250,281
Income (loss) before taxes and cumulative effect	12,188	31,993	22,664	22,019	(1,084)
Net income (loss)	7,193	18,910	13,145	12,759	(684)
Net income (loss) per share (diluted)	$0.36	$0.94	$0.70	$0.82	$(0.05)
Weighted average shares outstanding (diluted)	20,060	20,096	18,697	15,582	14,818
Consolidated Balance Sheet Data:
Total assets	$253,970	$228,260	$179,977	$130,137	$101,359
Working capital	77,946	73,224	54,345	23,316	23,553
Long-term debt, less current portion	12,236	13,802	15,590	17,375	19,098
Total stockholders' equity	$153,218	$145,099	$112,937	$69,242	$55,862
Selected Operating Data: (3)
Direct:
Circulation: (4)
Catalogs (in thousands)	73,100	77,800	62,200	65,000	76,700
Square inches (in millions)	503,100	497,200	407,400	424,600	520,000
Retail: (5)
Stores open:
Beginning of period	88	51	22	2	—
End of period	122	88	51	22	2
Weighted average stores open (6)	100	66	32	9	0
Weighted average square footage (7)	472,500	323,800	164,600	44,900	900
Other:
12-month buyers (8)	998,000	1,055,000	1,017,000	991,000	1,043,000
J. Jill credit card holders	576,000	433,000	307,000	196,000	146,000
E-mail addresses	867,000	718,000	740,000	501,000	62,000

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

(2)
During fiscal 1999, we recorded charges totaling $5,987,000 primarily associated with our decision to discontinue our Nicole Summers catalog concept.

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

(5)
Retail information relates to our retail stores only and does not include data for our outlet stores.

(6)
Weighted average stores open refers to the number of retail stores open during the period weighted for the number of days that each store was open during the period.

(7)
Weighted average square footage refers to the square footage of retail stores open during the period weighted for the number of days that each store was open during the period.

(8)
As used throughout this Form 10-K, the term "12-month buyers" means customers who have placed a catalog or internet order with us within the previous 12 months. In addition, for fiscal 2002 and prior periods, 12-month buyers also includes customers who had placed an intranet order with us within the previous 12 months.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        This Annual Report on Form 10-K, including the following discussion, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, the words "projected," "anticipated," "planned," "expected" and similar expressions are intended to identify forward-looking statements. In particular, statements regarding future trends are forward-looking statements. Forward-looking statements are not guarantees of our future financial performance, and undue reliance should not be placed on them. Our actual results, performance or achievements may differ significantly from those discussed in or implied by the forward-looking statements. Factors that might cause such a difference include, but are not limited to, the following: significant changes in customer acceptance of our product offerings; the success or failure of our retail store initiative; our ability to effectively manage our operations and growth in a multi-channel environment; the success of our product development and merchandising initiatives; changes in consumer spending, fashion trends and consumer preferences; the customary risks of purchasing merchandise abroad, including longer lead times, higher initial purchase commitments and foreign currency fluctuations; timeliness of receipts of inventory from vendors; changes in competition in the apparel industry; changes in, or the failure to comply with, federal and state tax and other government regulations; our ability to attract and retain qualified personnel; possible future increases in expenses and labor and employee benefit costs; business abilities and judgment of management; the existence or absence of brand awareness; the existence or absence of publicity, advertising and promotional efforts; the success or failure of operating initiatives; the mix of our sales between full price and liquidation merchandise; general political, economic and business conditions; and other factors. See also Item 1A, "Risk Factors." We disclaim any intent or obligation to update any forward-looking statements.

Overview

        We are a multi-channel specialty retailer of women's apparel, accessories and footwear. We market our products through retail stores, catalogs and our website jjill.com. We currently have two reportable business segments, direct and retail. Each segment is separately managed and utilizes distinct distribution, marketing and inventory management strategies. The direct segment markets merchandise through catalogs and our website. The retail segment markets merchandise through retail stores.

        Our fiscal year ends on the last Saturday in December. The 12 months ended December 27, 2003 ("fiscal 2003"), December 28, 2002 ("fiscal 2002") and December 29, 2001 ("fiscal 2001") were 52-week fiscal years.

        During fiscal 2002, we effected a three-for-two stock split in the form of a stock dividend paid on June 28, 2002 to shareholders of record on June 14, 2002. All share and per share data has been adjusted for the stock split.

        Net sales for fiscal 2003 increased by 8.4% to $376.9 million from $347.6 million in fiscal 2002. Income before interest and taxes for fiscal 2003 was $12.9 million, or 3.4% of net sales, compared to $32.8 million, or 9.4% of net sales, in the prior year. Net income for fiscal 2003 was $7.2 million, or $0.36 per diluted share, compared to $18.9 million, or $0.94 per diluted share, in fiscal 2002.

        Fiscal 2003 marked the beginning of an important transition for us. In fiscal 2003, we determined that our business had reached a level of growth and complexity that could no longer be adequately supported by the front-end product development and merchandising infrastructure that had historically worked well in our catalog business. We felt we needed an infrastructure that could support a more complex multi-channel business. Consequently, we committed to make significant investments in both personnel and systems to re-engineer and upgrade our operating infrastructure and processes in the areas of design, product management, sourcing, product integrity, technical design and merchandising. We believe that these investments will allow us to fundamentally change the way we source and develop product, how we flow product, how we present product and the product itself. During fiscal 2003 we worked to redefine our strategic objectives in the supply chain area and we began implementing the beginnings of a new front-end product development and merchandising infrastructure. During the latter half of the year we reorganized our entire product area. As a result of our long inventory lead times, we believe that the impact of most of these changes will not be evident in our merchandise assortment until late in 2004.

        Some of the changes we are in the process of making include, among other things, providing a more compelling product assortment to our current core customer and upgrades to fabrications, color, fit and overall quality. We plan to reduce our style counts by roughly 20% to 30% for fall 2004 in an effort to provide a more focused collection and point of view for the J. Jill brand. We also plan to define and support a core offering of products within our overall assortment that will be the foundation upon which our collections are built.

        In 2004, we are planning to spend approximately $6.0 million to $7.0 million on our front-end product development and merchandising infrastructure. This estimate is for 2004 only and does not include any future investments to be made beyond 2004. Additionally, as we execute this strategy this estimate may change. There can be no assurance that our investments will result in an improved infrastructure that will result in improved sales or profitability. In order to mitigate our liquidity risk while we make these investments, we have decided to limit our 2004 store openings to 20 and to reduce the number of pages in our 2004 catalogs by roughly 15% as compared to fiscal 2003. We believe these steps are essential in order to lessen our short-term risk as we make the necessary investment for our long-term growth. Although we are unable to predict the impact that these changes may have, we anticipate that our net sales and net income may be adversely affected in the short-term.

        In July 2003 we merged our catalog/internet subsidiary, J. Jill Direct, Inc., into our retail store subsidiary, The Birch Pond Group, Inc. This restructuring provides us with enhanced customer service and cross-channel marketing opportunities which allows us, among other things, to (i) promote our retail stores within our catalogs; (ii) distribute our catalogs in our retail stores; (iii) accept catalog and internet returns in our retail stores; (iv) offer the J. Jill credit card "Take 5" program to our direct customers; (v) allocate our inventory more effectively across all three distribution channels; and (vi) develop a comprehensive, multi-channel database of customer purchase information that will drive future cross-channel marketing initiatives for catalog, internet and retail. As a result of these changes, we are now required to collect sales tax on catalog and internet sales to customers in states where we have retail stores, if applicable. Although it is difficult to quantify the impact of this change, we believe the collection of sales taxes has not materially impacted our fiscal 2003 direct segment sales, nor do we expect it to have an adverse effect on sales in the future.

Results of Operations

        The following table presents our consolidated statements of operations expressed as a percentage of net sales:

	Twelve Months Ended
	December 27, 2003	December 28, 2002	December 29, 2001
Net sales	100.0%	100.0%	100.0%
Cost of products and merchandising	66.3	61.9	65.8

Gross margin	33.7	38.1	34.2
Selling, general and administrative expenses	30.3	28.7	26.0

Income before interest and taxes	3.4	9.4	8.2
Interest, net	0.2	0.2	0.3

Income before taxes	3.2	9.2	7.9
Income tax provision	1.3	3.8	3.3

Net income	1.9%	5.4%	4.6%

        The following table summarizes net sales by segment (in thousands):

	Twelve Months Ended
	December 27, 2003	December 28, 2002	December 29, 2001
Direct	$200,219	$220,595	$212,204
Retail	177,511	128,086	76,223
Other (1)	(826)	(1,107)	(1,384)

Total net sales	$376,904	$347,574	$287,043

(1)
Other represents certain sales allowances not specifically attributable to the direct or retail business segments.

Comparison of Fiscal 2003 to Fiscal 2002

        Net sales increased by $29.3 million, or 8.4%, to $376.9 million in fiscal 2003 from $347.6 million in fiscal 2002. During fiscal 2003, retail segment net sales increased by 38.6% to $177.5 million from $128.1 million in fiscal 2002 primarily as a result of increased store count. Retail segment sales productivity, as measured by sales per square foot, declined by 5.3% during fiscal 2003 as compared to fiscal 2002. During fiscal 2003, we opened 34 retail stores. At December 27, 2003, we had 122 retail stores open compared to 88 at December 28, 2002. Direct segment net sales decreased by 9.2% and square inches circulated increased by 1.2% during fiscal 2003 compared to fiscal 2002. Direct segment sales productivity, as measured by net sales per 1,000 square inches circulated, declined by 10.3% during fiscal 2003 as compared to fiscal 2002. The decreases in our sales productivity in the retail and direct segments during fiscal 2003 are primarily attributable to merchandising issues described in the "Overview." Internet net sales represented 34.5% of total direct segment net sales during fiscal 2003 compared to 30.0% during fiscal 2002. We expect internet net sales to represent an increasing portion of our total direct business over time. Further, we expect our future growth to come from our retail segment.

        Gross margin represents net sales less cost of products and merchandising. Cost of products and merchandising consists primarily of merchandise development, sourcing, control and acquisition costs, provisions for markdowns, order processing and customer service costs, distribution facility costs and occupancy and depreciation costs for our stores. During fiscal 2003, our gross margin decreased by

$5.3 million, or 4.0%, to $127.0 million from $132.3 million in fiscal 2002. As a percentage of net sales, our gross margin decreased to 33.7% during fiscal 2003 from 38.1% during fiscal 2002. This decrease in gross margin as a percentage of net sales was primarily as a result of increased off price selling in both segments and deeper discounts on markdown merchandise in our retail channel in fiscal 2003 as compared to fiscal 2002. In addition, higher markdown charges associated with increased overstocks and higher operating expenses as a percentage of net sales due to lower sales productivity in both segments also contributed to the decrease. The effect of these factors was further exacerbated by the shift in the mix of the business toward retail and the fact that retail operating costs are higher as a percentage of net sales than direct operating costs.

        Selling, general and administrative expenses consist primarily of costs to produce, print and distribute catalogs, as well as website, retail store selling and corporate administrative costs. Selling, general and administrative expenses increased by $14.6 million, or 14.6%, to $114.1 million in fiscal 2003 from $99.6 million in fiscal 2002. As a percentage of net sales, selling, general and administrative expenses increased to 30.3% during fiscal 2003 from 28.7% during fiscal 2002. This increase in selling, general and administrative expenses as a percentage of net sales was primarily attributable to lower sales productivity experienced in both the direct and retail segments as well as the shift in the mix of the business toward retail and the fact that retail segment selling expenses are higher as a percentage of net sales than direct segment selling expenses. These factors were partially offset by lower general and administrative costs as a percentage of net sales. During fiscal 2002, general and administrative expenses included two significant charges that were not repeated in fiscal 2003. These charges consisted of approximately $1.2 million for costs incurred related to a potential strategic acquisition by us that was abandoned and a charge of $1.0 million for a fully vested discretionary contribution into our deferred compensation plan. However, during fiscal 2003 our spending on infrastructure investments, insurance and professional fees were higher than in fiscal 2002.

        Interest income decreased to $461,000 in fiscal 2003 from $612,000 in fiscal 2002. Interest expense decreased to $1.2 million in fiscal 2003 from $1.4 million in fiscal 2002. The decrease in interest income and interest expense resulted primarily from lower interest rates.

Comparison of Fiscal 2002 to Fiscal 2001

        Net sales increased by $60.5 million, or 21.1%, to $347.6 million in fiscal 2002 from $287.0 million in fiscal 2001. During fiscal 2002, retail segment net sales increased by 68.0% to $128.1 million from $76.2 million in fiscal 2001 primarily as a result of increased store count. Retail segment sales productivity, as measured by sales per square foot, declined by 14.7% during fiscal 2002 as compared to fiscal 2001. This decline was as a result of several factors including a lower percentage of off price sales, lower overall in-store inventory levels and the cannibalization impact of filling in markets. During fiscal 2002, we opened 37 retail stores and one retail outlet store. At December 28, 2002, we had 88 retail stores open compared to 51 at December 29, 2001. Direct segment net sales increased by 4.0% and square inches circulated increased by 22.0% during fiscal 2002 compared to fiscal 2001. Direct segment sales productivity, as measured by net sales per 1,000 square inches circulated, declined by 14.8% during fiscal 2002 as compared to fiscal 2001. This decline was primarily attributable to increased circulation levels and the disappointing results of our fall bestseller catalog, combined with a lower percentage of off price sales. Off price catalogs typically generate more sales per square inch circulated than full price catalogs. Additionally, both segments were negatively affected by the external pressures from the very difficult retail environment during the year. Internet net sales represented 30.0% of total direct segment net sales during fiscal 2002 compared to 24.9% during fiscal 2001.

        During fiscal 2002, our gross margin increased by $34.3 million, or 35.0%, to $132.3 million from $98.1 million in fiscal 2001. As a percentage of net sales, our gross margin increased to 38.1% during fiscal 2002 from 34.2% during fiscal 2001. This increase in gross margin as a percentage of net sales was primarily as a result of our inventory management in fiscal 2002. Our more conservative inventory management in fiscal 2002 resulted in fewer overstocks, less off price selling and lower markdown charges. In addition, we were able to negotiate better prices with some of our vendors, which resulted in higher initial markups in fiscal 2002 as compared to fiscal 2001. Finally, our gross margin also benefited from lower order processing costs as a percentage of net sales and the leveraging of these costs over higher total company net sales. These factors were partially offset by the de-leveraging of retail occupancy and depreciation costs associated with our retail store rollout as well as an $847,000 asset impairment charge relating to one of our retail stores taken in the fourth quarter of fiscal 2002.

        Selling, general and administrative expenses increased by $25.1 million, or 33.6%, to $99.6 million in fiscal 2002 from $74.5 million in fiscal 2001. As a percentage of net sales, selling, general and administrative expenses increased to 28.7% during fiscal 2002 from 26.0% during fiscal 2001. This increase in selling, general and administrative expenses as a percentage of net sales was primarily attributable to lower sales productivity experienced in both the direct and retail segments as well as the shift in the mix of the business toward retail and the fact that retail selling costs are higher as a percentage of net sales than direct selling costs. In addition, selling, general and administrative expenses include two significant charges during fiscal 2002 as described above.

        Interest income decreased to $612,000 in fiscal 2002 from $697,000 in fiscal 2001. Interest expense decreased to $1.4 million in fiscal 2002 as compared to $1.6 million in fiscal 2001. The decrease in interest income and interest expense resulted primarily from lower interest rates.

Income Taxes

        We provide for income taxes at an effective tax rate that includes the full federal and state statutory tax rates. Our effective tax rates for fiscal 2003, fiscal 2002 and fiscal 2001, were 41.0%, 40.9% and 42.0%, respectively. The fiscal 2003 effective tax rate includes a tax benefit as a result of the merger of two of our subsidiary companies described in the "Overview." Once this merger was effected, we determined that it was more likely than not that we would be able to utilize certain state net operating loss ("NOL") carryforwards that we had previously believed were not realizable. This determination resulted in a reversal of the valuation allowance associated with these now realizable state NOL carryforwards. The valuation allowance had been established at December 28, 2002 for $119,000. In addition, our deferred state tax rate decreased as a result of apportioning more income to states with lower tax rates. The effect of these changes on the current and deferred tax provision was a net tax benefit of approximately $60,000 realized in fiscal 2003. The decline in our effective tax rate for fiscal 2002 as compared to fiscal 2001 reflects a decrease in the projected amount of non-deductible expenses for fiscal 2002 as compared to fiscal 2001 partially offset by the reversal of the previously established valuation allowance and the impact of conducting business in states with higher tax rates. Our effective tax rate for 2004 is estimated to be 41.0%.

Segment Direct Contribution

        We currently have two reportable business segments, direct and retail. Segment reporting is intended to give financial statement users a view of our business "through the eyes of management." Our internal management reporting is the basis for the information disclosed for our business segments. In accordance with Generally Accepted Accounting Principles ("GAAP"), our internally defined measure of segment profit or loss, direct contribution, is required to be disclosed but is not a GAAP measure. As such, information related to segment direct contribution should be read in conjunction with the reconciliation to "Income before interest and taxes" as determined by GAAP.

        We evaluate our segment profitability based on the direct contribution of each segment. Direct contribution represents each segment's net sales less direct costs related to the segment's operations. Direct costs for both segments include merchandise acquisition and control costs and provisions for markdowns. Direct costs also include catalog costs, certain order processing costs and internet selling costs for the direct segment and retail store selling, occupancy, depreciation and administrative costs for the retail segment. Direct contribution less unallocated shared-service costs and general and administrative expenses is equal to income before interest and taxes. Unallocated shared-service costs include distribution and warehousing costs as well as merchandising, sourcing and product development costs. General and administrative expenses include corporate executive management costs, support service costs (e.g., shared information systems, finance and human resources) and corporate headquarter occupancy costs.

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

        The following table summarizes direct contribution by segment and provides a reconciliation of segment direct contribution to income before interest and taxes (in thousands):

	Twelve Months Ended
	December 27, 2003	December 28, 2002	December 29, 2001
Direct	$54,553	$69,758	$58,351
Retail	7,143	9,997	5,437

Total direct contribution	61,696	79,755	63,788
Unallocated shared-service costs	(26,242)	(24,856)	(23,208)
General and administrative expenses	(22,527)	(22,137)	(17,039)

Income before interest and taxes	$12,927	$32,762	$23,541

  Direct Segment

        The direct segment's fiscal 2003 direct contribution decreased by $15.2 million, or 21.8%, compared to fiscal 2002. As a percentage of segment net sales, direct contribution decreased to 27.2% during fiscal 2003 from 31.6% during fiscal 2002. This decrease in direct contribution as a percentage of segment net sales was primarily attributable to lower sales productivity, which resulted in higher selling expenses as a percentage of net sales. In addition, the direct segment experienced lower gross margins in fiscal 2003 as a result of higher markdown charges and an increase in off price sales as compared to fiscal 2002.

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

  Retail Segment

        The retail segment's fiscal 2003 direct contribution decreased by $2.9 million, or 28.5%, compared to fiscal 2002. As a percentage of segment net sales, direct contribution decreased to 4.0% during fiscal 2003 from 7.8% during fiscal 2002. This decrease in direct contribution as a percentage of segment net sales was primarily attributable to lower gross margins associated with higher markdown charges, increased off price sales and deeper discounts taken on markdown merchandise in fiscal 2003 as compared to fiscal 2002.

        The retail segment's fiscal 2002 direct contribution increased by $4.6 million, or 83.9%, compared to fiscal 2001. As a percentage of segment net sales, direct contribution increased to 7.8% during fiscal 2002 from 7.1% during fiscal 2001. This increase in direct contribution as a percentage of segment net sales was primarily attributable to higher gross margins associated with increased full price sales volumes, better inventory management, lower markdown charges and higher initial markups as compared to fiscal 2001. The gross margin improvement was partially offset by the higher occupancy, depreciation and selling costs as a percentage of segment net sales as a result of lower sales productivity, as well as an $847,000 asset impairment charge relating to one of our retail stores taken in the fourth quarter of fiscal 2002.

Seasonality and Quarterly Fluctuations

        As our retail segment becomes a greater portion of our overall business, we expect that our business will become more seasonal. Our retail store rollout plan is expected to materially impact year-over-year comparisons of our net sales. Also, January is included in the first fiscal quarter for us, but is included in the fourth fiscal quarter for many other retailers. Because January is a month that traditionally involves significant promotional pricing, this difference needs to be taken into account when making comparisons of our financial performance for interim periods with that of other retailers.

Liquidity and Capital Resources

        Our principal working capital needs arise from the need to support costs incurred in advance of revenue generation, primarily inventory acquisition and catalog development, production and mailing costs. We have two selling seasons that correspond to the fashion seasons. The spring season begins in January and ends in July. The fall season begins in July and ends in January. Our capital investment needs arise from initiatives intended to support our growth, including the retail store rollout and improvements to our physical and operating infrastructure. During fiscal 2003, we funded our working capital and capital investment needs with cash generated from operations and our cash on hand.

        Cash and cash equivalents ("cash") increased by $14.6 million during fiscal 2003. Approximately $50.7 million in cash was generated from operations, $34.3 million was invested in property and equipment, primarily related to our retail store rollout, and $1.6 million was used to pay down debt. During fiscal 2003, net income before depreciation and amortization, additional deferred credits from landlords and decreases in inventory were the primary sources of cash provided by operating activities. The primary use of cash in operating activities was increases in other assets, primarily as a result of prepaid income taxes.

        Cash increased by $14.6 million during fiscal 2002. Approximately $45.7 million in cash was generated from operations and $7.8 million from stock transactions. Approximately $34.7 million was invested in property and equipment, primarily related to our retail store rollout, $2.4 million was transferred to a trust associated with our deferred compensation plan and $1.8 million was used to pay down debt. During fiscal 2002, net income before depreciation and amortization, additional deferred credits from landlords and higher accrued expense balances were the primary sources of cash provided by operating activities. The primary use of cash in operating activities was increases in accounts receivable, principally associated with our deferred billing program.

        Accounts receivable balances at December 27, 2003 were 12.6% or $2.7 million lower than at December 28, 2002, primarily as a result of lower deferred billing amounts outstanding due to changes in the year-over-year timing and extent of our Holiday deferred billing program.

        Inventory balances at December 27, 2003 were 17.3% or $5.9 million lower than at December 28, 2002, primarily as a result of lower current fall season and upcoming spring season inventory balances on hand at the end of fiscal 2003 as compared to fiscal 2002 year end. However, these decreases were somewhat offset by higher amounts of prior season inventory on hand at December 27, 2003 than at December 28, 2002. This increase in the level of older inventory on hand resulted from increased inventory levels intended to decrease missed sales opportunities, coupled with lower than expected sales. We plan to liquidate this incremental inventory through direct segment liquidation vehicles (e.g., clearance catalogs, package inserts and promotional e-mails), through our outlet stores and through inventory liquidators. At December 27, 2003, we had accrued markdown reserves in order to value this inventory at the lower of cost or market. Retail segment inventory totaled $16.1 million at December 27, 2003 compared to $19.4 million at December 28, 2002. Direct segment inventory totaled $12.0 million at December 27, 2003 compared to $14.6 million at December 28, 2002.

        Property and equipment at December 27, 2003 was 15.3% or $16.6 million higher than at December 28, 2002, primarily as a result of our retail store rollout.

        Accounts payable balances at December 27, 2003 were 14.7% or $1.9 million higher than at December 28, 2002, primarily as a result of the growth in our retail segment.

        Accrued expense balances at December 27, 2003 were 11.0% or $2.3 million higher than at December 28, 2002, primarily as a result of higher accrued amounts relating to the growth of the business and outstanding gift certificates. These amounts were partially offset by lower amounts due for taxes.

        Deferred credits from landlords and other consists primarily of step rent and allowances from landlords related to our retail store leases. Deferred credits from landlords and other at December 27, 2003 was 51.6% or $12.8 million higher than at December 28, 2002, primarily as a result of the additional 34 retail stores opened since that date.

        At December 27, 2003, we had 122 retail stores and four outlet stores open. We expect to open 20 additional retail stores in 2004. The cash requirements related to our retail store initiative are significant and are primarily comprised of leasehold improvements, net of landlord allowances, and initial inventory acquisition costs. Construction commitments are typically made one to six months in advance of a new retail store opening. The initial net cash requirements for opening a new retail store are currently estimated at an average of approximately $600,000 per store.

  Contractual Obligations

        The following table summarizes our contractual obligations, aggregated by type, at December 27, 2003 (in thousands):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations (1)	$229,938	$23,249	$54,304	$55,837	$96,548
Long-term debt obligations (2)	13,942	1,706	2,841	959	8,436
Inventory purchase obligations (3)	69,659	69,659	—	—	—
Non-inventory purchase obligations (4)	20,052	11,772	5,882	2,398	—

Total (5)	$333,591	$106,386	$63,027	$59,194	$104,984

(1)
See Note K to the accompanying consolidated financial statements.

(2)
See Note E to the accompanying consolidated financial statements.

(3)
Represents amounts to be paid under agreements to purchase inventory that are enforceable and legally binding and that specify all significant terms at December 27, 2003.

(4)
Represents amounts to be paid under agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms at December 27, 2003. Amounts include, but are not limited to, obligations relating to retail store construction or other property and equipment, obligations relating to goods or services ordered in the ordinary course of business, obligations arising as a result of minimum service level provisions in certain contracts, obligations where an early termination penalty might be assessed in the event of early termination of the contract and obligations under employment agreements.

(5)
Contingent obligations, such as amounts that might become due under the change-in-control severance arrangements with our executive officers or amounts that may become due under contracts or open purchase orders depending on future period volume, are not included in the table.

        Most of our retail store leases contain provisions that allow for early termination of the lease by either party if certain predetermined annual sales levels are not met. Generally, these provisions allow the lease to be terminated between the third and fifth year of the lease. Should the lease be terminated under these provisions, the unamortized portion of any landlord allowances related to that property would be payable to the landlord. Unamortized landlord allowances were $34.4 million and $23.4 million at December 27, 2003 and December 28, 2002, respectively. These amounts have been excluded from the above table but included in the accompanying consolidated financial statements.

        At December 27, 2003, the maximum amount of future minimum lease payments for operating leases in any year was $28.3 million in 2009.

        Our credit facilities at December 27, 2003 consisted of (i) a $60.0 million revolving credit facility (the "Revolving Credit Facility"); (ii) a $12.0 million real estate loan (the "Tilton Facility Loan"); and (iii) a $4.1 million equipment loan (the "Equipment Loan").

        On June 26, 2003, we amended the Revolving Credit Facility primarily to extend its term, increase its letter of credit capacity and remove a prior borrowing restriction. The maturity date of the Revolving Credit Facility, as amended, is June 1, 2005. The amount of the Revolving Credit Facility, as amended, was increased from $50.0 million to $60.0 million, providing us with an additional $10.0 million in letter of credit capacity. Letters of credit are primarily used to procure inventory from foreign vendors. The amount available under the Revolving Credit Facility is reduced by outstanding borrowings and outstanding letters of credit. Outstanding borrowings may not exceed $20.0 million. The Revolving Credit Facility is collateralized by substantially all of our personal property, both tangible and intangible. Outstanding borrowings bear interest at an annual rate equal to the prime lending rate announced by one of the participating banks or the LIBOR lending rate plus 1.75% per annum. At December 27, 2003, the Revolving Credit Facility bore interest at 4.00% per annum. There were no outstanding borrowings on the Revolving Credit Facility at December 27, 2003 or December 28, 2002. The maximum borrowed amount outstanding under the Revolving Credit Facility during fiscal 2003 and fiscal 2002 was $0 and $5.0 million, respectively. Outstanding letters of credit totaled $25.5 million and $28.0 million at December 27, 2003 and December 28, 2002, respectively. Availability under the Revolving Credit Facility at December 27, 2003 and December 28, 2002 was $34.5 million and $22.0 million, respectively, subject in each case to the applicable borrowing cap. Outstanding letters of credit do not bear interest. We are required to pay a commitment fee of 1/4 of 1% per annum on the unused portion of the Revolving Credit Facility.

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

        The Equipment Loan is collateralized by substantially all of our materials handling equipment. On May 30, 2003, we refinanced the promissory notes outstanding under the Equipment Loan in order to reduce the weighted average interest rate of the Equipment Loan. Payments of principal and interest on the Equipment Loan, as amended, are due monthly with a balloon payment on the remaining balance payable on June 1, 2006. The interest rate on the Equipment Loan is fixed at 5.00% per annum.

        The weighted average interest rate for amounts outstanding under our credit facilities during fiscal 2003 was 7.01% per annum.

        As previously mentioned, we have begun the process of re-engineering and upgrading our front-end product development and merchandising infrastructure. This strategy will require us to invest cash in advance of receiving economic benefit. We currently estimate the 2004 impact of these investments on cash to be approximately $6.0 million to $7.0 million. We cannot assure that this investment will have a positive economic impact in the future. In order to mitigate our liquidity risk while we make these investments, we have decided to limit our 2004 store openings to 20 and to reduce the number of pages in our 2004 catalogs by roughly 15% as compared to fiscal 2003.

        Our sources of cash include cash on hand of $59.3 million, available borrowing capacity under our Revolving Credit Facility of $20.0 million and anticipated cash flow from operations. Our principal uses of cash include cash required to support current operations as well as investments in infrastructure and our retail store rollout. We estimate that approximately $22.4 million in cash, before landlord allowances, will be invested in property and equipment during 2004, primarily for retail store construction. Based on current operating conditions, we believe we have sufficient sources of cash to execute our operating plans in 2004 and fund our investments in infrastructure. Should current operating conditions deteriorate, we believe we have some flexibility to adjust our mid-to-long-term operating plans with regards to our retail store rollout and our circulation strategy. In addition, we also have unused borrowing capacity under our Revolving Credit Facility. We currently expect to end 2004 with at least $60.0 million in cash.

Critical Accounting Policies

        In the normal course of business, we provide for markdowns on our overstocked merchandise. We look at past and projected sales performance and inventory on hand and on order when calculating an expected level of overstocks. Based on the estimated level of overstocks and the estimated net realizable amount of the overstocks, we accrue a markdown provision and maintain markdown reserves in order to state our inventory at the lower of cost or market. We have internal and external liquidation vehicles that we utilize to liquidate our overstocks. Internal channels, including sales catalogs, price reductions in the retail stores and our four outlet stores generally require lower markdown provisions and are considered first. After the internal capacity is exceeded, external channels are considered. External channels include discount marketers and inventory liquidators. The amount of markdown provision is usually greater for external channels. If our estimate of required markdown reserves is not accurate our gross margin and inventory balances may be overstated or understated.

        We record accruals for estimated product returns for direct segment sales using the following process. First, we determine an appropriate return rate for each current catalog. In doing so, we consider a number of factors, including prior years' and prior seasons' return rates for comparable J. Jill catalogs and internet offerings, trends in return rates from season to season and within the current season and applicable operational factors. Once a return rate is determined, it is monitored and updated periodically as appropriate to reflect changes in underlying assumptions based on actual experience. The return rate is used to calculate an appropriate returns allowance for the applicable catalog or internet offering for the applicable period. We also provide a returns allowance for our retail stores. We provide this allowance based on projected merchandise returns, taking into consideration historical experience and other factors.

These returns allowances are recorded as a reduction to net sales for the estimated retail value of the projected merchandise returns and as a reduction to cost of products for the corresponding cost amount. If our estimated returns allowance is not accurate, our returns reserves may be understated or overstated, resulting in an overstatement or understatement, respectively, of sales and earnings.

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

Recent Accounting Standards

        In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement No. 150 ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and is effective for all financial instruments entered into after May 31, 2003 and otherwise is effective in the first interim period beginning after June 15, 2003. Our adoption of the provisions of SFAS 150 had no material impact on our accompanying consolidated financial statements.

        In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." The primary objectives of FIN 46 are to provide guidance on the identification of, and financial reporting for, entities for which control is achieved through means other than through voting rights. Such entities are known as variable interest entities. Our adoption of the provisions of FIN 46 had no material impact on our accompanying consolidated financial statements.

        In November 2002, the Emerging Issues Task Force ("EITF") issued a final consensus on Issue 00-21 ("EITF 00-21"), "Accounting for Revenue Arrangements with Multiple Deliverables" which addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. EITF 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. Companies may also elect to apply the provisions of EITF 00-21 to existing arrangements and record the income statement impact as a cumulative effect of a change in accounting principle. Our adoption of the provisions of EITF 00-21 had no material impact on our accompanying consolidated financial statements. However, future sales promotions may require the deferral of revenue.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

        Our objective in managing our long-term exposure to interest rate changes and foreign currency rate changes is to limit the material impact of the changes on cash flows and earnings and to lower our overall borrowing costs. To achieve our objectives, we periodically identify these risks and manage them through our regular operating and financing activities, including periodic refinancing of debt obligations to increase availability while minimizing financing costs and considering fixed and variable rate debt positions. We do not currently use derivative financial instruments. We have calculated the effect of a 10% change in interest rates over a month and determined the effect to be immaterial. We do not foresee or expect any significant changes in the management of foreign currency or interest rate exposures or in the strategies we employ to manage such exposures in the near future.

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

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of
The J. Jill Group, Inc.:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of The J. Jill Group, Inc. and its subsidiaries at December 27, 2003 and December 28, 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 27, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Boston, Massachusetts
February 12, 2004

THE J. JILL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 27, 2003	December 28, 2002
ASSETS
Current assets:
Cash and cash equivalents	$59,287	$44,734
Cash held in escrow	783	538
Accounts receivable, net	18,634	21,317
Inventory	28,131	33,998
Prepaid catalog expenses	4,106	4,082
Deferred income taxes	7,041	6,149
Other current assets	6,772	5,144

Total current assets	124,754	115,962
Property and equipment, net	125,316	108,676
Other non-current assets	3,900	3,622

Total assets	$253,970	$228,260

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$14,930	$13,013
Accrued expenses	22,883	20,609
Accrued customer returns	7,289	7,328
Current portion of long-term debt	1,706	1,788

Total current liabilities	46,808	42,738
Long-term debt, less current portion	12,236	13,802
Deferred credits from landlords and other	37,540	24,765
Deferred income taxes	4,168	1,856
Commitments and contingencies
Stockholders' equity:
Special preferred stock (par value $0.01) 1,000,000 shares authorized	—	—
Common stock (par value $0.01) 30,000,000 shares authorized, 19,658,303 and 19,495,411 shares issued and outstanding as of December 27, 2003 and December 28, 2002, respectively	197	195
Additional paid-in capital	108,151	107,227
Retained earnings	44,870	37,677

Total stockholders' equity	153,218	145,099

Total liabilities and stockholders' equity	$253,970	$228,260

The accompanying notes are an integral part of the consolidated financial statements.

THE J. JILL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Twelve Months Ended
	December 27, 2003	December 28, 2002	December 29, 2001
Net sales	$376,904	$347,574	$287,043
Cost of products and merchandising	249,865	215,250	188,991

Gross margin	127,039	132,324	98,052
Selling, general and administrative expenses	114,112	99,562	74,511

Income before interest and taxes	12,927	32,762	23,541
Interest, net	739	769	877

Income before taxes	12,188	31,993	22,664
Income tax provision	4,995	13,083	9,519

Net income	$7,193	$18,910	$13,145

Earnings per share:
Basic	$0.37	$0.99	$0.74
Diluted	$0.36	$0.94	$0.70
Weighted average shares outstanding:
Basic	19,585	19,080	17,674
Diluted	20,060	20,096	18,697

The accompanying notes are an integral part of the consolidated financial statements.

THE J. JILL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands, except share amounts)

	Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Total Stockholders' Equity
Balance at December 30, 2000	15,234,993	$102	$63,518	$5,622	$69,242
Exercise of stock options	305,706	2	1,279	—	1,281
Tax benefit from exercise of stock options	—	—	563	—	563
Issuance of common stock, net	2,565,000	17	28,689	—	28,706
Net income	—	—	—	13,145	13,145

Balance at December 29, 2001	18,105,699	121	94,049	18,767	112,937
Exercise of stock options	1,352,306	10	7,450	—	7,460
Tax benefit from exercise of stock options	—	—	5,452	—	5,452
Stock granted under employee stock purchase plan	37,549	0	343	—	343
Adjustment for stock split	(143)	64	(67)	—	(3)
Net income	—	—	—	18,910	18,910

Balance at December 28, 2002	19,495,411	195	107,227	37,677	145,099
Exercise of stock options	131,901	2	500	—	502
Tax benefit from exercise of stock options	—	—	56	—	56
Stock granted under employee stock purchase plan	30,991	0	368	—	368
Net income	—	—	—	7,193	7,193

Balance at December 27, 2003	19,658,303	$197	$108,151	$44,870	$153,218

The accompanying notes are an integral part of the consolidated financial statements.

THE J. JILL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Twelve Months Ended
	December 27, 2003	December 28, 2002	December 29, 2001
Cash flows provided by operating activities:
Net income	$7,193	$18,910	$13,145
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,131	12,672	8,684
Deferred income taxes	1,420	3,375	1,489
(Gain) loss on trust assets	(374)	104	—
Asset impairment	—	847	—
Changes in assets and liabilities:
Decrease (increase) in accounts receivable, net	2,683	(7,702)	(5,136)
Decrease (increase) in inventory	5,867	(2,143)	6,019
(Increase) decrease in prepaid catalog expenses	(24)	501	(467)
Increase in other assets	(578)	(1,404)	(1,736)
Increase (decrease) in accounts payable	2,318	(736)	(612)
Increase in accrued expenses	3,367	9,819	2,557
(Decrease) increase in accrued customer returns	(39)	766	(171)
Increase in deferred credits from landlords and other	12,775	10,716	9,089

Net cash provided by operating activities	50,739	45,725	32,861
Cash flows used in investing activities:
Additions to property and equipment	(34,265)	(34,734)	(30,159)
Investment in trust assets	(898)	(2,414)	—
Increase in cash held in escrow	(245)	(40)	(91)

Net cash used in investing activities	(35,408)	(37,188)	(30,250)
Cash flows (used in) provided by financing activities:
Borrowings under debt agreements	—	6,260	37,295
Payments of debt borrowings	(1,648)	(8,015)	(41,335)
Proceeds from stock transactions	870	7,800	29,987

Net cash (used in) provided by financing activities	(778)	6,045	25,947
Net increase in cash and cash equivalents	14,553	14,582	28,558
Cash and cash equivalents at:
Beginning of period	44,734	30,152	1,594

End of period	$59,287	$44,734	$30,152

Supplemental information:
Non-cash investing activities:
Construction costs accrued, not paid	$1,033	$2,527	$1,620
Cash paid for interest	$1,065	$1,237	$1,468
Cash paid for income taxes	$6,836	$4,272	$6,814

The accompanying notes are an integral part of the consolidated financial statements.

THE J. JILL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.    Nature of business:

        The J. Jill Group, Inc. (together with its wholly owned consolidated subsidiaries, the "Company"), is a multi-channel specialty retailer of women's apparel, accessories and footwear that markets its products through retail stores, catalogs and the Company's website jjill.com. In July 2003 the Company merged its catalog/internet subsidiary, J. Jill Direct, Inc., into its retail store subsidiary, The Birch Pond Group, Inc. The merger affected the Company's legal and tax structure and customer relationship management programs.

B.    Summary of significant accounting policies:

Principles of consolidation

        The consolidated financial statements include the accounts of The J. Jill Group, Inc. and its wholly owned consolidated subsidiaries. Intercompany balances and transactions have been eliminated.

Fiscal year

        The Company's fiscal year ends on the last Saturday in December. The 12 months ended December 27, 2003 ("fiscal 2003"), December 28, 2002 ("fiscal 2002") and December 29, 2001 ("fiscal 2001") were 52-week fiscal years.

Cash and cash equivalents

        Cash and cash equivalents consist of cash on deposit in banks and may also include cash invested in money market mutual funds, overnight repurchase agreements and U.S. Treasury and federal agency securities. The Company considers all highly liquid instruments, including certificates of deposit with remaining maturity at time of purchase of three months or less, to be cash equivalents.

Cash held in escrow

        Cash held in escrow primarily consists of amounts Birch Pond Realty Corporation, a wholly owned subsidiary of The J. Jill Group, Inc., is required to keep in escrow associated with the outstanding loan on the operations, fulfillment and distribution center in Tilton, New Hampshire (the "Tilton facility"). These amounts will be used to pay real estate taxes, insurance and various costs for repairs and replacements related to the Tilton facility.

Accounts receivable and allowance for doubtful accounts

        Accounts receivable include $7,764,000 and $11,788,000 of trade receivables related to the Company's deferred billing program at December 27, 2003 and December 28, 2002, respectively. Also, included in accounts receivable are landlord allowance receivables of $6,471,000 and $7,650,000 at December 27, 2003 and December 28, 2002, respectively.

        Allowances for credit card bad debt (primarily associated with the Company's deferred billing program), bad checks and list rental receivables totaled $416,000 and $609,000 at December 27, 2003 and December 28, 2002, respectively. The Company does not bear the credit risk associated with its private label credit card.

Inventory

        Inventory, consisting of merchandise for sale, is stated at the lower of cost or market, with cost determined using the weighted average cost method. The Company provides for markdown reserves based on the expected net realizable market value of its inventory.

Property and equipment

        Property and equipment are stated at cost. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets, which are 30 years for buildings and one to seven years for computers, computer software, equipment, furniture and fixtures. Improvements to leased premises are amortized on a straight-line basis over the shorter of their estimated useful life or the lease term. Maintenance and repairs are charged to expense as incurred. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to income.

        The Company capitalizes certain costs related to the development or purchase of internal-use software and amortizes these costs over the estimated useful life of the software. Historically, these costs have primarily related to upgrading or increasing the functionality of the Company's website and have been amortized over a period not exceeding three years. The Company expenses costs related to the preliminary project stage and the post-implementation/operation stage of internal-use computer software development including strategy and planning costs associated with the Company's website.

Long-lived assets

        The Company periodically considers whether there has been a permanent impairment in the value of its long-lived assets, primarily property and equipment, in accordance with Financial Accounting Standards Board ("FASB") issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company evaluates various factors after a start-up phase, including current and projected future operating results and the undiscounted cash flows for the under performing long-lived assets. The Company then compares the carrying amount of the asset to the estimated future undiscounted cash flows expected to result from the use of the asset. To the extent that the estimated future undiscounted cash flows are less than the carrying amount of the asset, the asset is written down to its estimated fair market value and an impairment loss is recognized. The value of impaired long-lived assets is adjusted periodically based on changes in these factors.

        At December 27, 2003, the Company determined, based on its evaluation, that the carrying value of its long-lived assets was appropriate. No adjustments to the carrying costs were made.

        At December 28, 2002, the Company determined, based on its evaluation, that the carrying value of the fixed assets related to one of its retail stores was impaired. As a result, the Company recorded an impairment charge of $847,000 to write off the carrying value of the assets. This charge is included in cost of products and merchandising. The Company has instructed the landlord to begin the process of finding a new tenant for the space. Although the early termination clause in the applicable lease is not exercisable until 2007, if a new tenant is found, the Company may close this location before then. The unamortized portion of the landlord allowance related to this store at December 27, 2003 was $166,000.

Fair value of financial instruments

        The Company periodically assesses the fair value of its financial instruments. Based on such an analysis, the fair value of the Company's long-term debt, including current maturities, at December 27, 2003 and December 28, 2002 was approximately $15,762,000 and $17,793,000, respectively.

Deferred credits from landlords and other

        Deferred credits from landlords and other consists primarily of step rent and allowances from landlords related to the Company's retail store leases. Step rent represents the difference between actual operating lease obligations due and operating lease expense, which is recorded by the Company on a straight-line basis over the terms of its leases. The benefit of these deferred credits is recognized over the applicable lease term.

Accounting for stock-based compensation

        The Company discloses stock-based compensation information in accordance with FASB issued Statement No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123" and FASB issued Statement No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." SFAS 148 provides additional transition guidance for companies that elect to voluntarily adopt the provisions of SFAS 123. SFAS 148 does not change the provisions of SFAS 123 that permit entities to continue to apply the intrinsic value method of Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." The Company has elected to continue to account for its stock-based plans under APB 25, as well as to provide disclosure of stock-based compensation as outlined in SFAS 123 as amended by SFAS 148. No compensation expense has been recognized for the Company's stock-based plans. SFAS 123 requires disclosure of pro forma net income, earnings per share ("EPS") and other information as if the fair value method of accounting for stock options and other equity instruments described in SFAS 123 had been adopted. SFAS 123 does not apply to awards made prior to June 24, 1995, and so all pro forma disclosures include the effects of all options granted after June 24, 1995. Additional awards in future years are anticipated.

        The Black-Scholes option pricing model is used to estimate the fair value on the date of grant of each option granted after December 25, 1994. The Black-Scholes model is also used to estimate the fair value on the date of grant of the employees' purchase rights associated with the Company's Employee Stock Purchase Plan. A summary of the assumptions used for stock option grants and employee purchase right grants follows:

	Twelve Months Ended
	December 27, 2003	December 28, 2002	December 29, 2001
1993 and 2001 stock option plans:
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	75.0%	75.0%	90.0%
Risk free interest rate	2.0%	4.0%	3.7%
Expected lives	3.8 years	4.0 years	3.6 years
Employee Stock Purchase Plan:
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	75.0%	75.0%	90.0%
Risk free interest rate	1.3%	2.3%	5.4%
Expected lives	1.0 year	1.0 year	1.0 year

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

	Twelve Months Ended
	December 27, 2003	December 28, 2002	December 29, 2001
Net income:
As reported	$7,193	$18,910	$13,145
Compensation expense, net of tax benefit of $2,773, $2,419 and $1,820, respectively	(5,102)	(4,759)	(3,764)

Pro forma	$2,091	$14,151	$9,381

Earnings per share:
Basic
As reported	$0.37	$0.99	$0.74
Pro forma	0.11	0.74	0.53
Diluted
As reported	0.36	0.94	0.70
Pro forma	$0.10	$0.70	$0.50

        The effects on pro forma net income and pro forma EPS of the estimated stock-based compensation expense, net of tax, calculated using the fair value of stock options in accordance with the Black-Scholes option pricing model are not necessarily representative of the effects on the Company's results of operations in the future. In addition, the compensation expense estimates utilize an option pricing model developed for traded options with relatively short lives. The Company's option grants typically have a life of up to ten years and are not transferable. Therefore, the actual fair value of a stock option grant may be different from the Company's estimates. The Company believes that its estimates incorporate all relevant information and represent a reasonable approximation in light of the difficulties involved in valuing non-traded stock options.

        A summary of the weighted average fair value of stock option grants and the average fair value of the employee purchase right grants follows:

	Twelve Months Ended
	December 27, 2003	December 28, 2002	December 29, 2001
Fair value of stock option grants	$8.58	$11.74	$5.00
Fair value of employee purchase right grants	$5.66	$6.25	$5.45

Revenue recognition

        The Company recognizes sales and the related cost of products at the time the products are received by customers. The Company's customers may return purchased items for an exchange or refund. The Company provides an allowance based on projected merchandise returns, taking into consideration historical experience and other factors. The returns allowance is recorded as a reduction to net sales for the estimated retail value of the projected merchandise returns and as a reduction in cost of products for the corresponding cost amount. Shipping and processing fees charged to the customer are recognized at the time the products are received by the customer and are included in net sales. The cost of shipping products to the customer is recognized at the time the products are received by the customer and are included in cost of products and merchandising. Sales taxes are excluded from net sales.

Pre-opening costs

        Pre-opening costs for the Company's new retail stores include costs incurred prior to store opening including payroll costs and manager training expenses. These costs are expensed as incurred and are included in selling, general and administrative expenses. Pre-opening costs totaled approximately $1,546,000, $1,825,000 and $1,484,000 during fiscal 2003, fiscal 2002 and fiscal 2001, respectively.

Selling expenses

        Selling expenses consist primarily of the costs to produce, print and distribute catalogs ("catalog costs"), retail store selling and administrative costs, primarily salaries and benefits, and other marketing department costs. Costs associated with the Company's website are also included in selling expenses. Catalog costs are considered direct response advertising and as such are capitalized as incurred and amortized over the expected sales life of each catalog, which is generally a period not exceeding six months. Creative and production costs associated with the Company's website are also considered direct response advertising and, as such, are capitalized as incurred and amortized over the respective selling season, which is generally a period not exceeding six months. Advertising expense, excluding catalog costs and in-store visual presentation and signage, totaled $1,726,000, $958,000 and $194,000 during fiscal 2003, fiscal 2002 and fiscal 2001, respectively. The increase in advertising expense in fiscal 2003 and fiscal 2002 is primarily related to increased advertising associated with the Company's retail stores.

Advertising arrangements

        The Company periodically enters into arrangements with certain national magazine publishers whereby the Company includes magazine subscription cards in its catalog mailings. The arrangements vary by publisher. The aggregate advertising credits recorded by the Company related to one of these arrangements were $260,000, $225,000 and $0 in fiscal 2003, fiscal 2002 and fiscal 2001, respectively, and are included as a reduction to selling expenses. The other arrangements provided discounts on advertising resulting in lower advertising costs. At December 27, 2003 and December 28, 2002, the net accrued credits receivable related to these arrangements was $123,000 and $50,000, respectively.

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

Risks and uncertainties

        The Company has evaluated its operations to determine whether any risks and uncertainties exist that could severely impact its operations in the near term. The potential near term risks that the Company identified include, but are not limited to, the following: the ability of the Company to transition from being a multi-brand single-channel market sourced retailer to being a single brand multi-channel private label retailer; the ability of the Company to successfully expand and upgrade its human and systems resources and operating infrastructure to adequately support its multi-channel business model; the ability of the Company to execute its retail store expansion; the ability of the Company to successfully execute its new merchandising initiatives; the adequacy and quality of the Company's inventory; the potential for fixed asset impairments resulting from under performing long-lived assets; the ability of the Company to have sufficient liquidity to meet its future operating lease and other cash flow obligations; and changes in, or the failure to comply with, federal and state tax and other government regulations.

        Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist principally of cash investments. The Company maintains cash and cash equivalents with various major financial institutions. The Company performs periodic evaluations of the relative credit standing of these financial institutions to minimize credit risk.

        Although the Company uses a variety of buying agents and buys directly from a variety of domestic vendors, it places significant reliance on its relationship with one foreign buying agent. The Company believes that this concentration risk is mitigated by the fact that this buying agent purchases the Company's inventory directly from a variety of foreign vendors. During fiscal 2003 and fiscal 2002, the Company did not purchase more than 10% of its inventory directly from any one vendor. However, it did purchase approximately 38% and 31% of its inventory through this one buying agent during fiscal 2003 and fiscal 2002, respectively. Although the Company could purchase this inventory through alternative buying agents and/or directly from vendors, loss of this buying agent could disrupt operations. The Company attempts to mitigate this risk by working closely with this buying agent and its other key buying agents and vendors. The Company believes that its combined foreign purchases, including direct purchases and indirect purchases through domestic vendors, totaled roughly 93% and 85% of its total purchases during fiscal 2003 and fiscal 2002, respectively.

Statement of operations classifications

        Cost of products and merchandising on the Company's consolidated statements of operations consists primarily of merchandise development, sourcing, control and acquisition costs, provisions for markdowns, order processing and customer service costs, distribution facility costs and occupancy and depreciation costs for the Company's stores. Selling, general and administrative expenses on the Company's consolidated statements of operations consist primarily of catalog costs as well as website expenses, retail store selling and corporate administrative costs.

Reclassifications

        Certain amounts in the prior year financial statements and related notes have been reclassified to conform to the fiscal 2003 presentation.

Recent accounting standards

        In May 2003, the FASB issued Statement No. 150 ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and is effective for all financial instruments entered into after May 31, 2003 and otherwise is effective in the first interim period beginning after June 15, 2003. The Company's adoption of the provisions of SFAS 150 had no material impact on its consolidated financial statements.

        In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." The primary objectives of FIN 46 are to provide guidance on the identification of, and financial reporting for, entities for which control is achieved through means other than through voting rights. Such entities are known as variable interest entities. The Company's adoption of the provisions of FIN 46 had no material impact on its consolidated financial statements.

        In November 2002, the Emerging Issues Task Force ("EITF") issued a final consensus on Issue 00-21 ("EITF 00-21"), "Accounting for Revenue Arrangements with Multiple Deliverables" which addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. EITF 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. Companies may also elect to apply the provisions of EITF 00-21 to existing arrangements and record the income statement impact as a cumulative effect of a change in accounting principle. The Company's adoption of the provisions of EITF 00-21 had no material impact on its consolidated financial statements. However, future sales promotions may require the deferral of revenue.

C.    Property and equipment:

        A summary of property and equipment follows (in thousands):

	December 27, 2003	December 28, 2002
Land and building	$29,292	$29,292
Equipment	32,879	28,988
Furniture, fixtures and leasehold improvements	112,585	84,122
Construction in progress	1,970	1,583

Total property and equipment	176,726	143,985
Less accumulated depreciation and amortization	(51,410)	(35,309)

Property and equipment, net	$125,316	$108,676

        Construction in progress is primarily comprised of furniture, fixtures and equipment related to unopened retail stores. The net book value of capitalized software included in property and equipment totaled $1,412,000 and $1,016,000 at December 27, 2003 and December 28, 2002, respectively. The Company incurred depreciation expense of $801,000, $960,000 and $856,000 related to capitalized software for fiscal 2003, fiscal 2002 and fiscal 2001, respectively.

D.    Accrued expenses:

        A summary of the significant components of accrued expenses follows (in thousands):

	December 27, 2003	December 28, 2002
Employee benefits	$3,756	$2,540
Deferred compensation	2,760	2,000
Construction in progress	1,033	2,124
Gift certificates	4,698	3,393
Customer advances	2,232	1,809
Taxes	2,831	3,722
Other	5,573	5,021

Total accrued expenses	$22,883	$20,609

E.    Debt:

        The Company's credit facilities at December 27, 2003 consisted of (i) a $60,000,000 revolving credit facility (the "Revolving Credit Facility"); (ii) a $12,000,000 real estate loan (the "Tilton Facility Loan"); and (iii) a $4,100,000 equipment loan (the "Equipment Loan").

        A summary of outstanding long-term debt follows (in thousands):

	December 27, 2003	December 28, 2002
Real estate loans	$10,593	$10,937
Equipment loans	3,349	4,609
Capitalized lease obligations	—	44

Total long-term debt	13,942	15,590
Less current maturities	(1,706)	(1,788)

Long-term debt, less current portion	$12,236	$13,802

        At December 27, 2003, the aggregate principal amounts of long-term debt maturing in the next five fiscal years and thereafter were as follows (in thousands):

Fiscal 2004	$1,706
Fiscal 2005	1,805
Fiscal 2006	1,036
Fiscal 2007	463
Fiscal 2008	496
Thereafter	8,436

Total	$13,942

        On June 26, 2003, the Company amended the Revolving Credit Facility primarily to extend its term, increase its letter of credit capacity and remove a prior borrowing restriction. The maturity date of the Revolving Credit Facility, as amended, is June 1, 2005. The amount of the Revolving Credit Facility, as amended, was increased from $50,000,000 to $60,000,000, providing the Company with an additional $10,000,000 in letter of credit capacity. Letters of credit are primarily used to procure inventory from foreign vendors. The amount available under the Revolving Credit Facility is reduced by outstanding borrowings and outstanding letters of credit. Outstanding borrowings may not exceed $20,000,000. The Revolving Credit Facility is collateralized by substantially all the personal property, both tangible and intangible, of the Company. Outstanding borrowings bear interest at an annual rate equal to the prime lending rate announced by one of the participating banks or the LIBOR lending rate plus 1.75% per annum. At December 27, 2003, the Revolving Credit Facility bore interest at 4.00% per annum. There were no outstanding borrowings on the Revolving Credit Facility at December 27, 2003 or December 28, 2002. The maximum borrowed amount outstanding under the Revolving Credit Facility during fiscal 2003 and fiscal 2002 was $0 and $5,000,000, respectively. Outstanding letters of credit totaled $25,534,000 and $27,978,000 at December 27, 2003 and December 28, 2002, respectively. Availability under the Revolving Credit Facility at December 27, 2003 and December 28, 2002 was $34,466,000 and $22,022,000, respectively, subject in each case to the applicable borrowing cap. Outstanding letters of credit do not bear interest. The Company is required to pay a commitment fee of 1/4 of 1% per annum on the unused portion of the Revolving Credit Facility.

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

        The Equipment Loan is collateralized by substantially all of the Company's materials handling equipment. On May 30, 2003, the Company refinanced the promissory notes outstanding under the Equipment Loan in order to reduce the weighted average interest rate of the Equipment Loan. Payments of principal and interest on the Equipment Loan, as amended, are due monthly with a balloon payment on the remaining balance payable on June 1, 2006. The interest rate on the Equipment Loan is fixed at 5.00% per annum.

        The Company's credit facilities contain various lending conditions and covenants including restrictions on permitted liens. In the case of the Revolving Credit Facility, these conditions and covenants include certain financial coverage calculations and ratios, including (i) indebtedness and outstanding letter of credit balance to tangible net worth; (ii) hard current assets to current liabilities; (iii) debt service coverage; (iv) indebtedness, outstanding letter of credit balance and net present value of operating leases to tangible net worth; (v) minimum tangible net worth; and (vi) minimum annual net profit. The manner of making these calculations and computing these ratios is defined by the provisions of the Fifth Amended and Restated Loan Agreement, as amended, which is part of the Revolving Credit Facility. The Company was in compliance with the covenants associated with its respective credit facilities as of and for the years ended December 27, 2003, December 28, 2002 and December 29, 2001. Gross interest expense was $1,199,000, $1,381,000 and $1,574,000 for fiscal 2003, fiscal 2002 and fiscal 2001, respectively.

F.     Stockholders' equity:

Stock split

        During fiscal 2002, the Company effected a three-for-two stock split in the form of a stock dividend paid on June 28, 2002 to shareholders of record on June 14, 2002. All share and per share data has been adjusted for the stock split.

Common stock

        The Company has 30,000,000 shares of common stock, $0.01 par value per share, authorized. On February 6, 2001, the Company issued and sold an aggregate of 2,565,000 shares of its common stock (the "Restricted Shares") to accredited institutional investors in a private placement under Rule 506 under the Securities Act of 1933. The Restricted Shares were sold for cash at a price of $12.00 per share, for gross proceeds of $30,780,000. The purchase price was established on January 23, 2001 and represented an 18% discount from the NASDAQ closing price on that date. The Company paid a fee of 6.0% of the gross proceeds from the sale of the Restricted Shares to the Company's placement agent for the sale of the Restricted Shares, and incurred other expenses of approximately $227,000 in the transaction, resulting in net proceeds to the Company, after placement agent fees and other expenses, of $28,706,000. On February 21, 2001 a registration statement on Form S-3 relating to resale of the Restricted Shares became effective.

Special preferred stock

        The Company has 1,000,000 shares of special preferred stock, $0.01 par value per share, authorized. The Company's Board of Directors has discretion to determine the rights and preferences of the special preferred stock. No special preferred stock was outstanding at either of the reported balance sheet dates.

Earnings per share

        A reconciliation of the numerators and denominators of the basic and diluted EPS computations follows (in thousands, except per share data):

	Twelve Months Ended
	December 27, 2003	December 28, 2002	December 29, 2001
Numerator:
Net income	$7,193	$18,910	$13,145

Denominator (shares):
Basic weighted average shares outstanding	19,585	19,080	17,674
Assumed exercise of stock options	475	1,016	1,023

Diluted weighted average shares outstanding	20,060	20,096	18,697

Earnings per share:
Basic	$0.37	$0.99	$0.74
Diluted	$0.36	$0.94	$0.70

        At December 27, 2003, December 28, 2002 and December 29, 2001, of the options then outstanding, options to purchase 1,886,000, 602,000 and 198,750 shares of common stock, respectively, were excluded from the computation of diluted EPS on the basis that such options were antidilutive.

G.    Stock-based plans:

        At December 27, 2003, the Company had three active stock-based plans: the amended and restated 2001 Incentive and Non-Statutory Stock Option Plan (the "2001 Stock Option Plan"), the amended and restated 1993 Incentive and Nonqualified Stock Option Plan (the "1993 Stock Option Plan") and the amended 1998 Employee Stock Purchase Plan (the "Employee Stock Purchase Plan"). The Company applies APB 25 and related interpretations to account for its stock option plans and employee stock purchase plan.

Stock option plans

        The 1993 Stock Option Plan and the 2001 Stock Option Plan (the "option plans") authorize (i) the grant of options to purchase common stock intended to qualify as incentive stock options as defined in Section 422 of the Internal Revenue Code of 1986, as amended ("ISO's"), and (ii) the grant of options that do not so qualify. At December 27, 2003, the 1993 Stock Option Plan and the 2001 Stock Option Plan authorized the issuance of options to purchase up to 3,600,000 and 3,250,000 shares of common stock, respectively. The Compensation Committee of the Board of Directors administers the option plans and, within certain limits, has discretion to determine the terms and conditions of options granted under the option plans. The 2001 Stock Option Plan provides for the automatic grant of options to purchase a specified number of shares to non-employee directors. The maximum term of options granted under the option plans are ten years. Options granted typically vest over a period of three to five years. No additional options may be granted under the 1993 Stock Option Plan.

        A summary of the number of shares of common stock for which outstanding options were exercisable under each of the option plans follows:

	1993 Stock Option Plan		2001 Stock Option Plan
	Number Exercisable	Wtd. Avg. Exercise Price	Number Exercisable	Wtd. Avg. Exercise Price
December 27, 2003	807,403	$7.91	1,004,775	$14.72
December 28, 2002	881,954	$7.30	292,000	$10.62
December 29, 2001	1,952,211	$6.06	—	$—

        A summary of the activity related to the shares of common stock covered by outstanding options under each of the option plans follows:

	1993 Stock Option Plan			2001 Stock Option Plan
	Number of Shares	Exercise Price Per Share	Wtd. Avg. Exercise Price	Number of Shares	Exercise Price Per Share	Wtd. Avg. Exercise Price
Balance at December 30, 2000	2,464,531	$0.92-13.89	$5.79	—	$—	$—
Granted	125,925	7.15-12.05	11.20	608,325	7.15-12.66	7.30
Exercised	(305,706)	1.00-9.83	4.19	—	—	—
Canceled	(31,519)	4.67-13.89	12.02	—	—	—

Balance at December 29, 2001	2,253,231	0.92-13.89	6.22	608,325	7.15-12.66	7.30
Granted	16,500	14.23	14.23	1,577,000	14.13-24.16	20.36
Exercised	(1,346,531)	0.92-13.89	5.51	(5,775)	7.15	7.15
Canceled	(2,254)	5.19	5.19	(16,000)	7.15	7.15

Balance at December 28, 2002	920,946	1.39-14.23	7.41	2,163,550	7.15-24.16	16.82
Granted	18,775	12.75-15.34	15.14	381,725	12.12-16.68	15.51
Exercised	(91,401)	1.39-7.15	2.32	(40,500)	7.15	7.15
Canceled	(2,000)	7.15-15.26	11.21	(181,000)	7.15-22.30	18.39

Balance at December 27, 2003	846,320	$2.71-15.34	$8.12	2,323,775	$7.15-24.16	$16.65

        A summary of the information about the shares of common stock covered by outstanding and exercisable options under the option plans at December 27, 2003 follows:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares	Wtd. Avg. Remaining Contractual Life	Wtd. Avg. Exercise Price	Number of Shares	Wtd. Avg. Exercise Price
$2.71-3.33	82,500	1.4 years	$3.13	78,000	$3.15
4.00-4.67	132,908	1.0 years	4.55	132,908	4.55
7.15-9.32	909,448	6.1 years	7.39	802,531	7.41
10.75-14.23	652,739	6.8 years	13.55	327,239	13.25
15.26-16.68	315,500	9.4 years	15.91	67,500	15.26
$21.00-24.16	1,077,000	8.5 years	22.39	404,000	22.32

	3,170,095	7.0 years	$14.37	1,812,178	$11.69

Stock purchase plan

        Under the Company's Employee Stock Purchase Plan, eligible employees may be granted the opportunity to purchase common stock of the Company at 85% of market value on the first or last business day of the calendar year, whichever is lower. See the Consolidated Statement of Changes in Stockholders' Equity for activity under the Employee Stock Purchase Plan. At December 27, 2003, the Employee Stock Purchase Plan authorized the issuance of options to purchase up to 600,000 shares of the Company's common stock to eligible employees, of which 346,915 shares were available for issuance. On December 31, 2003, the Company issued 36,262 shares of common stock under the Employee Stock Purchase Plan for proceeds of approximately $392,000.

H.    Benefit plans:

        The Company offers a savings plan (the "Savings Plan") to its employees, which permits participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. At the discretion of the Board of Directors, the Company may also make contributions for the benefit of all eligible employees under the Savings Plan. Employee eligibility is based on minimum age and employment requirements. Employees are not able to invest in Company stock in the Savings Plan. The Company contributed $530,000, $419,000 and $609,000 to the Savings Plan for fiscal 2003, fiscal 2002 and fiscal 2001, respectively.

I.     Deferred compensation:

        Effective January 1, 2002, the Company established an unfunded deferred compensation plan (the "Plan") to provide benefits for management and members of the Board of Directors. The Plan provides for (i) elective deferrals of salary, incentive compensation and board member fees on a pre-tax basis within limits specified by the Plan ("compensation deferrals"), (ii) discretionary contributions by the Company ("discretionary contributions"), which may be made subject to vesting requirements, and (iii) certain other contributions by the Company to be made in connection with the Company's annual discretionary match for its 401(k) Plan, if any ("other contributions"). Participants in the Plan are required to designate how they would like their compensation deferrals, discretionary contributions and other contributions to be measured based on the various measurement options provided by the Plan. During fiscal 2002, the Company made a fully vested discretionary contribution into the Plan for its President and Chief Executive Officer of $1,000,000.

        Separately, the Company, at its discretion, has transferred $898,000 and $2,414,000 during fiscal 2003 and 2002, respectively to a trust. The trust assets at December 27, 2003 and December 28, 2002 were $3,400,000 and $2,279,000, respectively, net of investment gains and losses and various fees and expenses. The trust assets are invested in corporate owned life insurance in a manner that is designed to approximate the measurement designations of the Plan participants, for both vested and unvested balances. Investments are exposed to various risks, such as interest rate, market and credit risks. Due to the level of risk associated with certain investments, it is at least reasonably possible that changes in the values of these investments will occur in the near term and that such changes will also impact participant deferred compensation balances based on the measurement designations made by the participant. Changes in value of the trust assets are intended to mirror changes in value of the participants' deferred compensation accounts. The trust assets are included in other non-current assets.

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

        A summary of the significant components of deferred tax assets and liabilities follows (in thousands):

	December 27, 2003	December 28, 2002
Deferred tax assets:
Current:
Net operating losses	$520	$520
Inventory	4,267	3,061
Reserve for customer returns	2,910	3,057
Other	886	928

Total current deferred tax assets	8,583	7,566

Non-current:
Net operating losses	1,517	1,862
Deferred compensation	1,099	809
Property and equipment	338	343

Total non-current deferred tax assets	2,954	3,014

Total deferred tax assets	11,537	10,580

Deferred tax liabilities:
Current:
Prepaid catalogs	1,542	1,417
Non-current:
Property and equipment	6,843	4,751
Other	279	—

Total deferred tax liabilities	8,664	6,168

Net deferred tax assets before valuation allowance	2,873	4,412
Less: Valuation allowance	—	(119)

Net deferred tax assets	$2,873	$4,293

        At December 27, 2003, the Company had available federal net operating loss ("NOL") carryforwards of approximately $3,930,000, of which $1,547,000 expires in 2005 and $2,383,000 expires in 2006. In addition, the Company had available tax effected state NOL carryforwards of approximately $661,000, which expire between 2005 and 2023. At December 28, 2002, the Company placed a $119,000 valuation allowance against a portion of its deferred tax assets related to state NOL carryforwards where the Company believed that it was more likely than not that the tax benefit of these NOL carryforwards would not be realized. In fiscal 2003, as a result of the merger of the Company's retail and catalog/internet subsidiaries, the Company reversed the valuation allowance based on its determination that it is now more likely than not that the Company will be able to fully utilize these NOL carryforwards.

        Section 382 of the Internal Revenue Code of 1986, as amended, restricts a corporation's ability to use its federal NOL carryforwards following certain "ownership changes." The Company determined that such an ownership change occurred as a result of its initial public offering ("IPO"), and accordingly, the amount of the Company's pre-IPO federal NOL carryforwards available for use in any particular taxable year is limited to $1,486,000 annually. To the extent that the Company does not utilize the full amount of the annual federal NOL limit, the unused amount may be used to offset taxable income in future years. The Company utilized $1,486,000 in federal NOL carryforwards during fiscal 2003. These federal NOL carryforwards expire 15 years after the tax year in which they arise, and the last of the Company's current federal NOL carryforwards will expire in its 2006 tax year.

        A summary of the components of the provision for income taxes follows (in thousands):

	Twelve Months Ended
	December 27, 2003	December 28, 2002	December 29, 2001
Current:
Federal	$2,058	$6,895	$6,214
State	1,517	2,813	1,815
Deferred:
Federal	2,021	3,390	1,665
State	(601)	(15)	(175)

Provision for income taxes	$4,995	$13,083	$9,519

        A reconciliation of the difference in income taxes at the U.S. federal statutory rate and the income tax provision as reported follows (in thousands):

	Twelve Months Ended
	December 27, 2003	December 28, 2002	December 29, 2001
Provision for income taxes at the U.S. federal statutory rate	$4,266	$11,198	$7,932
State taxes, net of federal tax benefits	838	1,700	1,066
Valuation allowance on state NOL carryforwards	(119)	119	—
Other	10	66	521

Provision for income taxes at effective rate	$4,995	$13,083	$9,519

K.    Commitments and contingencies:

Lease commitments

        The Company leases certain of its facilities under non-cancelable operating leases having initial or remaining terms of more than one year. Many of the Company's leases contain scheduled increases in annual rent payments and the majority of the Company's real estate leases also require the Company to pay maintenance, insurance and real estate taxes. Additionally, certain of the Company's leases include provisions for the payment of additional rent based on a percentage of sales over an established minimum. Rent expense, excluding maintenance, insurance and real estate taxes, totaled $19,370,000, $14,167,000 and $8,415,000 in fiscal 2003, fiscal 2002 and fiscal 2001, respectively. At December 27, 2003, the future minimum lease payments, excluding maintenance, insurance and real estate taxes, for operating leases having a remaining term in excess of one year at such date were as follows (in thousands):

Fiscal 2004	$23,249
Fiscal 2005	26,963
Fiscal 2006	27,341
Fiscal 2007	27,745
Fiscal 2008	28,092
Thereafter	96,548

Total	$229,938

        In addition to the commitments represented in the above table, the Company enters into a number of cancelable and non-cancelable commitments during the year. Typically, these commitments are for less then a year in duration and are principally focused on the construction of new retail stores and the procurement of inventory. The Company typically commits to construction costs one to six months in advance of a new retail store opening. Preliminary commitments with the Company's private label merchandise vendors typically are made five to seven months in advance of planned receipt date. Initial merchandise commitments for branded merchandise typically are made four to six months before planned receipt date.

        Most of the Company's retail store leases contain provisions that allow for early termination of the lease by either party if certain predetermined annual sales levels are not met. Generally, these provisions allow the lease to be terminated between the third and fifth year of the lease. Should the lease be terminated under these provisions, the unamortized portion of any landlord allowances related to that property would generally be payable to the landlord. Unamortized landlord allowances were $34,363,000 and $23,430,000 at December 27, 2003 and December 28, 2002, respectively.

        During fiscal 2003, the Company received a $250,000 deposit from one of its vendors, which is refundable to the vendor in the event of an early termination of the contract. The Company is recognizing this deposit over the term of the contract as a reduction to selling, general and administrative expenses. The unamortized portion of this deposit at December 27, 2003 is $213,000.

Legal proceedings

        In May, June and July 2003, three civil actions were filed in the United States District Court for the District of Massachusetts against the Company and two of its executive officers. These actions have now been consolidated into a single action, allegedly on behalf of a class of purchasers of the common stock of the Company, which alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. An Amended Consolidated Complaint was filed in December 2003. The Amended Consolidated Compliant alleges a class period from February 12, 2002 through December 4, 2002, asserts that the Company failed to disclose and misrepresented certain adverse facts and seeks compensatory damages in an unspecified amount. In February 2004, the Company moved to dismiss the Amended Consolidated Complaint. The Company intends to vigorously defend itself against these claims. The Company is unable to predict the outcome of this litigation, nor can the Company reasonably estimate a range of possible loss at the current time.

        In August 2003, a civil action was filed in the California Superior Court, Riverside County, against The Birch Pond Group, Inc. (a subsidiary of The J. Jill Group, Inc.) and certain fictitiously named and unknown defendants who allegedly are or were operating J. Jill stores within the State of California. This action, allegedly on behalf of a class of non-salaried store workers, alleges, among other things, violations of various provisions of the California Labor Code and related regulations regarding meal periods, rest periods and coerced patronage, and unfair competition. The Complaint seeks compensatory damages, additional wages, civil penalties, interest, attorneys fees and punitive damages in unspecified amounts, as well as restitution in an unspecified amount and injunctive relief. In September 2003, The Birch Pond Group, Inc. filed its answer to the Complaint, denying the plaintiffs' claims and setting forth various affirmative defenses. The Company intends to defend itself vigorously against these claims. The Company is unable to predict the outcome of this litigation, nor can the Company reasonably estimate a range of possible loss at the current time.

        From time to time, the Company is party to various legal proceedings, primarily arising in the ordinary course of business. Further, additional claims may be asserted in the future relative to events currently unknown to management.

L.    Segment information:

        The Company currently has two reportable business segments, direct and retail. Each segment is separately managed and utilizes distinct distribution, marketing and inventory management strategies. The direct segment markets merchandise through catalogs and the Company's website jjill.com. The retail segment markets merchandise through retail stores. Results from the Company's catalog outlet stores and the discontinued Nicole Summers catalog are included in the direct segment. Results from the Company's retail outlet store are included in the retail segment. Segment reporting is intended to give financial statement users a view of the Company "through the eyes of management." The Company's internal management reporting is the basis for the information disclosed for its business segments. In accordance with Generally Accepted Accounting Principles ("GAAP") the Company's internally defined measure of segment profit or loss, direct contribution, is required to be disclosed, but it is not a GAAP measure. As such, information related to segment direct contribution should be read in conjunction with the reconciliation to "Income before interest and taxes" as determined by GAAP.

        The Company evaluates its segment profitability based on the direct contribution of each segment. Direct contribution represents each segment's net sales less direct costs related to the segment's operations. Direct costs for both segments include merchandise acquisition and control costs and provisions for markdowns. Direct costs also include catalog costs, certain order processing costs and internet selling costs for the direct segment and retail store selling, occupancy, depreciation and administrative costs for the retail segment. Direct contribution less unallocated shared-service costs and general and administrative expenses is equal to income before interest and taxes. Unallocated shared- service costs include distribution and warehousing costs as well as merchandising, sourcing and product development costs. General and administrative expenses include corporate executive management costs, support service costs (e.g., shared information systems, finance and human resources) and corporate headquarters occupancy costs.

        Segment assets are those that are directly used in or identified with segment operations, including inventory, fixed assets primarily related to store construction, accounts receivable and other operating assets. Unallocated assets include corporate cash and cash equivalents, the Company's corporate headquarters and distribution facility, corporate information systems, deferred tax amounts and other corporate assets. Segment information for fiscal 2002 and fiscal 2001 has been presented to conform to current period presentation. The accounting policies of the Company's segments are the same as those described in Note B. In addition, inter-segment balances and transactions have been eliminated.

        The following tables summarize financial information by segment and provide a reconciliation of segment direct contribution to income before interest and taxes (in thousands):

	Twelve Months Ended
	December 27, 2003	December 28, 2002	December 29, 2001
Net sales:
Direct	$200,219	$220,595	$212,204
Retail	177,511	128,086	76,223
Other (1)	(826)	(1,107)	(1,384)

Total net sales	$376,904	$347,574	$287,043

Direct contribution reconciliation:
Direct	$54,553	$69,758	$58,351
Retail	7,143	9,997	5,437

Total direct contribution	61,696	79,755	63,788
Unallocated shared-service costs	(26,242)	(24,856)	(23,208)
General and administrative expenses	(22,527)	(22,137)	(17,039)

Income before interest and taxes	$12,927	$32,762	$23,541

Depreciation and amortization:
Direct	$61	$79	$117
Retail	11,000	7,311	3,568
Other (2)	5,070	5,282	4,999

Total depreciation and amortization	$16,131	$12,672	$8,684

Capital expenditures:
Direct	$11	$—	$—
Retail	31,398	32,788	26,712
Other (2)	2,856	1,946	3,447

Total capital expenditures	$34,265	$34,734	$30,159

(1)
Other represents certain sales allowances not specifically attributable to the direct or retail business segments.
(2)
Other includes expenses and expenditures related to unallocated capital assets.

	Direct	Retail	Unallocated Assets	Total
Identifiable assets:
December 27, 2003	$24,607	$118,754	$110,609	$253,970
December 28, 2002	$30,409	$101,784	$96,067	$228,260

M.   Quarterly financial data (unaudited):

        The following tables contain selected quarterly consolidated financial data for fiscal 2003 and fiscal 2002 that was prepared on the same basis as the audited consolidated financial statements and includes all adjustments necessary to present fairly, in all material respects, the information set forth therein on a consistent basis. All per share amounts and basic and diluted share amounts utilized in the calculation of earnings per share have been restated to reflect the effects of the three-for-two stock split (in thousands, except per share data):

	Fiscal 2003 Quarter Ended
	March 29, 2003	June 28, 2003	September 27, 2003	December 27, 2003
Net sales	$82,363	$97,365	$82,325	$114,851
Gross margin	25,555	36,621	24,367	40,496
Net income (loss)	$768	$6,098	$(2,851)	$3,178
Earnings (loss) per share:
Basic	$0.04	$0.31	$(0.15)	$0.16
Diluted	$0.04	$0.30	$(0.15)	$0.16
	Fiscal 2002 Quarter Ended
	March 30, 2002	June 29, 2002	September 28, 2002	December 28, 2002
Net sales	$73,357	$86,355	$80,012	$107,850
Gross margin	25,421	35,442	30,266	41,195
Net income	$2,696	$6,415	$3,621	$6,178
Earnings per share:
Basic	$0.15	$0.34	$0.19	$0.32
Diluted	$0.14	$0.32	$0.18	$0.30

        The sum of the quarterly EPS amounts may not equal the full year amount since the computations of the weighted average shares outstanding for each quarter and the full year are made independently.

REPORT OF INDEPENDENT AUDITORS ON
FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of
The J. Jill Group, Inc.:

        Our audits of the consolidated financial statements referred to in our report dated February 12, 2004 appearing in the 2003 Annual Report to Shareholders of The J. Jill Group, Inc. (which report and consolidated financial statements are included in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Boston, Massachusetts
February 12, 2004

THE J. JILL GROUP, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance Beginning of Period	Amounts Charged to Net Income	Write-Offs Against Reserve	Balance End of Period
Accrued Customer Returns:
Year ended December 27, 2003	$7,328	$47,781	$47,820	$7,289

Year ended December 28, 2002	$6,562	$51,459	$50,693	$7,328

Year ended December 29, 2001	$6,733	$50,197	$50,368	$6,562

Item 9. Changes in and Disagreements with Accountants on Accounting and Consolidated Financial Disclosure

        Not applicable.

Item 9A. Controls and Procedures

        We carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of December 27, 2003. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of December 27, 2003 our disclosure controls and procedures were effective in timely alerting them to material information required to be included in our reports filed or submitted under the Securities Exchange Act of 1934. No change in our internal control over financial reporting occurred during the fourth quarter of fiscal 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

        The information set forth under the caption "Directors and Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Code of Ethics" appearing in our definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on June 4, 2004, which will be filed with the Securities and Exchange Commission not later than 120 days after December 27, 2003, is incorporated herein by reference.

Item 11. Executive Compensation

        The information set forth under the caption "Remuneration of Executive Officers and Directors" appearing in our definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on June 4, 2004, which will be filed with the Securities and Exchange Commission not later than 120 days after December 27, 2003, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information set forth under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plans" appearing in our definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on June 4, 2004, which will be filed with the Securities and Exchange Commission not later than 120 days after December 27, 2003, is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

        None.

Item 14. Principal Accounting Fees and Services

        The information set forth under the captions "Principal Accounting Fees and Services" appearing in our definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on June 4, 2004, which will be filed with the Securities and Exchange Commission not later than 120 days after December 27, 2003, is incorporated herein by reference.

PART IV

Item 15. Exhibits, Consolidated Financial Statement Schedules, and Reports on Form 8-K

        (a)(1)    Financial Statements

  The financial statements filed as part of this report are listed on the Index to Consolidated Financial Statements on Page 31.

        (a)(2)    Financial Statement Schedule

Index to Consolidated Financial Statement Schedule
Page

Report of Independent Auditors on Financial Statement Schedule	56
Schedule II—Valuation and Qualifying Accounts	57

        (a)(3)    Exhibits

  Set forth below are the exhibits of The J. Jill Group, Inc. and its wholly owned subsidiaries ("the Company"). Exhibits 10.2 through 10.30 include the Company's compensatory plans or arrangements required to be filed as exhibits pursuant to Item 15(c) of Form 10-K.

Certificate of Incorporation and By-Laws
3.1	Restated Certificate of Incorporation of the Company (included as Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 25, 1993, File No. 0-22480, and incorporated herein by reference)
3.2	Certificate of Amendment of Restated Certificate of Incorporation of the Company, dated June 1, 1999 (included as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 26, 1999, File No. 0-22480, and incorporated herein by reference)
3.3	Certificate of Amendment of Restated Certificate of Incorporation of the Company, dated June 5, 2001 (included as Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, File No. 0-22480, and incorporated herein by reference)
3.4	By-Laws of the Company, as amended (included as Exhibit 99.1 to the Company's Current Report on Form 8-K filed November 24, 1999, File No. 0-22480, and incorporated herein by reference)
Material Contracts
10.1	Form of Stock Purchase Agreement from February 6, 2001, Private Placement (included as Exhibit 4.1 to the Company's Form 8-K filed February 13, 2001, File No. 0-22480, and incorporated herein by reference)
10.2	Amended and Restated 2001 Incentive and Non-Statutory Stock Option Plan (included as Appendix A to the Company's definitive Proxy Statement for its annual meeting of stockholders held on May 30, 2003, File No. 0-22480, and incorporated herein by reference)
10.3	Amended and Restated 1993 Incentive and Nonqualified Stock Option Plan (included as Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1998, File No. 0-22480, and incorporated herein by reference)
10.4	Amended 1998 Employee Stock Purchase Plan (included as Appendix A to the Company's definitive Proxy Statement for its annual meeting of stockholders held on June 1, 2000, File No. 0-22480, and incorporated herein by reference)

10.5	2004 Incentive Compensation Plan
10.6	Amended 2003 Incentive Compensation Plan
10.7	2003 Incentive Compensation Plan (included as Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 28, 2002, File No. 0-22480, and incorporated herein by reference)
10.8	2002 Incentive Compensation Plan (included as Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 29, 2001, File No. 0-22480, and incorporated herein by reference)
10.9	Restated Deferred Compensation Plan dated January 1, 2003 (included as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 28, 2002, File No. 0-22480, and incorporated herein by reference)
10.10	Restated Trust Agreement for the Deferred Compensation Plan dated January 1, 2003 (included as Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 28, 2002, File No. 0-22480, and incorporated herein by reference)
10.11	Employment Letter Agreement, dated December 21, 1995, between the Company and Gordon R. Cooke (included as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 30, 1995, File No. 0-22480, and incorporated herein by reference)
10.12	Employment Letter Agreement, dated March 11, 1999, between the Company and Dennis Adomaitis (included as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 27, 1999, File No. 0-22480, and incorporated herein by reference)
10.13	Employment Letter Agreement, dated May 3, 2003, between the Company and Stephen Pearson
10.14	Employment Letter Agreement, dated May 7, 1996, between the Company and John J. Hayes (included as Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended June 29, 1996, File No. 0-22480, and incorporated herein by reference)
10.15	Termination of Amended and Restated Split Dollar Agreement, dated March 11, 2003, between the Company and Gordon R. Cooke (included as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 28, 2002, File No. 0-22480, and incorporated herein by reference)
10.16	Amended and Restated Split Dollar Agreement and Assignment of Life Insurance Policy as Collateral, dated March 30, 2001, between the Company and Gordon R. Cooke (included as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, File No. 0-22480 and incorporated herein by reference)
10.17	Termination of Amended and Restated Split Dollar Agreement as Collateral, dated January 27, 2003, between the Company and Dennis Adomaitis (included as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 28, 2002, File No. 0-22480, and incorporated herein by reference)
10.18	Amended and Restated Split Dollar Agreement and Assignment of Life Insurance Policy as Collateral, dated September 18, 2002, between the Company and Dennis Adomaitis (included as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 28, 2002, File No. 0-22480, and incorporated herein by reference)
10.19	Termination of Amended and Restated Split Dollar Agreement, dated March 11, 2003, between the Company and Olga L. Conley (included as Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 28, 2002, File No. 0-22480, and incorporated herein by reference)

10.20	Amended and Restated Split Dollar Agreement and Assignment of Life Insurance Policy as Collateral, dated September 25, 2002, between the Company and Olga Conley (included as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 28, 2002, File No. 0-22480, and incorporated herein by reference)
10.21	Termination of Amended and Restated Split Dollar Agreement, dated March 11, 2003, between the Company and John J. Hayes (included as Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 28, 2002, File No. 0-22480, and incorporated herein by reference)
10.22	Amended and Restated Split Dollar Agreement and Assignment of Life Insurance Policy as Collateral, dated September 19, 2002, between the Company and John Hayes (included as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 28, 2002, File No. 0-22480, and incorporated herein by reference)
10.23	Termination of Amended and Restated Split Dollar Agreement, dated January 27, 2003, between the Company and Patricia C. Lee (included as Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 28, 2002, File No. 0-22480, and incorporated herein by reference)
10.24	Amended and Restated Split Dollar Agreement and Assignment of Life Insurance Policy as Collateral, dated September 25, 2002, between the Company and Patricia Lee (included as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 28, 2002, File No. 0-22480, and incorporated herein by reference)
10.25	Severance Agreement, dated April 3, 2000, between the Company and Gordon R. Cooke (included as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 24, 2000, File No. 0-22480, and incorporated herein by reference)
10.26	Severance Agreement, dated April 3, 2000, between the Company and Dennis J. Adomaitis (included as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 24, 2000, File No. 0-22480, and incorporated herein by reference)
10.27	Severance Agreement, dated April 3, 2000, between the Company and Olga L. Conley (included as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 24, 2000, File No. 0-22480, and incorporated herein by reference)
10.28	Severance Agreement, dated April 3, 2000, between the Company and John J. Hayes (included as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 24, 2000, File No. 0-22480, and incorporated herein by reference)
10.29	Severance Agreement, dated April 3, 2000, between the Company and Patricia C. Lee (included as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 24, 2000, File No. 0-22480, and incorporated herein by reference)
10.30	Severance Agreement, dated November 13, 2003, between the Company and Stephen L. Pearson
10.31	Fifth Amended and Restated Loan Agreement, dated June 29, 2001, between the Company and Citizens Bank of Massachusetts, individually and as agent for the other lenders party to such agreement, HSBC Bank USA and Bank of New Hampshire, N.A. (included as Exhibit 99.1 to the Company's Current Report on Form 8-K filed July 17, 2001, File No. 0-22480, and incorporated herein by reference)
10.32	Security Agreement, dated June 29, 2001, between the Company and Citizens Bank of Massachusetts, as agent for the lenders (included as Exhibit 99.2 to the Company's Current Report on Form 8-K filed July 17, 2001, File No. 0-22480, and incorporated herein by reference)

10.33	Security Agreement, dated June 29, 2001, between The Birch Pond Group, Inc. and Citizens Bank of Massachusetts, as agent for the lenders (included as Exhibit 99.3 to the Company's Current Report on Form 8-K filed July 17, 2001, File No. 0-22480, and incorporated herein by reference)
10.34	Security Agreement, dated June 29, 2001, between QT Services Group, Inc. and Citizens Bank of Massachusetts, as agent for the lenders (included as Exhibit 99.4 to the Company's Current Report on Form 8-K filed July 17, 2001, File No. 0-22480, and incorporated herein by reference)
10.35	Security Agreement, dated June 29, 2001, between J. Jill Direct, Inc. and Citizens Bank of Massachusetts, as agent for the lenders (included as Exhibit 99.5 to the Company's Current Report on Form 8-K filed July 17, 2001, File No. 0-22480, and incorporated herein by reference)
10.36	Guaranty (Unlimited), dated June 29, 2001, between The Birch Pond Group, Inc. and Citizens Bank of Massachusetts, as agent for the lenders (included as Exhibit 99.6 to the Company's Current Report on Form 8-K filed July 17, 2001, File No. 0-22480, and incorporated herein by reference)
10.37	Guaranty (Unlimited), dated June 29, 2001, between QT Services Group, Inc. and Citizens Bank of Massachusetts, as agent for the lenders (included as Exhibit 99.7 to the Company's Current Report on Form 8-K filed July 17, 2001, File No. 0-22480, and incorporated herein by reference)
10.38	Guaranty (Unlimited), dated June 29, 2001, between J. Jill Direct, Inc. and Citizens Bank of Massachusetts, as agent for the lenders (included as Exhibit 99.8 to the Company's Current Report on Form 8-K filed July 17, 2001, File No. 0-22480, and incorporated herein by reference)
10.39	Revolving Note, dated June 29, 2001, by and between the Company and Citizens Bank of Massachusetts (included as Exhibit 99.9 to the Company's Current Report on Form 8-K filed July 17, 2001, File No. 0-22480, and incorporated herein by reference)
10.40	Revolving Note, dated June 29, 2001 by and between the Company and HSBC Bank USA (included as Exhibit 99.10 to the Company's Current Report on Form 8-K filed July 17, 2001, File No. 0-22480, and incorporated herein by reference)
10.41	Revolving Note, dated June 29, 2001 by and between the Company and Bank of New Hampshire, N.A. (included as Exhibit 99.11 to the Company's Current Report on Form 8-K filed July 17, 2001, File No. 0-22480, and incorporated herein by reference)
10.42	Pledge Agreement, dated June 29, 2001, between the Company and Citizens Bank of Massachusetts, as agent for the lenders (included as Exhibit 99.12 to the Company's Current Report on Form 8-K filed July 17, 2001, File No. 0-22480, and incorporated herein by reference)
10.43	Letter of Confirmation, dated June 29, 2001, by the Birch Pond Group, Inc. to Citizens Bank of Massachusetts, as agent for the lenders (included as Exhibit 99.13 to the Company's Current Report on Form 8-K filed July 17, 2001, File No. 0-22480, and incorporated herein by reference)
10.44	Letter of Confirmation, dated June 29, 2001, by J. Jill Direct, Inc. to Citizens Bank of Massachusetts, as agent for the lenders (included as Exhibit 99.14 to the Company's Current Report on Form 8-K filed July 17, 2001, File No. 0-22480, and incorporated herein by reference)

10.45	Letter of Confirmation, dated June 29, 2001, by QT Services Group, Inc. to Citizens Bank of Massachusetts, as agent for the lenders (included as Exhibit 99.15 to the Company's Current Report on Form 8-K filed July 17, 2001, File No. 0-22480, and incorporated herein by reference)
10.46	Grant of Security Interest in Trademarks, dated June 29, 2001, between the Company and Citizens Bank of Massachusetts, as agent for the lenders (included as Exhibit 99.16 to the Company's Current Report on Form 8-K filed July 17, 2001, File No. 0-22480, and incorporated herein by reference)
10.47	First Amendment to Fifth Amended and Restated Loan Agreement, dated August 28, 2001, between the Company and Citizens Bank of Massachusetts, individually and as agent for the other lenders party to such agreement, HSBC Bank USA and Bank of New Hampshire, N.A. (included as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 29, 2001, File No. 0-22480, and incorporated herein by reference)
10.48	Second Amendment to Fifth Amended and Restated Loan Agreement, dated July 25, 2002, by and among the Company and Citizens Bank of Massachusetts, HSBC Bank USA and Banknorth, N.A. f/k/a Peoples Heritage Bank, N.A., successor by merger to Bank of New Hampshire, N.A. and Citizens Bank of Massachusetts as agent for the lenders (included as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 29, 2002, File No. 0-22480, and incorporated herein by reference)
10.49	First Amendment to Revolving Note, dated July 25, 2002, between the Company and Citizens Bank of Massachusetts (included as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 29, 2002, File No. 0-22480, and incorporated herein by reference)
10.50	First Amendment to Revolving Note, dated July 25, 2002, between the Company and HSBC Bank USA (included as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 29, 2002, File No. 0-22480, and incorporated herein by reference)
10.51	First Amendment to Revolving Note, dated July 25, 2002, between the Company and Banknorth, N.A. f/k/a Peoples Heritage Bank, N.A., successor by merger to Bank of New Hampshire, N.A. (included as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 29, 2002, File No. 0-22480, and incorporated herein by reference)
10.52	Letter of Confirmation of Guaranty and Agreement, dated July 25, 2002, by The Birch Pond Group, Inc. to Citizens Bank of Massachusetts, individually and as agent for the benefit of, and on behalf of, all lenders (included as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 29, 2002, File No. 0-22480, and incorporated herein by reference)
10.53	Letter of Confirmation of Guaranty and Agreement, dated July 25, 2002, by QT Services Group, Inc. to Citizens Bank of Massachusetts, individually and as agent for the benefit of, and on behalf of, all lenders (included as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 29, 2002, File No. 0-22480, and incorporated herein by reference)
10.54	Letter of Confirmation of Guaranty and Agreement, dated July 25, 2002, by J. Jill Direct, Inc. to Citizens Bank of Massachusetts, individually and as agent for the benefit of, and on behalf of, all lenders (included as Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 29, 2002, File No. 0-22480, and incorporated herein by reference)

10.55	Third Amendment to Fifth Amended and Restated Loan Agreement, dated June 26, 2003, by and among the Company and Citizens Bank of Massachusetts, HSBC Bank USA, Banknorth, N.A. and Citizens Bank of Massachusetts as agent for the lenders (included as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 2003, File No. 0-22480, and incorporated herein by reference)
10.56	Amended and Restated Revolving Note, dated June 26, 2003, between the Company and Citizens Bank of Massachusetts (included as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 2003, File No. 0-22480, and incorporated herein by reference)
10.57	Amended and Restated Revolving Note, dated June 26, 2003, between the Company and HSBC Bank USA (included as Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 2003, File No. 0-22480, and incorporated herein by reference)
10.58	Amended and Restated Revolving Note, dated June 26, 2003, between the Company and Banknorth, N.A. (included as Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 2003, File No. 0-22480, and incorporated herein by reference)
10.59	Master Security Agreement, dated as of December 23, 1998, by and between the Company and Citizens Leasing Corporation (included as Exhibit 10.59 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1998, File No. 0-22480, and incorporated herein by reference)
10.60	Amendment No. 1 to the Master Security Agreement, dated as of December 23, 1998, by and between the Company and Citizens Leasing Corporation (included as Exhibit 10.60 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1998, File No. 0-22480, and incorporated herein by reference)
10.61	Secured Promissory Note, dated as of December 23, 1998, by and between the Company and Citizens Leasing Corporation (included as Exhibit 10.61 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1998, File No. 0-22480, and incorporated herein by reference)
10.62	Secured Promissory Note, dated as of December 23, 1998, by and between the Company and Citizens Leasing Corporation (included as Exhibit 10.62 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1998, File No. 0-22480, and incorporated herein by reference)
10.63	Secured Promissory Note, dated March 30, 1999, between the Company and Citizens Leasing Corporation (included as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 27, 1999, File No. 0-22480, and incorporated herein by reference)
10.64	Secured Promissory Note, dated March 30, 1999, between the Company and Citizens Leasing Corporation (included as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 27, 1999, File No. 0-22480, and incorporated herein by reference)
10.65	Secured Promissory Note No. 5, dated May 30, 2003, between the Company and Citizens Leasing Corporation (included as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 2003, File No. 0-22480, and incorporated herein by reference)
10.66	Guaranty, dated May 30, 2003, between The Birch Pond Group, Inc. and Citizens Leasing Corporation (included as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 2003, File No. 0-22480, and incorporated herein by reference)
10.67	Guaranty, dated May 30, 2003, between J. Jill Direct, Inc. and Citizens Leasing Corporation (included as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 2003, File No. 0-22480, and incorporated herein by reference)

10.68	Guaranty, dated May 30, 2003, between QT Services Group, Inc. and Citizens Leasing Corporation (included as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 2003, File No. 0-22480, and incorporated herein by reference)
10.69	Mortgage Note, dated March 1, 1999, between Birch Pond Realty Corporation and John Hancock Real Estate Finance, Inc. (included as Exhibit 10.63 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1998, File No. 0-22480, and incorporated herein by reference)
10.70	Consent Agreement, dated March 1, 1999, between the Company and Citizens Bank of Massachusetts (included as Exhibit 10.71 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1998, File No. 0-22480, and incorporated herein by reference)
10.71	Lease, dated March 1, 1999, between the Company and Birch Pond Realty Corporation (included as Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1998, File No. 0-22480, and incorporated herein by reference)
10.72	Assignment of Leases and Rents, dated March 1, 1999, between Birch Pond Realty Corporation and John Hancock Real Estate Finance, Inc. (included as Exhibit 10.64 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1998, File No. 0-22480, and incorporated herein by reference)
10.73	Mortgage, Assignment of Leases and Rents and Security Agreement, dated March 1, 1999, between Birch Pond Realty Corporation and John Hancock Real Estate Finance, Inc. (included as Exhibit 10.65 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1998, File No. 0-22480, and incorporated herein by reference)
10.74	Assignment of Agreements, Permits and Contracts, dated March 1, 1999, between Birch Pond Realty Corporation and John Hancock Real Estate Finance, Inc. (included as Exhibit 10.66 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1998, File No. 0-22480, and incorporated herein by reference)
10.75	Indemnification Agreement, dated March 1, 1999, between the Company, Birch Pond Realty Corporation and John Hancock Real Estate Finance, Inc. (included as Exhibit 10.67 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1998, File No. 0-22480, and incorporated herein by reference)
10.76	Guaranty Agreement, dated March 1, 1999, between the Company and John Hancock Real Estate Finance, Inc. (included as Exhibit 10.68 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1998, File No. 0-22480, and incorporated herein by reference)
10.77	Replacement Reserve Agreement, dated March 1, 1999, by and between Birch Pond Realty Corporation and John Hancock Real Estate Finance, Inc. (included as Exhibit 10.69 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1998, File No. 0-22480, and incorporated herein by reference)
10.78	Tenant Improvement and Leasing Commissions Agreement, dated March 1, 1999, between Birch Pond Realty Corporation and John Hancock Real Estate Finance, Inc. (included as Exhibit 10.70 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1998, File No. 0-22480, and incorporated herein by reference)
10.79	Subordination of Mortgage, dated June 28, 1999, between Birch Pond Realty Corporation and John Hancock Real Estate Finance, Inc. (included as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 26, 1999, File No. 0-22480, and incorporated herein by reference)

10.80	First Modification of Mortgage, Assignment of Leases and Rents and Security Agreement, dated June 28, 1999, between Birch Pond Realty Corporation and John Hancock Real Estate Finance, Inc. (included as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 26, 1999, File No. 0-22480, and incorporated herein by reference)
10.81	Partial Release, dated June 28, 1999, between Birch Pond Realty Corporation and John Hancock Real Estate Finance, Inc. (included as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 26, 1999, File No. 0-22480, and incorporated herein by reference)
10.82	Reaffirmation of Guaranty and Indemnity Agreements, dated June 28, 1999, between the Company and Birch Pond Realty Corporation in favor of John Hancock Real Estate Finance, Inc. (included as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 26, 1999, File No. 0-22480, and incorporated herein by reference)
10.83	Lease Agreement, dated September 18, 1998, between the Company and National Fire Protection Association (included as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 26, 1998, File No. 0-22480, and incorporated herein by reference)
10.84	First Amendment to Lease Agreement, dated June 10, 1999, between the Company and National Fire Protection Association (included as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 26, 1999, File No. 0-22480, and incorporated herein by reference)
10.85	Second Amendment to Lease Agreement, dated October 29, 1999, between the Company and National Fire Protection Association (included as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 25, 1999, File No. 0-22480, and incorporated herein by reference)
10.86	Loan Agreement, dated March 30, 1999, between the Company and Belknap County Economic Development Council, Inc. (included as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 27, 1999, File No. 0-22480, and incorporated herein by reference)
10.87	Security Agreement, dated March 30, 1999, between the Company and Belknap County Economic Development Council, Inc. (included as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 27, 1999, File No. 0-22480, and incorporated herein by reference)
10.88	Note, dated March 30, 1999, between the Company and Belknap County Economic Development Council, Inc. (included as Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 27, 1999, File No. 0-22480, and incorporated herein by reference)
10.89	Agreement of Sublease between the Company and Lumbermens Mutual Casualty Company, dated August 28, 2003 (included as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 27, 2003, File No. 0-22480, and incorporated herein by reference)
List of Subsidiaries of the Registrant
21.1	List of Subsidiaries of the Registrant at December 27, 2003
Consent of Experts
23.1	Consent of PricewaterhouseCoopers LLP dated March 10, 2004

Certifications
31.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350

        (b)    Reports on Form 8-K

  On October 23, 2003 we filed a report on Form 8-K to report the issuance of a press release commenting on our financial results for the third quarter ended September 27, 2003.

  On December 15, 2003 we filed a report on Form 8-K to report the issuance of a press release commenting on our then current expectations for our financial results for the fiscal quarter ending December 27, 2003, and our financial targets for fiscal 2004 and the first quarter thereof.

SIGNATURES

        Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE J. JILL GROUP, INC.
Dated: March 10, 2004
	By:	/s/ GORDON R. COOKE Gordon R. Cooke President, Chief Executive Officer, Chairman of the Board of Directors and Director (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GORDON R. COOKE Gordon R. Cooke	President, Chief Executive Officer, Chairman of the Board of Directors and Director (Principal Executive Officer)	March 10, 2004
/s/ OLGA L. CONLEY Olga L. Conley	Executive Vice President/Chief Financial Officer and Treasurer (Principal Financial Officer)	March 10, 2004
/s/ LINDA L. TRUDEL Linda L. Trudel	Vice President/Corporate Controller (Principal Accounting Officer)	March 10, 2004
/s/ WILLIAM E. ENGBERS William E. Engbers	Director	March 10, 2004
/s/ BRETT D. HEFFES Brett D. Heffes	Director	March 10, 2004
/s/ THOMAS J. LITLE Thomas J. Litle	Director	March 10, 2004
/s/ RUTH M. OWADES Ruth M. Owades	Director	March 10, 2004
/s/ SAMUEL L. SHANAMAN Samuel L. Shanaman	Director	March 10, 2004
/s/ JONATHAN P. WARD Jonathan P. Ward	Director	March 10, 2004

THE J. JILL GROUP, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 27, 2003
EXHIBIT INDEX

Material Contracts
10.5	2004 Incentive Compensation Plan
10.6	Amended 2003 Incentive Compensation Plan
10.13	Employment Letter Agreement, dated May 3, 2003, between the Company and Stephen Pearson
10.30	Severance Agreement, dated November 13, 2003, between the Company and Stephen L. Pearson
List of Subsidiaries of the Registrant
21.1	List of Subsidiaries of the Registrant at December 27, 2003
Consent of Experts
23.1	Consent of PricewaterhouseCoopers LLP dated March 10, 2004
Certifications
31.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350