Form 10-Q
period 2004-03-27
J JILL GROUP INC
filed 2004-05-06
CIK 910721

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED MARCH 27, 2004
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

        Shares outstanding of the registrant's common stock (par value $0.01) at April 30, 2004: 19,994,473

THE J. JILL GROUP, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 27, 2004

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

THE J. JILL GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	March 27, 2004	March 29, 2003	December 27, 2003
ASSETS
Current assets:
Cash and cash equivalents	$62,281	$40,622	$59,287
Cash held in escrow	973	724	783
Accounts receivable, net	10,601	9,556	18,634
Inventory	34,746	40,981	28,131
Prepaid catalog expenses	5,465	4,859	4,106
Deferred income taxes	6,989	6,114	7,041
Other current assets	6,392	5,089	6,772

Total current assets	127,447	107,945	124,754
Property and equipment, net	124,422	109,785	125,316
Other non-current assets	4,574	3,521	3,900

Total assets	$256,443	$221,251	$253,970

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$14,198	$11,933	$14,930
Accrued expenses	22,132	15,343	22,883
Accrued customer returns	6,516	5,396	7,289
Current portion of long-term debt	1,731	1,806	1,706

Total current liabilities	44,577	34,478	46,808
Long-term debt, less current portion	11,792	13,345	12,236
Deferred credits from landlords and other	37,289	24,977	37,540
Deferred income taxes	4,504	2,118	4,168
Commitments and contingencies
Stockholders' equity:
Special preferred stock (par value $0.01) 1,000,000 shares authorized	—	—	—
Common stock (par value $0.01) 30,000,000 shares authorized, 19,991,473, 19,575,004 and 19,658,303 shares issued and outstanding as of March 27, 2004, March 29, 2003 and December 27, 2003, respectively	200	196	197
Additional paid-in capital	110,986	107,692	108,151
Retained earnings	47,095	38,445	44,870

Total stockholders' equity	158,281	146,333	153,218

Total liabilities and stockholders' equity	$256,443	$221,251	$253,970

The accompanying notes are an integral part of the condensed consolidated financial statements.

THE J. JILL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	March 27, 2004	March 29, 2003
Net sales	$99,929	$82,363
Cost of products and merchandising	64,845	56,808

Gross margin	35,084	25,555
Selling, general and administrative expenses	31,171	24,051

Income before interest and taxes	3,913	1,504
Interest, net	142	196

Income before taxes	3,771	1,308
Income tax provision	1,546	540

Net income	$2,225	$768

Earnings per share:
Basic	$0.11	$0.04
Diluted	$0.11	$0.04
Weighted average shares outstanding:
Basic	19,823	19,567
Diluted	20,286	19,987

The accompanying notes are an integral part of the condensed consolidated financial statements.

THE J. JILL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 27, 2004	March 29, 2003
Cash flows provided by operating activities:
Net income	$2,225	$768
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,411	3,780
(Gain) loss on trust assets	(19)	12
Deferred income taxes	388	297
Changes in assets and liabilities:
Decrease in accounts receivable, net	8,033	11,761
Increase in inventory	(6,615)	(6,983)
Increase in prepaid catalog expenses	(1,359)	(777)
Decrease in other assets	449	741
Decrease in accounts payable	(876)	(726)
Increase (decrease) in accrued expenses	555	(4,687)
Decrease in accrued customer returns	(773)	(1,932)
(Decrease) increase in deferred credits from landlords and other	(251)	212

Net cash provided by operating activities	6,168	2,466
Cash flows used in investing activities:
Additions to property and equipment	(3,970)	(5,822)
Investment in trust assets	(724)	(597)
Increase in cash held in escrow	(190)	(186)

Net cash used in investing activities	(4,884)	(6,605)
Cash flows provided by financing activities:
Payments of debt borrowings	(419)	(439)
Proceeds from stock transactions	2,129	466

Net cash provided by financing activities	1,710	27
Net increase (decrease) in cash and cash equivalents	2,994	(4,112)
Cash and cash equivalents at:
Beginning of period	59,287	44,734

End of period	$62,281	$40,622

Supplemental information:
Non-cash investing activities:
Construction costs accrued, not paid	$580	$1,594

The accompanying notes are an integral part of the condensed consolidated financial statements.

THE J. JILL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

        The financial statements included herein have been prepared by The J. Jill Group, Inc. (together with its wholly owned consolidated subsidiaries, the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and in the opinion of management contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles ("GAAP") have been omitted pursuant to such rules and regulations. Accordingly, although the Company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the Company's consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 27, 2003 ("fiscal 2003"). As a retailer, the Company is subject to seasonal fluctuations in net sales. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

A.    Nature of business:

        The Company is a multi-channel specialty retailer of women's apparel, accessories, footwear and gifts that markets its products through retail stores, catalogs and its website jjill.com.

B.    Revenue recognition:

        The Company recognizes sales and the related cost of products at the time the products are received by customers. The Company's customers may return purchased items for an exchange or refund. The Company provides an allowance based on projected merchandise returns, taking into consideration historical experience and other factors. The returns allowance is recorded as a reduction to net sales for the estimated retail value of the projected merchandise returns and as a reduction in cost of products for the corresponding cost amount. From time to time, the Company offers marketing promotions that may involve multiple purchases by the customer whereby as a result of their first purchase the customer receives a coupon for a specified discount on their next purchase. Revenue is deferred at the time of the first purchase for the estimated discount amount and recognized when the second purchase is made or the promotional period ends. Shipping and processing fees charged to the customer are recognized at the time the products are received by the customer and are included in net sales. The cost of shipping products to the customer is recognized at the time the products are received by the customer and are included in cost of products and merchandising. Sales taxes are excluded from net sales.

C.    Accounting for stock-based compensation:

        At March 27, 2004, the Company had three stock-based plans, which are described in Note G to the financial statements contained in the Company's Annual Report on Form 10-K for fiscal 2003. The Company discloses stock-based compensation information in accordance with Financial Accounting Standards Board ("FASB") issued Statement No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123" and FASB issued Statement No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." The Company has elected to continue to account for its stock-based plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" as well as to provide disclosure of stock-based compensation as outlined in SFAS 123, as amended by SFAS 148. No compensation expense has been recognized for the Company's stock-based plans.

        The Company uses the Black-Scholes option pricing model to estimate the fair value at the date of grant for stock options granted under the Company's stock option plans and stock purchase rights associated with the Company's 1998 Employee Stock Purchase Plan. A summary of the assumptions used for stock option grants and stock purchase right grants follows:

	Three Months Ended
	March 27, 2004	March 29, 2003
1993 and 2001 stock option plans:
Dividend yield	0.0%	n/a(1)
Expected volatility	70.0%	n/a(1)
Risk free interest rate	2.6%	n/a(1)
Expected lives	4.0 years	n/a(1)
Employee stock purchase plan:
Dividend yield	0.0%	0.0%
Expected volatility	50.0%	75.0%
Risk free interest rate	1.0%	1.3%
Expected lives	1.0 year	1.0 year
(1)
No options were granted during the three months ended March 29, 2003.

        A reconciliation of net income, as reported, to pro forma net income (loss) including compensation expense for the Company's stock-based plans as calculated in accordance with the provisions of SFAS 123, as amended by SFAS 148, as well as a comparison of as reported and pro forma basic and diluted earnings (loss) per share ("EPS") follows (in thousands, except per share data):

	Three Months Ended
	March 27, 2004	March 29, 2003
Net income (loss):
As reported	$2,225	$768
Compensation expense, net of tax benefit of $624 and $654, respectively	(1,235)	(1,204)

Pro forma	$990	$(436)

Earnings (loss) per share:
Basic
As reported	$0.11	$0.04
Pro forma	0.05	(0.02)
Diluted
As reported	0.11	0.04
Pro forma	$0.05	$(0.02)

        The effects on pro forma net income (loss) and pro forma EPS of the estimated stock-based compensation expense, net of tax, calculated using the fair value of stock options and stock purchase rights in accordance with the Black-Scholes option-pricing model for the three-month periods ended March 27, 2004 and March 29, 2003 are not necessarily representative of the effects on the Company's results of operations in the future. In addition, the compensation expense estimates utilize an option-pricing model developed for traded options with relatively short lives. The Company's stock option grants typically have a life of up to ten years and are not transferable. Therefore, the actual fair value of a stock option grant may be different from the Company's estimates. The Company believes that its estimates incorporate all relevant information and represent a reasonable approximation in light of the difficulties involved in valuing non-traded stock options.

D.    Debt:

        The Company's credit facilities at March 27, 2004 consisted of (i) a $60,000,000 revolving credit facility (the "Revolving Credit Facility"); (ii) a $12,000,000 real estate loan (the "Tilton Facility Loan"); and (iii) a $4,100,000 equipment loan (the "Equipment Loan").

        A summary of the Company's outstanding long-term debt follows (in thousands):

	March 27, 2004	March 29, 2003	December 27, 2003
Tilton Facility Loan	$10,502	$10,851	$10,593
Equipment Loan	3,021	4,269	3,349
Capitalized lease obligations	—	31	—

Total long-term debt	13,523	15,151	13,942
Less current maturities	(1,731)	(1,806)	(1,706)

Long-term debt, less current portion	$11,792	$13,345	$12,236

        At March 27, 2004, the Company estimated the fair value of its outstanding borrowings, including current maturities, to be $15,258,000.

        The maturity date of the Revolving Credit Facility is June 1, 2005. The amount available under the Revolving Credit Facility is reduced by outstanding borrowings and outstanding letters of credit. Outstanding borrowings may not exceed $20,000,000. Letters of credit are primarily used to procure inventory from foreign vendors. The Revolving Credit Facility is collateralized by substantially all of the personal property, both tangible and intangible, of the Company. Outstanding borrowings bear interest at an annual rate equal to the prime lending rate announced by one of the participating banks or the LIBOR lending rate plus 1.75% per annum. At March 27, 2004, the Revolving Credit Facility bore interest at 4.00% per annum. There were no outstanding borrowings on the Revolving Credit Facility at March 27, 2004, March 29, 2003 or December 27, 2003. Outstanding letters of credit totaled $18,702,000, $19,465,000 and $25,534,000 at March 27, 2004, March 29, 2003 and December 27, 2003, respectively. Availability under the Revolving Credit Facility at March 27, 2004, March 29, 2003 and December 27, 2003 was $41,298,000, $30,535,000 and $34,466,000, respectively, subject in each case to the applicable borrowing cap. Outstanding letters of credit do not bear interest. The Company is required to pay a commitment fee of 1/4 of 1% per annum on the unused portion of the Revolving Credit Facility.

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

        The Equipment Loan is collateralized by substantially all of the Company's materials handling equipment. Payments of principal and interest on the Equipment Loan are due monthly with a balloon payment of the remaining balance payable on June 1, 2006. The interest rate on the Equipment Loan is fixed at 5.00% per annum.

        The Company's credit facilities contain various lending conditions and covenants including restrictions on permitted liens. In the case of the Revolving Credit Facility, these conditions and covenants include certain financial coverage calculations and ratios, including (i) indebtedness and outstanding letter of credit balance to tangible net worth; (ii) hard current assets to current liabilities; (iii) debt service coverage; (iv) indebtedness, outstanding letter of credit balance and net present value of operating leases to tangible net worth; (v) minimum tangible net worth; and (vi) minimum annual net profit. The manner of making these calculations and computing these ratios is defined by the provisions of the Fifth Amended and Restated Loan Agreement which is part of the Revolving Credit Facility. The Company was in compliance with the covenants associated with its credit facilities as of and for the quarters ended March 27, 2004, March 29, 2003 and December 27, 2003.

E.    Earnings per share:

        A reconciliation of the numerators and denominators of the basic and diluted EPS computations follows (in thousands, except per share data):

	Three Months Ended
	March 27, 2004	March 29, 2003
Numerator:
Net income	$2,225	$768

Denominator (shares):
Basic weighted average shares outstanding	19,823	19,567
Assumed exercise of stock options	463	420

Diluted weighted average shares outstanding	20,286	19,987

Earnings per share:
Basic	$0.11	$0.04
Diluted	$0.11	$0.04

        For the three-month periods ended March 27, 2004 and March 29, 2003, of the options then outstanding, options to purchase 1,387,500 and 1,782,500 shares of common stock, respectively, were excluded from the computation of diluted EPS on the basis that such options were antidilutive.

        During the first quarter of fiscal 2004, options to purchase 256,000 shares of the Company's common stock were granted, options to purchase 296,908 shares of common stock were exercised and options to purchase 13,500 shares of common stock were canceled pursuant to the Company's stock option plans. The Company received $1,737,000 in cash from the exercise of stock options and recorded a related tax benefit of $709,000 during the first quarter of fiscal 2004. During the first quarter of fiscal 2003, no options were granted, options to purchase 48,602 shares of the Company's common stock were exercised and options to purchase 11,000 shares of common stock were canceled pursuant to the Company's stock option plans. The Company received $98,000 in cash from the exercise of stock options and did not record any related tax benefit during the first quarter of fiscal 2003.

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

        During the three months ended March 27, 2004, the Company entered into leases for five retail stores, each having initial lease termination dates in 2015 or 2016. At March 27, 2004, the future minimum lease payments, excluding maintenance, insurance and real estate taxes, for operating leases having a remaining term in excess of one year at such date were as follows (in thousands):

For the remainder of fiscal 2004	$17,096
Fiscal 2005	27,363
Fiscal 2006	28,039
Fiscal 2007	28,452
Fiscal 2008	28,842
Thereafter	101,307

Total	$231,099

        Most of the Company's retail store leases contain provisions that allow for early termination of the lease if certain predetermined annual sales levels are not met. Generally, these provisions allow the lease to be terminated between the third and fifth year of the lease. Should the lease be terminated under these provisions, the unamortized portion of any landlord allowances related to that property would be payable to the landlord. Unamortized landlord allowances were $33,845,000, $23,141,000 and $34,363,000 at March 27, 2004, March 29, 2003 and December 27, 2003, respectively.

Legal proceedings

        In May, June and July 2003, three civil actions were filed in the United States District Court for the District of Massachusetts against the Company and two of its executive officers. These actions have now been consolidated into a single action, allegedly on behalf of a class of purchasers of the common stock of the Company, which alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. An Amended Consolidated Complaint was filed in December 2003. The Amended Consolidated Complaint alleges a class period from February 12, 2002 through December 4, 2002, asserts that the Company failed to disclose and misrepresented certain adverse facts and seeks compensatory damages in an unspecified amount. In February 2004, the Company moved to dismiss the Amended Consolidated Complaint. No hearing date has been scheduled for this motion. The Company intends to vigorously defend itself against these claims. The Company is unable to predict the outcome of this litigation, nor can the Company reasonably estimate a range of possible loss at the current time.

        In August 2003, a civil action was filed in the California Superior Court, Riverside County, against The Birch Pond Group, Inc. (a subsidiary of The J. Jill Group, Inc.) and certain fictitiously named and unknown defendants who allegedly are or were operating J. Jill stores within the State of California. This action, allegedly on behalf of a class of non-salaried store workers, alleges, among other things, violations of various provisions of the California Labor Code and related regulations regarding meal periods, rest periods and coerced patronage, and unfair competition. The Complaint seeks compensatory damages, additional wages, civil penalties, interest, attorneys fees and punitive damages in unspecified amounts, as well as restitution in an unspecified amount and injunctive relief. In September 2003, The Birch Pond Group, Inc. filed its answer to the Complaint, denying the plaintiffs' claims and setting forth various affirmative defenses. The case is currently in the discovery phase. The Company intends to defend itself vigorously against these claims. The Company is unable to predict the outcome of this litigation, nor can the Company reasonably estimate a range of possible loss at the current time.

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

        During the first quarter of fiscal 2004, the Company changed its segment reporting as a result of changes in the way management views the business. Outlet store revenues and expenses and inventory control costs, previously included in the direct and retail segments, have been reclassified to other. Additionally, the Company now allocates certain previously unallocated costs to the direct and retail segments, including certain sales allowances and order fulfillment costs. Finally, outlet store assets have been reclassified to unallocated assets from the direct and retail segment identifiable assets. Net sales, direct contribution and segment asset information for fiscal 2003 has been presented to conform to current period presentation.

        The Company evaluates its segment profitability based on the direct contribution of each segment. Direct contribution represents each segment's net sales less direct costs related to the segment's operations. Direct costs for the direct and retail segments include merchandise acquisition costs and provisions for markdowns. Direct costs also include catalog costs, certain order processing costs, fulfillment costs and internet selling costs for the direct segment and retail store selling, occupancy, depreciation, inventory distribution and administrative costs for the retail segment. Direct contribution less other and general and administrative expenses is equal to income before interest and taxes. Other represents unallocated shared-service costs such as merchandising, product development, sourcing, inventory control and distribution facility costs, as well as outlet store revenues and expenses. General and administrative expenses include corporate executive management costs, support service costs (e.g., shared information systems, finance and human resources) and corporate headquarters occupancy costs.

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

        The accounting policies of the Company's segments are the same as those described in Note B to the financial statements contained in the Company's Annual Report on Form 10-K for fiscal 2003. In addition, inter-segment balances and transactions have been eliminated.

        The following tables summarize financial information by segment and provide a reconciliation of segment direct contribution to income before interest and taxes (in thousands):

	Three Months Ended
	March 27, 2004	March 29, 2003
Net sales:
Direct	$48,755	$50,066
Retail	50,223	31,376
Other (1)	951	921

Total net sales	$99,929	$82,363

Direct contribution reconciliation:
Direct	$12,946	$14,291
Retail	2,967	(3,356)

Total direct contribution	15,913	10,935
Other (2)	(4,831)	(4,306)
General and administrative expenses	(7,169)	(5,125)

Income before interest and taxes	$3,913	$1,504

(1)
Other represents outlet store net sales.

(2)
Other represents unallocated shared-service costs and outlet store revenues and expenses.

	Direct	Retail	Unallocated Assets	Total
Identifiable assets:
March 27, 2004	$22,239	$119,178	$115,026	$256,443
March 29, 2003	$25,663	$102,884	$92,704	$221,251

H.    Reclassifications:

        Certain segment information for fiscal 2003 has been presented to conform to current period presentation and management's current internal reporting structure.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        This Quarterly Report on Form 10-Q, including the following discussion, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, the words "projected," "anticipated," "planned," "expected" and similar expressions are intended to identify forward-looking statements. In particular, statements regarding future financial targets or trends are forward-looking statements. Forward-looking statements are not guarantees of our future financial performance, and undue reliance should not be placed on them. Our actual results, performance or achievements may differ significantly from the results discussed in or implied by the forward-looking statements. Factors that might cause such a difference include, but are not limited to, the following: significant changes in customer acceptance of our product offerings; the success or failure of our retail store initiative; our ability to effectively manage our operations and growth in a multi-channel environment; the success of our product development and merchandising initiatives; changes in consumer spending, fashion trends and consumer preferences; the customary risks of purchasing merchandise abroad, including longer lead times, higher initial purchase commitments and foreign currency fluctuations; timeliness of receipts of inventory from vendors; changes in competition in the apparel industry; changes in, or the failure to comply with, federal and state tax and other government regulations; our ability to attract and retain qualified personnel; possible future increases in expenses and labor and employee benefit costs; business abilities and judgment of management; the existence or absence of brand awareness; the existence or absence of publicity, advertising and promotional efforts; the success or failure of operating initiatives; the mix of our sales between full price and liquidation merchandise; general political, economic and business conditions; and other factors. See also Item 1A, "Risk Factors," included in our Annual Report on Form 10-K for the fiscal year ended December 27, 2003 ("fiscal 2003"). We disclaim any intent or obligation to update any forward-looking statements.

Overview

        We are a multi-channel specialty retailer of women's apparel, accessories, footwear and gifts. We market our products through catalogs, retail stores and our website jjill.com. We currently have two reportable business segments, direct and retail. Each segment is separately managed and utilizes distinct distribution, marketing and inventory management strategies. The direct segment markets merchandise through catalogs and our website. The retail segment markets merchandise through retail stores.

        Net sales for the three months ended March 27, 2004 ("first quarter fiscal 2004") increased by 21.3% to $99.9 million from $82.4 million for the three months ended March 29, 2003 ("first quarter fiscal 2003"). We generated income before interest and taxes for first quarter fiscal 2004 of $3.9 million compared to $1.5 million for first quarter fiscal 2003. Net income for first quarter fiscal 2004 was $2.2 million, or $0.11 per diluted share, compared to $768,000, or $0.04 per diluted share, for first quarter fiscal 2003.

        During first quarter fiscal 2004, we experienced a positive customer reaction to our full price spring merchandise, particularly in our retail segment. We attribute our current success to a series of factors including our emphasis on color, our multi-channel marketing campaigns, the rollout of our cross-channel customer database, our new visual in-store presentation and some relatively minor adjustments to our merchandise silhouettes and fit along with an improving overall economic environment.

        We also continued our merchandising and product development initiatives during first quarter fiscal 2004. Some of the changes we are in the process of making include, among other things, providing a more compelling, more focused product assortment and upgrading our fabrications, color palettes, fit and overall quality. Our fall 2004 collections are the first that will be significatly influenced by most of these initiatives which have been underway since 2003, making the fall season a critical transition period for us.

Results of Operations

        The following table presents our consolidated statements of operations expressed as a percentage of net sales:

	Three Months Ended
	March 27, 2004	March 29, 2003
Net sales	100.0%	100.0%
Cost of products and merchandising	64.9	69.0

Gross margin	35.1	31.0
Selling, general and administrative expenses	31.2	29.2

Income before interest and taxes	3.9	1.8
Interest, net	0.1	0.2

Income before taxes	3.8	1.6
Income tax provision	1.6	0.7

Net income	2.2%	0.9%

        The following table presents certain selected operating data:

	Three Months Ended
	March 27, 2004	March 29, 2003
Direct:
Circulation (1)
Catalogs (in thousands)	16,200	15,900
Square inches (in millions)	111,600	110,400
Retail: (2)
Stores open
Beginning of period	122	88
End of period	123	89
Weighted average stores open (3)	122	88
Weighted average square footage (4)	559,400	418,900
Comparable store sales (5)	23.5%	n/a
Other:
12-month buyers (6)	984,000	1,052,000
J. Jill credit card holders	624,000	455,000
E-mail addresses	862,000	827,000
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

(3)
Weighted average stores open refers to the number of retail stores open during the period weighted for the number of days that each store was open during the period.

(4)
Weighted average square footage refers to the square footage of retail stores open during the period weighted for the number of days that each store was open during the period.

(5)
Comparable store sales, a retail operating statistic, are calculated for retail stores that have been open for at least one full fiscal year. Retail stores that have been materially expanded or renovated are not considered in the comparable store sales calculation until they have been in operation as an expanded or renovated store for at least one full fiscal year. The calculation of comparative store sales excludes certain amounts included in the calculation of net sales, such as accruals for returns allowances and certain other items. We are disclosing comparable store sales for the first time for first quarter fiscal 2004. Before first quarter fiscal 2004 we did not disclose comparable store sales as we believed that until we had a significant retail store base, net sales per square foot was a more meaningful measure of sales productivity for our retail stores. Accordingly, no comparable store sales percentage is reported in the table above for first quarter fiscal 2003.

(6)
As used throughout this Form 10-Q, the term "12-month buyers" means customers who have placed a catalog or internet order with us within the previous 12 months. In addition, for the first quarter fiscal 2003, 12-month buyers also include customers who had placed an intranet order with us within the previous 12 months.

        The following table summarizes net sales by segment (in thousands):

	Three Months Ended
	March 27, 2004	March 29, 2003
Direct	$48,755	$50,066
Retail	50,223	31,376
Other (1)	951	921

Total net sales	$99,929	$82,363

(1)
Other represents outlet store net sales.

Comparison of the Three Months Ended March 27, 2004 with the Three Months Ended March 29, 2003

        Net sales increased by $17.6 million, or 21.3%, to $99.9 million during first quarter fiscal 2004 from $82.4 million during first quarter fiscal 2003. During first quarter fiscal 2004, retail segment net sales increased by $18.8 million as compared to first quarter fiscal 2003 primarily as a result of increased store count and positive customer response to our spring 2004 merchandise offerings. Retail segment sales productivity, as measured by net sales per square foot, increased to $90 per square foot for first quarter fiscal 2004, or 19.9%, as compared to $75 per square foot for first quarter fiscal 2003. During first quarter fiscal 2004, we opened one retail store. At March 27, 2004, we had 123 retail stores open compared to 89 at March 29, 2003. Comparable store sales for first quarter fiscal 2004 increased by 23.5% as compared to first quarter fiscal 2003. Direct segment net sales decreased by 2.6% primarily as a result of decreased catalog productivity, mostly attributable to opening more retail stores. Square inches circulated increased by 1.1% during first quarter fiscal 2004 as compared to first quarter fiscal 2003. Direct segment sales productivity, as measured by net sales per 1,000 square inches circulated, declined by 3.7% in first quarter fiscal 2004 as compared to first quarter fiscal 2003. Internet net sales represented 39.3% of total direct segment net sales during first quarter fiscal 2004 compared to 34.5% during first quarter fiscal 2003. We expect our future growth to come from our retail segment.

        Gross margin represents net sales less cost of products and merchandising. Cost of products and merchandising consists primarily of merchandising, product development, sourcing, inventory control and acquisition costs, provisions for markdowns, order processing and customer service costs, distribution facility costs and occupancy and depreciation costs for our stores. During first quarter fiscal 2004, gross margin increased by $9.5 million, or 37.3%, to $35.1 million from $25.6 million during first quarter fiscal 2003. As a percentage of net sales, gross margin increased to 35.1% during first quarter fiscal 2004 from 31.0% during first quarter fiscal 2003. The increase in gross margin as a percentage of net sales was primarily the result of lower markdown charges associated with the liquidation of prior season merchandise and lower current season overstock levels. In addition, higher retail sales productivity resulted in lower operating expenses as a percentage of net sales during first quarter fiscal 2004 as compared to first quarter fiscal 2003. These factors were partially offset by the shift of the mix of the business toward retail and the fact that retail segment operating costs are higher as a percentage of net sales than direct segment operating costs.

        Selling, general and administrative expenses consist primarily of costs to produce, print and distribute catalogs, as well as website, retail store selling and corporate administrative costs. During first quarter fiscal 2004, selling, general and administrative expenses increased by $7.1 million, or 29.6%, to $31.2 million from $24.1 million during first quarter fiscal 2003. As a percentage of net sales, selling, general and administrative expenses increased to 31.2% during first quarter fiscal 2004 from 29.2% during first quarter fiscal 2003. The increase in selling, general and administrative expenses as a percentage of net sales was primarily attributable to the shift in the mix of the business toward retail and the fact that retail segment selling expenses are higher as a percentage of net sales than direct segment selling expenses. In addition, lower sales productivity in the direct segment, higher compensation and employee benefit costs and higher professional fees and insurance expenses were only partially offset by the leveraging effect of increased sales productivity in the retail segment.

        Interest income increased to $138,000 in first quarter fiscal 2004 from $122,000 in first quarter fiscal 2003. Interest expense decreased to $280,000 in first quarter fiscal 2004 from $318,000 in first quarter fiscal 2003. The increase in interest income resulted primarily from higher average cash balances on hand during first quarter fiscal 2004 as compared to first quarter fiscal 2003. The decrease in interest expense resulted primarily from lower interest rates.

        We provide for income taxes at an effective tax rate that includes the full federal and state statutory tax rates. Our effective tax rate for first quarter fiscal 2004 was 41.0% compared to 41.3% for first quarter fiscal 2003.

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

        During first quarter fiscal 2004, we changed our segment reporting as a result of changes in the way management views the business. Outlet store revenues and expenses and inventory control costs, previously included in the direct and retail segments, have been reclassified to other. Additionally, we now allocate certain previously unallocated costs to the direct and retail segments, including certain sales allowances and order fulfillment costs. Finally, outlet store assets have been reclassified to unallocated assets from the direct and retail segment identifiable assets. Net sales, direct contribution and segment asset information for fiscal 2003 has been presented to conform to current period presentation.

        We evaluate segment profitability based on the direct contribution of each segment. Direct contribution represents each segment's net sales less direct costs related to the segment's operations. Direct costs for the direct and retail segments include merchandise acquisition and control costs and provisions for markdowns. Direct costs also include catalog costs, certain order processing costs, fulfillment costs and internet selling costs for the direct segment and retail store selling, occupancy, depreciation, inventory distribution and administrative costs for the retail segment. Direct contribution less other and general and administrative expenses is equal to income before interest and taxes. Other represents unallocated shared-service costs such as merchandising, product development, sourcing, inventory control and distribution facility costs, as well as outlet store revenues and expenses. General and administrative expenses include corporate executive management costs, support service costs (e.g., shared information systems, finance and human resources) and corporate headquarters occupancy costs.

        The accounting policies of our segments are the same as those described in Note B to the financial statements contained in our Annual Report on Form 10-K for fiscal 2003. In addition, inter-segment balances and transactions have been eliminated.

        The following table summarizes direct contribution by segment and provides a reconciliation of segment direct contribution to income before interest and taxes (in thousands):

	Three Months Ended
	March 27, 2004	March 29, 2003
Direct	$12,946	$14,291
Retail	2,967	(3,356)

Total direct contribution	15,913	10,935
Other (1)	(4,831)	(4,306)
General and administrative expenses	(7,169)	(5,125)

Income before interest and taxes	$3,913	$1,504

(1)
Other represents unallocated shared-service costs and outlet store revenues and expenses.

  Direct Segment

        The direct segment's first quarter fiscal 2004 direct contribution decreased by $1.3 million, or 9.4%, compared to first quarter fiscal 2003. As a percentage of segment net sales, direct contribution decreased to 26.6% during first quarter fiscal 2004 from 28.5% during first quarter fiscal 2003. The decrease in direct contribution as a percentage of segment net sales was primarily attributable to lower sales productivity, which resulted in higher selling expenses as a percentage of net sales. In addition, the direct segment's gross margin was slightly lower during first quarter fiscal 2004 as compared to first quarter fiscal 2003, as lower markdown charges were offset by deeper discounts in our end-of-season sale catalog and higher operating costs as a percentage of net sales.

  Retail Segment

        The retail segment's first quarter fiscal 2004 direct contribution increased by $6.3 million to a contribution of $3.0 million compared to a deficit of $3.4 million during first quarter fiscal 2003. The increase in direct contribution was primarily attributable to higher gross margins as a result of increased full price selling, lower markdown charges and the leveraging of retail occupancy and depreciation costs over higher retail net sales. In addition, selling expenses were also leveraged over higher retail net sales.

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

Liquidity and Capital Resources

        Our principal working capital needs arise from the need to support costs incurred in advance of revenue generation, primarily inventory acquisition and catalog development, production and mailing costs. We have two selling seasons that correspond to the fashion seasons. The spring season begins in January and ends in July. The fall season begins in July and ends in January. Our capital investment needs arise from initiatives intended to support our growth, including the retail store rollout and improvements to our physical and operating infrastructure. During first quarter fiscal 2004, we funded our working capital and capital investment needs with cash generated from operations and existing cash on hand.

        Cash and cash equivalents ("cash") increased by $3.0 million during first quarter fiscal 2004. Approximately $6.2 million in cash was generated from operations, $4.0 million was invested in property and equipment, primarily related to our retail store rollout, and $2.1 million in cash was generated from stock transactions, primarily from the exercise of stock options. During first quarter fiscal 2004, net income before depreciation and amortization and collections on accounts receivable were the primary sources of cash from operations. The primary uses of cash from operations were related to increases in inventory in the retail segment.

        Cash decreased by $4.1 million during first quarter fiscal 2003. Approximately $2.5 million in cash was generated from operations and $5.8 million was invested in property and equipment, primarily related to our retail store rollout. During first quarter fiscal 2003, net income before depreciation and amortization and collections on accounts receivable were the primary sources of cash from operations. The primary uses of cash from operations were related to increases in inventory and decreases in accrued expenses.

        Accounts receivable balances at March 27, 2004 were 43.1% lower than at December 27, 2003, primarily as a result of collections associated with our Holiday deferred billing program and landlord allowances.

        Inventory levels at March 27, 2004 were 23.5% higher than at December 27, 2003, primarily as a result of inventory receipts of spring season merchandise. Inventory levels at March 27, 2004 were 15.2% lower than at March 29, 2003, primarily as a result of higher sales productivity and a higher inventory turn rate during the quarter as well as lower levels of prior season merchandise.

        A summary of our inventory balances follows (in thousands):

	March 27, 2004	March 29, 2003	December 27, 2003
Direct	$11,531	$16,691	$11,657
Retail	22,777	23,767	15,877
Other (1)	438	523	597

Total	$34,746	$40,981	$28,131

(1)
Other includes inventory related to outlet stores.

        Accounts payable at March 27, 2004 were 19.0% higher than at March 29, 2003, primarily as a result of higher amounts owed for inventory and retail segment expenses. Accrued expenses at March 27, 2004 were 44.2% higher than at March 29, 2003, primarily as a result of higher accrued amounts for compensation and employee benefits, sales and use taxes and outstanding gift certificates.

        Deferred credits from landlords and other consists primarily of step rent and allowances from landlords related to our retail store leases. Deferred credits from landlords and other at March 27, 2004 were 49.3% higher than at March 29, 2003, primarily as a result of the additional retail stores opened since that date.

        At March 27, 2004, we had 123 retail stores and four outlet stores open. We expect to open an additional 19 retail stores during the remainder of 2004. The cash requirements related to our retail store initiative are significant and are primarily comprised of leasehold improvements, net of landlord allowances, and initial inventory acquisition costs. Construction commitments are typically made one to six months in advance of a new retail store opening. The initial net cash requirements for opening a new retail store are currently estimated at an average of approximately $600,000 per store.

  Contractual Obligations

        The following table summarizes our contractual obligations, aggregated by type, at March 27, 2004 (in thousands):

	Payments Due By Period (1)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations (2)	$231,099	$17,096	$55,402	$57,294	$101,307
Long-term debt obligations (3)	13,523	1,287	2,841	959	8,436
Inventory purchase obligations (4)	54,756	54,756	—	—	—
Non-inventory purchase obligations (5)	24,200	15,506	6,296	2,398	—

Total (6)	$323,578	$88,645	$64,539	$60,651	$109,743

(1)
All payment periods are measured from the end of our last fiscal year. For example, the amount set forth in the "Less than 1 Year" column represents amounts to be paid for the remainder of fiscal 2004.

(2)
See Note F to the accompanying condensed consolidated financial statements.

(3)
See Note D to the accompanying condensed consolidated financial statements.

(4)
Represents amounts to be paid under agreements to purchase inventory that are enforceable and legally binding and that specify all significant terms at March 27, 2004.

(5)
Represents amounts to be paid under agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms at March 27, 2004. Amounts include, but are not limited to, obligations relating to retail store construction or other property and equipment, obligations relating to goods or services ordered in the ordinary course of business, obligations arising as a result of minimum service level provisions in certain contracts, obligations where an early termination penalty might be assessed in the event of early termination of the contract and obligations under employment agreements.

(6)
Contingent obligations, such as amounts that might become due under the change-in-control severance arrangements with our executive officers or amounts that may become due under contracts or open purchase orders depending on future period volume, are not included in the table.

        Most of our retail store leases contain provisions that allow for early termination of the lease by either party if certain predetermined annual sales levels are not met. Generally, these provisions allow the lease to be terminated between the third and fifth year of the lease. Should the lease be terminated under these provisions, the unamortized portion of any landlord allowances related to that property would be payable to the landlord. Unamortized landlord allowances were $33.8 million, $23.1 million and $34.4 million at

March 27, 2004, March 29, 2003 and December 27, 2003, respectively. These amounts have been excluded from the above table but included in the accompanying consolidated financial statements.

        At March 27, 2004, the maximum amount of future minimum lease payments for operating leases in any year was $29.0 million in 2009.

        Our credit facilities at March 27, 2004 consisted of (i) a $60.0 million revolving credit facility (the "Revolving Credit Facility"); (ii) a $12.0 million real estate loan (the "Tilton Facility Loan"); and (iii) a $4.1 million equipment loan (the "Equipment Loan").

        The maturity date of the Revolving Credit Facility is June 1, 2005. The amount available under the Revolving Credit Facility is reduced by outstanding borrowings and outstanding letters of credit. Outstanding borrowings may not exceed $20.0 million. Letters of credit are primarily used to procure inventory from foreign vendors. The Revolving Credit Facility is collateralized by substantially all of our personal property, both tangible and intangible. Outstanding borrowings bear interest at an annual rate equal to the prime lending rate announced by one of the participating banks or the LIBOR lending rate plus 1.75% per annum. At March 27, 2004, the Revolving Credit Facility bore interest at 4.00% per annum. There were no outstanding borrowings on the Revolving Credit Facility at March 27, 2004, March 29, 2003 or December 27, 2003. Outstanding letters of credit totaled $18.7 million, $19.5 million and $25.5 million at March 27, 2004, March 29, 2003 and December 27, 2003, respectively. Availability under the Revolving Credit Facility at March 27, 2004, March 29, 2003 and December 27, 2003 was $41.3 million, $30.5 million and $34.5 million, respectively, subject in each case to the applicable borrowing cap. Outstanding letters of credit do not bear interest. We are required to pay a commitment fee of 1/4 of 1% per annum on the unused portion of the Revolving Credit Facility.

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

        Payments of principal and interest on the Equipment Loan are due monthly with a balloon payment of the remaining balance payable on June 1, 2006. The interest rate on the Equipment Loan is fixed at 5.00% per annum.

        The weighted average interest rate for amounts outstanding under our credit facilities during first quarter fiscal 2004 was 6.77% per annum.

        We expect to invest $6.0 to $7.0 million in product development and merchandising infrastructure improvements in 2004. This estimate is for 2004 only and does not include any future investments to be made beyond 2004. Additionally, as we execute these initiatives, this estimate may change. We spent less than $1.0 million during first quarter fiscal 2004 on these initiatives. There can be no assurance that these investments will result in improved sales or profitability in the future. In order to mitigate our liquidity risk while we make these investments, we have decided to limit our 2004 store openings to 20 and to reduce the number of pages in our 2004 catalogs by roughly 15% as compared to the prior year.

        Our sources of cash include cash on hand of $62.3 million, available borrowing capacity under our Revolving Credit Facility of $20.0 million and anticipated cash flow from operations. Our principal uses of cash include cash required to support current operations as well as investments in infrastructure and our retail store rollout. We estimate that approximately $18.4 million in cash, before landlord allowances, will be invested in property and equipment during the remainder of 2004, primarily for retail store construction. Based on current operating conditions, we believe we have sufficient sources of cash to execute our operating plans for the remainder of 2004 and fund our investments in infrastructure. Should current operating conditions deteriorate, we believe we have some flexibility to adjust our mid-to-long-term operating plans with regard to our retail store rollout and our circulation strategy. In addition, we also have unused borrowing capacity under our Revolving Credit Facility. We currently expect to end 2004 with at least $70.0 million in cash.

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

Item 4. Controls and Procedures

        We carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of March 27, 2004. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of March 27, 2004 our disclosure controls and procedures were effective in timely alerting them to material information required to be included in our reports filed or submitted under the Securities Exchange Act of 1934. No change in our internal control over financial reporting occurred during first quarter fiscal 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

        In May, June, and July 2003, three civil actions were filed in the United States District Court for the District of Massachusetts against us and two of our executive officers (Gordon R. Cooke, President and Chief Executive Officer, and Olga L. Conley, Executive Vice President/ Chief Financial Officer). These actions have now been consolidated into a single action, allegedly on behalf of a class of purchasers of the common stock of the Company, which alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. An Amended Consolidated Complaint was filed in December 2003. The Amended Consolidated Complaint alleges a class period from February 12, 2002 through December 4, 2002, asserts that we failed to disclose and misrepresented certain adverse facts and seeks compensatory damages in an unspecified amount. In February 2004 we moved to dismiss the Amended Consolidated Complaint. No hearing date has been scheduled for this motion. We intend to vigorously defend ourselves against these claims.

        In August 2003, a civil action was filed in the California Superior Court, Riverside County, against The Birch Pond Group, Inc. (a subsidiary of The J. Jill Group, Inc.) and certain fictitiously named and unknown defendants who allegedly are or were operating J. Jill stores within the State of California. This action, allegedly on behalf of a class of non-salaried store workers, alleges, among other things, violations of various provisions of the California Labor Code and related regulations regarding meal periods, rest periods and coerced patronage, and unfair competition. The Complaint seeks compensatory damages, additional wages, civil penalties, interest, attorneys fees and punitive damages in unspecified amounts, as well as restitution in an unspecified amount and injunctive relief. In September 2003, The Birch Pond Group, Inc. filed its answer to the Complaint, denying the plaintiffs' claims and setting forth various affirmative defenses. The case is currently in the discovery phase. We intend to vigorously defend ourselves against these claims.

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
  (b)
  Reports on Form 8-K

    On February 9, 2004, we filed a report on Form 8-K to report the issuance of a press release commenting on our financial results for the fourth quarter and fiscal year ended December 27, 2003.

    On March 16, 2004, we filed a report on Form 8-K to report the issuance of a press release commenting on our then current expectations for our financial results for the fiscal quarter ended March 27, 2004 and for 2004.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE J. JILL GROUP, INC.
Dated: May 6, 2004	By:	/s/ OLGA L. CONLEY Olga L. Conley Authorized Officer Executive Vice President/ Chief Financial Officer and Treasurer (Principal Financial Officer)
Dated: May 6, 2004	By:	/s/ LINDA L. TRUDEL Linda L. Trudel Authorized Officer Vice President/Corporate Controller (Principal Accounting Officer)

THE J. JILL GROUP, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 27, 2004
EXHIBIT INDEX

Certifications

31.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350

QuickLinks

INDEX TO QUARTERLY REPORT ON FORM 10-Q
PART I — FINANCIAL INFORMATION
  Item 1. Condensed Consolidated Financial Statements
THE J. JILL GROUP, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share amounts) (unaudited)
THE J. JILL GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data) (unaudited)
THE J. JILL GROUP, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)
THE J. JILL GROUP, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  Item 4. Controls and Procedures
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX