Form 10-Q
period 2004-06-26
J JILL GROUP INC
filed 2004-08-05
CIK 910721

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED JUNE 26, 2004
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

        Shares outstanding of the registrant's common stock (par value $0.01) at July 30, 2004: 20,103,123

THE J. JILL GROUP, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 26, 2004

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

THE J. JILL GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	June 26, 2004	June 28, 2003	December 27, 2003
ASSETS
Current assets:
Cash and cash equivalents	$81,986	$55,194	$59,287
Cash held in escrow	1,173	998	783
Accounts receivable, net	16,359	11,483	18,634
Inventory	27,034	34,699	28,131
Prepaid catalog expenses	4,049	4,650	4,106
Deferred income taxes	6,878	6,331	7,041
Other current assets	6,608	6,576	6,772

Total current assets	144,087	119,931	124,754
Property and equipment, net	126,145	113,401	125,316
Other non-current assets	4,665	3,781	3,900

Total assets	$274,897	$237,113	$253,970

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$17,962	$14,423	$14,930
Accrued expenses	26,026	19,523	22,883
Accrued customer returns	7,530	5,663	7,289
Current portion of long-term debt	1,755	1,678	1,706

Total current liabilities	53,273	41,287	46,808
Long-term debt, less current portion	11,345	13,100	12,236
Deferred credits from landlords and other	39,040	27,549	37,540
Deferred income taxes	5,032	2,746	4,168
Commitments and contingencies
Stockholders' equity:
Special preferred stock (par value $0.01) 1,000,000 shares authorized	—	—	—
Common stock (par value $0.01) 30,000,000 shares authorized, 20,103,123, 19,575,004 and 19,658,303 shares issued and outstanding as of June 26, 2004, June 28, 2003 and December 27, 2003, respectively	201	196	197
Additional paid-in capital	112,386	107,692	108,151
Retained earnings	53,620	44,543	44,870

Total stockholders' equity	166,207	152,431	153,218

Total liabilities and stockholders' equity	$274,897	$237,113	$253,970

The accompanying notes are an integral part of the condensed consolidated financial statements.

THE J. JILL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
Net sales	$120,561	$97,365	$220,490	$179,728
Cost of products and merchandising	73,396	60,744	138,241	117,552

Gross margin	47,165	36,621	82,249	62,176
Selling, general and administrative expenses	35,822	26,030	66,993	50,081

Operating income	11,343	10,591	15,256	12,095
Interest, net	96	167	238	363

Income before taxes	11,247	10,424	15,018	11,732
Income tax provision	4,722	4,326	6,268	4,866

Net income	$6,525	$6,098	$8,750	$6,866

Earnings per share:
Basic	$0.33	$0.31	$0.44	$0.35
Diluted	$0.32	$0.30	$0.43	$0.34
Weighted average shares outstanding:
Basic	20,044	19,575	19,933	19,571
Diluted	20,705	20,100	20,509	20,044

The accompanying notes are an integral part of the condensed consolidated financial statements.

THE J. JILL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 26, 2004	June 28, 2003
Cash flows provided by operating activities:
Net income	$8,750	$6,866
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,915	7,629
Gain on trust assets	(53)	(171)
Deferred income taxes	1,027	708
Changes in assets and liabilities:
Decrease in accounts receivable, net	2,275	9,834
Decrease (increase) in inventory	1,097	(701)
Decrease (increase) in prepaid catalog expenses	57	(568)
Decrease (increase) in other assets	268	(720)
Increase in accounts payable	3,013	1,293
Increase (decrease) in accrued expenses	4,322	(814)
Increase (decrease) in accrued customer returns	241	(1,665)
Increase in deferred credits from landlords and other	1,500	2,784

Net cash provided by operating activities	31,412	24,475
Cash flows used in investing activities:
Additions to property and equipment	(9,745)	(12,509)
Investment in trust assets	(816)	(700)
Increase in cash held in escrow	(390)	(460)

Net cash used in investing activities	(10,951)	(13,669)
Cash flows provided by (used in) financing activities:
Proceeds from stock transactions	3,080	466
Payments of debt borrowings	(842)	(812)

Net cash provided by (used in) financing activities	2,238	(346)
Net increase in cash and cash equivalents	22,699	10,460
Cash and cash equivalents at:
Beginning of period	59,287	44,734

End of period	$81,986	$55,194

Supplemental information:
Non-cash investing activities:
Construction costs accrued, not paid	$1,032	$2,372

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

A.    Nature of business:

        The Company is a multi-channel specialty retailer of women's apparel, including accessories and footwear, that markets its products through retail stores, catalogs and its website jjill.com.

B.    Revenue recognition:

        The Company recognizes sales and the related cost of products at the time the products are received by customers. The Company's customers may return purchased items for an exchange or refund. The Company provides a returns allowance based on projected merchandise returns, taking into consideration historical experience and other factors. The returns allowance is recorded as a reduction to net sales for the estimated retail value of the projected merchandise returns and as a reduction to cost of products for the corresponding cost amount. From time to time, the Company offers marketing promotions that may involve multiple purchases by the customer whereby as a result of their first purchase the customer receives a coupon for a specified discount on their next purchase. In these cases, revenue is deferred at the time of the first purchase for the estimated discount amount and recognized when the second purchase is made or the promotional period ends. Shipping and processing fees charged to the customer are recognized at the time the products are received by the customer and are included in net sales. The cost of shipping and processing customer orders is recognized at the time the products are received by the customer and are included in cost of products and merchandising. Sales taxes are excluded from net sales.

C.    Accounting for stock-based compensation:

        At June 26, 2004, the Company had three stock-based plans, which are described in Note G to the financial statements contained in the Company's Annual Report on Form 10-K for fiscal 2003. The Company discloses stock-based compensation information in accordance with Financial Accounting Standards Board ("FASB") issued Statement No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123" and FASB issued Statement No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." The Company has elected to continue to account for its stock-based plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," as well as to provide disclosure of stock-based compensation as outlined in SFAS 123, as amended by SFAS 148. No compensation expense has been recognized related to the Company's stock-based plans.

        The Company uses the Black-Scholes option pricing model to estimate the fair value at the date of grant of stock options granted under the Company's stock option plans and stock purchase rights associated with the Company's 1998 Employee Stock Purchase Plan. A summary of the assumptions used for stock option grants and stock purchase right grants follows:

	Three Months Ended		Six Months Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
1993 and 2001 stock option plans:
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	70.0%	75.0%	70.0%	75.0%
Risk free interest rate	3.7%	1.9%	2.9%	1.9%
Expected lives	4.0 years	3.8 years	4.0 years	3.8 years
Employee stock purchase plan:
Dividend yield	n/a(1)	n/a(1)	0.0%	0.0%
Expected volatility	n/a(1)	n/a(1)	50.0%	75.0%
Risk free interest rate	n/a(1)	n/a(1)	1.0%	1.3%
Expected lives	n/a(1)	n/a(1)	1.0 year	1.0 year
(1)
No stock purchase rights were granted during the three months ended June 26, 2004 or June 28, 2003.

        A reconciliation of net income, as reported, to pro forma net income including compensation expense for the Company's stock-based plans as calculated in accordance with the provisions of SFAS 123, as amended by SFAS 148, as well as a comparison of as reported and pro forma basic and diluted earnings per share ("EPS") follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
Net income:
As reported	$6,525	$6,098	$8,750	$6,866
Compensation expense, net of related tax benefit(1)	(1,709)	(1,547)	(2,944)	(2,751)

Pro forma	$4,816	$4,551	$5,806	$4,115

Earnings per share:
Basic
As reported	$0.33	$0.31	$0.44	$0.35
Pro forma	0.24	0.23	0.29	0.21
Diluted
As reported	0.32	0.30	0.43	0.34
Pro forma	$0.23	$0.23	$0.28	$0.21
(1)
Compensation expense is net of a related tax benefit of $1,010,000 and $880,000 for the three-month periods ended June 26, 2004 and June 28, 2003, respectively, and $1,634,000 and $1,534,000 for the six-month periods ended June 26, 2004 and June 28, 2003, respectively.

        The effects on pro forma net income and pro forma EPS of the estimated stock-based compensation expense, net of tax, calculated using the fair value of stock options and stock purchase rights in accordance with the Black-Scholes option pricing model for the three-month and six-month periods ended June 26, 2004 and June 28, 2003 are not necessarily representative of the effects on the Company's results of operations in the future. In addition, the compensation expense estimates utilize an option pricing model developed for traded options with relatively short lives. The Company's stock option grants typically have a life of up to ten years and are not transferable. Therefore, the actual fair value of a stock option grant may be different from the Company's estimates. The Company believes that its estimates incorporate all relevant information and represent a reasonable approximation in light of the difficulties involved in valuing non-traded stock options.

D.    Accounts receivable:

        Accounts receivable include $9,898,000, $5,012,000 and $7,764,000 of trade receivables related to the Company's deferred billing program at June 26, 2004, June 28, 2003 and December 27, 2003, respectively. The Company's deferred billing programs provide its customers with the option of deferring payment for their purchases. The deferral period is generally 60 to 90 days. For deferred billing offered on the Company's private label credit card, the Company typically receives cash from the sale within four business days from the date of purchase. For deferred billing offered on major credit cards, the Company receives cash after the deferral period expires, net of any returns or adjustments processed during the deferral period. Also included in accounts receivable are landlord allowances of $4,522,000, $4,559,000 and $6,471,000 at June 26, 2004, June 28, 2003 and December 27, 2003, respectively.

E.    Inventory:

        Inventory, consisting of merchandise for sale, is stated at the lower of cost, as determined by the weighted average cost method, or market, based on estimated net realizable value.

F.     Debt:

        The Company's credit facilities at June 26, 2004 consisted of (i) a $60,000,000 revolving credit facility (the "Revolving Credit Facility"); (ii) a $12,000,000 real estate loan (the "Tilton Facility Loan"); and (iii) a $4,100,000 equipment loan (the "Equipment Loan").

        A summary of outstanding long-term debt follows (in thousands):

	June 26, 2004	June 28, 2003	December 27, 2003
Tilton Facility Loan	$10,411	$10,767	$10,593
Equipment Loan	2,689	3,993	3,349
Capitalized lease obligations	—	18	—

Total long-term debt	13,100	14,778	13,942
Less current maturities	(1,755)	(1,678)	(1,706)

Long-term debt, less current portion	$11,345	$13,100	$12,236

        At June 26, 2004, the Company estimated the fair value of its outstanding borrowings, including current maturities, to be $14,748,000.

        The maturity date of the Revolving Credit Facility is June 1, 2005. The total amount available under the Revolving Credit Facility is $60,000,000 and is reduced by outstanding borrowings and outstanding letters of credit. Outstanding borrowings may not exceed $20,000,000. Letters of credit are primarily used to procure inventory from foreign vendors. The Revolving Credit Facility is collateralized by substantially all of the personal property, both tangible and intangible, of the Company. Outstanding borrowings bear interest at an annual rate equal to the prime lending rate announced by one of the participating banks or the LIBOR lending rate plus 1.75% per annum. At June 26, 2004, the Revolving Credit Facility bore interest at 4.00% per annum. There were no outstanding borrowings on the Revolving Credit Facility at June 26, 2004, June 28, 2003 or December 27, 2003. Outstanding letters of credit totaled $28,198,000, $29,083,000 and $25,534,000 at June 26, 2004, June 28, 2003 and December 27, 2003, respectively. Availability under the Revolving Credit Facility at June 26, 2004, June 28, 2003 and December 27, 2003 was $31,802,000, $30,917,000 and $34,466,000, respectively, subject in each case to the applicable borrowing cap. Outstanding letters of credit do not bear interest. The Company is required to pay a commitment fee of 1/4 of 1% per annum on the unused portion of the Revolving Credit Facility. The Company is currently negotiating with its banks to extend the term of the Revolving Credit Facility to June 1, 2006.

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

        The Equipment Loan is collateralized by substantially all of the Company's materials handling equipment. The maturity date of the Equipment Loan is May 1, 2006 and payments of principal and interest are due monthly. The interest rate on the Equipment Loan is fixed at 5.00% per annum.

        The Company's credit facilities contain various lending conditions and covenants including restrictions on permitted liens. In the case of the Revolving Credit Facility, these conditions and covenants include certain financial coverage calculations and ratios, including (i) indebtedness and outstanding letter of credit balance to tangible net worth; (ii) hard current assets to current liabilities; (iii) debt service coverage; (iv) indebtedness, outstanding letter of credit balance and net present value of operating leases to tangible net worth; (v) minimum tangible net worth; and (vi) minimum annual net profit. The manner of making these calculations and computing these ratios is defined by the provisions of the Fifth Amended and Restated Loan Agreement, as amended, which is part of the Revolving Credit Facility. The Company was in compliance with the covenants associated with its credit facilities as of and for the quarters ended June 26, 2004 and June 28, 2003 and as of and for the year ended December 27, 2003.

G.    Deferred credits from landlords and other:

        Deferred credits from landlords and other consists primarily of step rent and allowances from landlords related to the Company's retail stores. Step rent represents the difference between actual operating lease payments due and operating lease expense, which is recorded by the Company on a straight-line basis over the terms of its leases. This amount is recorded as a deferred credit in the early years of the lease, when cash payments are generally lower than straight-line rent expense and reduced in the later years of the lease when payments begin to exceed the straight-line expense. Landlord allowances are generally comprised of amounts promised to the Company by a landlord in the form of cash or rent abatements. These allowances are part of the negotiated terms of the lease. In situations where cash is to be received, the Company records a receivable for the full amount of the allowance when certain performance criteria articulated in the lease are met, typically when the store opens, and a liability is concurrently established. This deferred credit from landlords is amortized into income (through lower rent expense) over the term of the applicable lease and the receivable is reduced as amounts are received from the landlord.

H.    Earnings per share:

        A reconciliation of the numerators and denominators of the basic and diluted EPS computations follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
Numerator:
Net income	$6,525	$6,098	$8,750	$6,866

Denominator (shares):
Basic weighted average shares outstanding	20,044	19,575	19,933	19,571
Assumed issuance of shares under stock option plans and employee stock purchase plan	661	525	576	473

Diluted weighted average shares outstanding	20,705	20,100	20,509	20,044

Earnings per share:
Basic	$0.33	$0.31	$0.44	$0.35
Diluted	$0.32	$0.30	$0.43	$0.34

        For the three-month and six-month periods ended June 26, 2004, of the options then outstanding, options to purchase 552,000 and 1,077,000 shares of common stock, respectively, were excluded from the computation of diluted EPS on the basis that such options were antidilutive. For the three-month and six-month periods ending June 28, 2003, of the options then outstanding, options to purchase 1,357,000 and 1,793,500 shares of common stock, respectively, were excluded from the computation of diluted EPS on the basis that such options were antidilutive.

        During the second quarter of fiscal 2004, options to purchase 99,500 shares of the Company's common stock were granted, options to purchase 111,650 shares of common stock were exercised and options to purchase 19,500 shares of common stock were canceled. The Company received $952,000 in cash from the exercise of stock options and recorded a related tax benefit of $450,000 during the second quarter of fiscal 2004. During the second quarter of fiscal 2003, options to purchase 341,500 shares of the Company's common stock were granted. There were no option exercises or cancellations during the second quarter of fiscal 2003.

        During the six months ended June 26, 2004, options to purchase 355,500 shares of the Company's common stock were granted, options to purchase 408,558 shares of common stock were exercised and options to purchase 33,000 shares of common stock were canceled. The Company received $2,689,000 in cash from the exercise of stock options and recorded a related tax benefit of $1,159,000 during the six months ended June 26, 2004. In addition, during the six-month period ended June 26, 2004, the Company issued 36,262 shares of common stock under its employee stock purchase plan and received proceeds of approximately $392,000. During the six months ended June 28, 2003, options to purchase 341,500 shares of the Company's common stock were granted, options to purchase 48,602 shares of common stock were exercised and options to purchase 11,000 shares of common stock were canceled. The Company received $98,000 in cash from the exercise of stock options and did not record any related tax benefit during the six months ended June 28, 2003. In addition, during the six-month period ended June 28, 2003, the Company issued 30,991 shares of common stock under its employee stock purchase plan and received proceeds of approximately $368,000.

I.     Commitments and contingencies:

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

        During the six-month period ended June 26, 2004, the Company entered into leases for nine retail stores, each having initial lease termination dates in 2015. At June 26, 2004, the future minimum lease payments, excluding maintenance, insurance and real estate taxes, for operating leases having a remaining term in excess of one year at such date, including the nine operating leases entered into during the six-month period, were as follows (in thousands):

For the remainder of fiscal 2004	$10,877
Fiscal 2005	27,779
Fiscal 2006	28,494
Fiscal 2007	28,912
Fiscal 2008	29,307
Thereafter	104,258

Total	$229,627

        Most of the Company's retail store leases contain provisions that allow for early termination of the lease by either party if certain predetermined annual sales levels are not met. Generally, these provisions allow the lease to be terminated between the third and fifth year of the lease. Should the lease be terminated under these provisions, the unamortized portion of any landlord allowances related to that property would be payable to the landlord. Unamortized landlord allowances were $35,487,000, $25,513,000 and $34,363,000 at June 26, 2004, June 28, 2003 and December 27, 2003, respectively.

Legal proceedings

        On June 21, 2004, the Amended Consolidated Complaint filed against the Company and two of its executive officers in the United States District Court for the District of Massachusetts alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder was dismissed.

        In August 2003, a civil action was filed in the California Superior Court, Riverside County, against The Birch Pond Group, Inc. (a subsidiary of The J. Jill Group, Inc.) and certain fictitiously named and unknown defendants who allegedly are or were operating J. Jill stores within the State of California. This action, allegedly on behalf of a class of non-salaried store workers, alleges, among other things, violations of various provisions of the California Labor Code and related regulations regarding meal periods, rest periods and coerced patronage, and unfair competition. The Complaint seeks compensatory damages, additional wages, civil penalties, interest, attorney's fees and punitive damages in unspecified amounts, as well as restitution in an unspecified amount and injunctive relief. In September 2003, The Birch Pond Group, Inc. filed its answer to the Complaint, denying the plaintiffs' claims and setting forth various affirmative defenses. The case is currently in the discovery phase and the plaintiffs have recently filed a motion for class certification. The Company intends to defend itself vigorously against these claims. The Company is unable to predict the outcome of this litigation, nor can the Company reasonably estimate a range of possible loss at the current time.

        From time to time, the Company is party to various legal proceedings, primarily arising in the ordinary course of business. Further, additional claims may be asserted in the future relative to events currently unknown to management.

J.     Segment information:

        The Company currently has two reportable business segments, retail and direct. Each segment is separately managed and utilizes distinct distribution, marketing and inventory management strategies. The retail segment markets merchandise through retail stores. The direct segment markets merchandise through catalogs and the Company's website. Segment reporting is intended to give financial statement users a view of the Company "through the eyes of management." The Company's internal management reporting is the basis for the information disclosed for its business segments. In accordance with GAAP, the Company's internally defined measure of segment profit or loss, segment contribution, is required to be disclosed, but it is not a GAAP measure. Information related to segment contribution should be read in conjunction with the reconciliation to "Operating income" as determined by GAAP.

        During the first quarter of fiscal 2004, the Company changed its segment reporting as a result of changes in the way management views the business. Outlet store revenues and expenses and inventory control costs, previously included in the retail and direct segments, have been reclassified to other. Additionally, the Company now includes certain previously unallocated costs in the retail and direct segments, including certain sales allowances and order fulfillment costs. Finally, outlet store assets have been reclassified to unallocated assets from the retail and direct segment identifiable assets. Net sales, segment contribution and segment asset information for fiscal 2003 have been reclassified to conform to current period presentation.

        The Company evaluates its segment profitability based on the contribution of each segment. Segment contribution represents each segment's net sales less direct costs related to the segment's operations. Direct costs for the retail and direct segments include merchandise acquisition and control costs and inventory markdowns. Direct costs also include retail store selling, occupancy, depreciation, inventory distribution and administrative costs for the retail segment and catalog costs, certain order processing costs, fulfillment costs and internet selling costs for the direct segment. Segment contribution less other and general and administrative expenses is equal to operating income. Other represents unallocated shared-service costs such as merchandising, product development, sourcing, inventory control and distribution facility costs, as well as outlet store revenues and expenses. General and administrative expenses include corporate executive management costs, support service costs (e.g., shared information systems, finance and human resources) and corporate headquarters occupancy costs.

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

        The following tables summarize financial information by segment and provide a reconciliation of segment contribution, other costs and general and administrative expenses to operating income (in thousands):

	Three Months Ended		Six Months Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
Net sales:
Retail	$65,134	$42,910	$115,357	$74,286
Direct	54,257	53,340	103,012	103,406
Other (1)	1,170	1,115	2,121	2,036

Total net sales	$120,561	$97,365	$220,490	$179,728

Reconciliation to operating income:
Retail segment contribution	$9,862	$4,621	$12,829	$1,265
Direct segment contribution	14,947	14,894	27,893	29,185
Other (2)	(5,024)	(3,728)	(9,855)	(8,034)
General and administrative expenses	(8,442)	(5,196)	(15,611)	(10,321)

Operating income	$11,343	$10,591	$15,256	$12,095

(1)
Other represents outlet store net sales.

(2)
Other represents unallocated shared-service costs and outlet store revenues and expenses.

	Retail	Direct	Unallocated Assets	Total
Identifiable assets:
June 26, 2004	$115,394	$24,308	$135,195	$274,897
June 28, 2003	$106,288	$21,661	$109,164	$237,113

K.    Reclassifications:

        Certain segment information for fiscal 2003 has been reclassified to conform to current period presentation and management's current internal reporting structure.

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

Overview

        We are a multi-channel specialty retailer of women's apparel, including accessories and footwear. We market our products through retail stores, catalogs and our website jjill.com. We currently have two reportable business segments, retail and direct. Each segment is separately managed and utilizes distinct distribution, marketing and inventory management strategies. The retail segment markets merchandise through retail stores. The direct segment markets merchandise through catalogs and our website. For more information about our reportable business segments, please see Note J to the accompanying condensed consolidated financial statements.

        Net sales for the three months ended June 26, 2004 ("second quarter fiscal 2004") increased by 23.8% to $120.6 million from $97.4 million for the three months ended June 28, 2003 ("second quarter fiscal 2003"). We generated operating income for second quarter fiscal 2004 of $11.3 million, or 9.4% of net sales, compared to $10.6 million, or 10.9% of net sales, for second quarter fiscal 2003. Net income for second quarter fiscal 2004 was $6.5 million, or $0.32 per diluted share, compared to $6.1 million, or $0.30 per diluted share for second quarter fiscal 2003.

        For the six months ended June 26, 2004, net sales increased by 22.7% to $220.5 million from $179.7 million for the six months ended June 28, 2003. Operating income for the six months ended June 26, 2004 was $15.3 million, or 6.9% of net sales, compared to $12.1 million, or 6.7% of net sales, for the six months ended June 28, 2003. Net income for the six months ended June 26, 2004 was $8.8 million, or $0.43 per diluted share, compared to $6.9 million, or $0.34 per diluted share, for the six months ended June 28, 2003.

        We continued to experience positive customer reaction to our spring merchandise during second quarter fiscal 2004 as we continued our emphasis on color and the use of multi-channel marketing campaigns. In addition, other factors that positively contributed to our results in the first quarter of fiscal

2004 also continued to do so during second quarter fiscal 2004. Those factors include the rollout of our cross-channel customer database, our enhanced visual in-store presentation and some minor adjustments to our merchandise silhouette and fit. Our performance in the months of April and May was particularly strong but June was relatively weak, mostly in our retail segment. June and July are typically clearance months and our stores were negatively affected during this period by our lack of clearance inventory. Our June end-of-month inventory balances per store were down by more than 40% compared to the prior year, with clearance inventory per store down by nearly 60%. In August, as we transition to full price fall merchandise, our inventory balances will rebound to normal levels.

        In second quarter fiscal 2004, we continued our merchandising and product development initiatives. The first phase of these initiatives, which are designed to enable us to improve the way we source, develop, flow and present product as well as the product itself, is now nearly complete. We expect the results of these efforts to become apparent in our retail stores in August and continue to be more evident as the fall season progresses. These changes are critical, and we expect them to result in merchandise assortments that are better in quality and fit, more focused and easier to shop. However, there can be no assurance that these initiatives will improve merchandise offerings that will result in improved sales or profitability.

Results of Operations

        The following table presents our consolidated statements of operations expressed as a percentage of net sales:

	Three Months Ended		Six Months Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products and merchandising	60.9	62.4	62.7	65.4

Gross margin	39.1	37.6	37.3	34.6
Selling, general and administrative expenses	29.7	26.7	30.4	27.9

Operating income	9.4	10.9	6.9	6.7
Interest, net	0.1	0.2	0.1	0.2

Income before taxes	9.3	10.7	6.8	6.5
Income tax provision	3.9	4.4	2.8	2.7

Net income	5.4%	6.3%	4.0%	3.8%

        The following table presents certain selected operating data:

	Three Months Ended		Six Months Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
Retail: (1)
Stores open:
Beginning of period	123	89	122	88
End of period	130	96	130	96
Weighted average stores open (2)	127	94	124	91
Weighted average square footage (3)	576,800	444,500	568,100	431,700
Comparable store sales (4)	17.8%	n/a	20.2%	n/a
Direct:
Circulation (5)
Catalogs (in thousands)	19,200	19,200	35,400	35,100
Square inches (in millions)	111,300	120,300	222,900	230,700
Other:
Total 12-month buyers (6)	1,630,000	n/a	1,630,000	n/a
J. Jill credit card holders	642,000	492,000	642,000	492,000
E-mail addresses	1,073,000	781,000	1,073,000	781,000
(1)
Retail information relates to our retail stores only and does not include data for our outlet stores.

(2)
Weighted average stores open refers to the number of retail stores open during the period weighted for the number of days that each store was open during the period.

(3)
Weighted average square footage refers to the square footage of retail stores open during the period weighted for the number of days that each store was open during the period.

(4)
Comparable store sales, a retail operating statistic, is calculated for retail stores that have been open for at least one full fiscal year. Retail stores that have been materially expanded or renovated are not considered in the comparable store sales calculation until they have been in operation as an expanded or renovated store for at least one full fiscal year. The calculation of comparative store sales excludes certain amounts included in the calculation of net sales, such as accruals for returns allowances and certain other items. Before first quarter fiscal 2004 we did not disclose comparable store sales as we did not believe that we had a significant retail store base. Accordingly, no comparable store sales percentage is reported in the table above for the three and six months ended June 28, 2003.

(5)
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

(6)
The term "Total 12-month buyers" represents customers identified by our new multi-channel database as having placed a catalog, internet or intranet order with us or made a retail store purchase from us within the previous 12 months. We currently capture customer information on roughly 50% to 70% of our retail store customers and, accordingly, we believe this buyer count is somewhat understated. In previous periods, the 12-month buyer statistic generally did not include retail customers. For the three and six months ended June 26, 2004 and June 28, 2003, the 12-month buyer counts as historically presented were 984,000 and 1,055,000 respectively.

        The following table summarizes net sales by segment (in thousands):

	Three Months Ended		Six Months Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
Retail	$65,134	$42,910	$115,357	$74,286
Direct	54,257	53,340	103,012	103,406
Other (1)	1,170	1,115	2,121	2,036

Total net sales	$120,561	$97,365	$220,490	$179,728

(1)
Other represents outlet store net sales.

Comparison of the Three Months Ended June 26, 2004 with the Three Months Ended June 28, 2003

        Net sales increased by $23.2 million, or 23.8%, to $120.6 million during second quarter fiscal 2004 from $97.4 million during second quarter fiscal 2003 primarily as a result of increased store count and higher sales productivity in both segments. Retail segment net sales increased by $22.2 million, or 51.8%, during second quarter fiscal 2004. This increase is attributable to a 29.8% increase in the weighted average square footage of retail stores open during the quarter and a 17.0% increase in retail segment sales productivity, as measured by net sales per weighted average square foot. During second quarter fiscal 2004, we opened seven retail stores and ended the quarter with 130 retail stores. Comparable store sales for stores open at least one full fiscal year increased by 17.8% during second quarter fiscal 2004. Direct segment net sales increased by $917,000, or 1.7%, during second quarter fiscal 2004. This increase is attributable to a 7.5% decrease in square inches circulated being more than offset by a 9.9% increase in direct segment sales productivity, as measured by net sales per 1,000 square inches circulated. The increases in the sales productivity of the retail and direct segments during second quarter fiscal 2004 are primarily attributable to the factors discussed under the heading "Overview" above. Internet net sales represented 40.7% of total direct segment net sales during second quarter fiscal 2004 compared to 34.3% during second quarter fiscal 2003. We expect our future growth to come from our retail segment.

        Gross margin represents net sales less cost of products and merchandising. Cost of products and merchandising consists primarily of product costs (e.g., product development, sourcing, merchandising, inventory control and inventory acquisition costs and inventory markdowns) and operating costs (e.g., occupancy and depreciation costs for our retail stores and order processing, contact center and distribution facility costs). During second quarter fiscal 2004, gross margin increased by $10.5 million, or 28.8%, to $47.2 million from $36.6 million during second quarter fiscal 2003. As a percentage of net sales, gross margin increased to 39.1% during second quarter fiscal 2004 from 37.6% during second quarter fiscal 2003. The 1.5 percentage point increase in gross margin as a percentage of net sales was attributable to flat product costs and a 1.5 percentage point decrease in operating costs, both as a percentage of net sales. Product costs as a percentage of net sales were unchanged from period to period as lower inventory markdowns associated with fewer spring season overstocks were offset by increased spending on our merchandising and product development infrastructure. Operating costs as a percentage of net sales decreased primarily as a result of leveraging certain fixed operating costs over higher sales.

        Selling, general and administrative expenses consist primarily of retail store selling costs, costs to produce, print and distribute catalogs, as well as website and corporate administrative costs. During second quarter fiscal 2004, selling, general and administrative expenses increased by $9.8 million, or 37.6%, to $35.8 million from $26.0 million during second quarter fiscal 2003. As a percentage of net sales, selling, general and administrative expenses increased to 29.7% during second quarter fiscal 2004 from 26.7% during second quarter fiscal 2003. The 3.0 percentage point increase in selling, general and administrative expenses as a percentage of net sales was attributable to a 1.3 percentage point increase in selling expenses and a 1.7 percentage point increase in general and administrative expenses, both as a percentage of net sales. Selling expenses as a percentage of net sales increased primarily as a result of increased retail selling expenses as a percentage of net sales (e.g., payroll and advertising costs) partially offset by leveraging relatively unchanged catalog costs over higher sales. General and administrative expenses as a percentage of net sales increased primarily as a result of increased spending on professional fees and spring season performance bonuses, together representing a $2.3 million year-over-year increase in expenses.

        Interest income increased to $171,000 during second quarter fiscal 2004 from $134,000 during second quarter fiscal 2003. This increase was primarily as a result of higher average cash balances on hand. Interest expense decreased to $267,000 during second quarter fiscal 2004 from $301,000 during second quarter fiscal 2003. This decrease was primarily attributable to lower interest rates.

Comparison of the Six Months Ended June 26, 2004 with the Six Months Ended June 28, 2003

        Net sales increased by $40.8 million, or 22.7%, to $220.5 million during the six months ended June 26, 2004 from $179.7 million during the six months ended June 28, 2003 primarily as a result of increased store count and higher sales productivity, particularly in our retail segment. Retail segment net sales increased by $41.1 million, or 55.3%, during the six months ended June 26, 2004. This increase is attributable to a 31.6% increase in the weighted average square footage of retail stores open during the six months and an 18.0% increase in retail segment sales productivity. During the six months ended June 26, 2004, we opened eight retail stores. Comparable store sales for stores open at least one full fiscal year increased by 20.2% during the six months ended June 26, 2004. Direct segment net sales decreased by $394,000, or 0.4%, during the six months ended June 26, 2004. This decrease is attributable to a 3.4% decrease in square inches circulated more than offsetting a 3.1% increase in direct segment sales productivity. The increases in the sales productivity of the retail and direct segments during the six months ended June 26, 2004 are primarily attributable to the factors discussed under the heading "Overview" above. Internet net sales represented 40.0% of total direct segment net sales during the six months ended June 26, 2004 compared to 34.4% during the six months ended June 28, 2003.

        During the six months ended June 26, 2004, gross margin increased by $20.1 million, or 32.3%, to $82.2 million from $62.2 million during the six months ended June 28, 2003. As a percentage of net sales, gross margin increased to 37.3% during the six months ended June 26, 2004 from 34.6% during the six months ended June 28, 2003. The 2.7 percentage point increase in gross margin as a percentage of net sales was attributable to a 1.2 percentage point decrease in product costs and a 1.5 percentage point decrease in operating costs, both as a percentage of net sales. Product costs as a percentage of net sales decreased primarily as a result of lower inventory markdowns associated with the liquidation of prior season merchandise and fewer spring season overstocks. This was partially offset by increased spending on our merchandising and product development infrastructure. Operating costs as a percentage of net sales decreased primarily as a result of leveraging certain fixed operating costs over higher sales.

        During the six months ended June 26, 2004, selling, general and administrative expenses increased by $16.9 million, or 33.8%, to $67.0 million from $50.1 million during the six months ended June 28, 2003. As a percentage of net sales, selling, general and administrative expenses increased to 30.4% during the six months ended June 26, 2004 from 27.9% during the six months ended June 28, 2003. The 2.5 percentage point increase in selling, general and administrative expenses as a percentage of net sales was attributable to a 1.2 percentage point increase in selling expenses and a 1.3 percentage point increase in general and administrative expenses, both as a percentage of net sales. Selling expenses as a percentage of net sales increased primarily as a result of increased retail selling expenses as a percentage of net sales (e.g., payroll and advertising costs) partially offset by leveraging relatively unchanged catalog costs over higher sales. General and administrative expenses as a percentage of net sales increased primarily as a result of increased spending on professional fees and spring season performance bonuses, together representing a $3.2 million year-over-year increase in expenses.

        Interest income increased to $309,000 during the six months ended June 26, 2004 from $256,000 during the six months ended June 28, 2003. This increase was primarily as a result of higher average cash balances on hand. Interest expense decreased to $547,000 during the six months ended June 26, 2004 from $619,000 during the six months ended June 28, 2003. This decrease was primarily attributable to lower interest rates.

Income Taxes

        We provide for income taxes at an effective tax rate that includes the full federal and state statutory tax rates. Our effective tax rate was 42.0% during second quarter fiscal 2004 and 41.7% during the six months ended June 26, 2004, compared to 41.5% during both second quarter fiscal 2003 and the six months ended June 28, 2003. The increase in our effective tax rate is primarily the result of conducting business in states with higher tax rates.

Segment Analysis

        We currently have two reportable business segments, retail and direct. Segment reporting is intended to give financial statement users a view of our business "through the eyes of management." Our internal management reporting is the basis for the information disclosed for our business segments. In accordance with Generally Accepted Accounting Principles ("GAAP"), our internally defined measure of segment profit or loss, segment contribution, is required to be disclosed, but it is not a GAAP measure. Information related to segment contribution should be read in conjunction with the reconciliation to "Operating income" as determined by GAAP.

        During first quarter fiscal 2004, we changed our segment reporting as a result of changes in the way management views the business. Outlet store revenues and expenses and inventory control costs, previously included in the retail and direct segments, have been reclassified to other. Additionally, we now include certain previously unallocated costs in the retail and direct segments, including certain sales allowances and order fulfillment costs. Net sales and segment contribution information for fiscal 2003 have been reclassified to conform to current period presentation.

        We evaluate segment profitability based on the contribution of each segment. Segment contribution represents each segment's net sales less direct costs related to the segment's operations. Direct costs for the retail and direct segments include merchandise acquisition and control costs and inventory markdowns. Direct costs also include retail store selling, occupancy, depreciation, inventory distribution and administrative costs for the retail segment and catalog costs, certain order processing costs, fulfillment costs and internet selling costs for the direct segment. Segment contribution less other and general and administrative expenses is equal to operating income. Other represents unallocated shared-service costs such as merchandising, product development, sourcing, inventory control and distribution facility costs, as well as outlet store revenues and expenses. General and administrative expenses include corporate executive management costs, support service costs (e.g., shared information systems, finance and human resources) and corporate headquarters occupancy costs.

        The accounting policies of our segments are the same as those described in Note B to the financial statements contained in our Annual Report on Form 10-K for fiscal 2003. Inter-segment balances and transactions have been eliminated.

        The following table summarizes contribution by segment and provides a reconciliation of segment contribution, other costs and general and administrative expenses to operating income (in thousands):

	Three Months Ended		Six Months Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
Retail segment contribution	$9,862	$4,621	$12,829	$1,265
Direct segment contribution	14,947	14,894	27,893	29,185
Other (1)	(5,024)	(3,728)	(9,855)	(8,034)
General and administrative expenses	(8,442)	(5,196)	(15,611)	(10,321)

Operating income	$11,343	$10,591	$15,256	$12,095

(1)
Other represents unallocated shared-service costs and outlet store revenues and expenses.

Segment Comparison of the Three Months Ended June 26, 2004 with the Three Months Ended June 28, 2003

  Retail segment contribution

        The retail segment's second quarter fiscal 2004 contribution increased by $5.2 million, or 113.4%, to $9.9 million from $4.6 million during second quarter fiscal 2003. As a percentage of segment net sales, segment contribution increased to 15.1% during second quarter fiscal 2004 from 10.8% during second quarter fiscal 2003. The 4.3 percentage point increase in segment contribution as a percentage of net sales was primarily attributable to a 2.0 percentage point decrease in product costs and a 3.5 percentage point decrease in operating costs partially offset by a 1.2 percentage point increase in selling expenses, all as a percentage of net sales. Segment product costs as a percentage of net sales decreased primarily as a result of a shift in the mix of sales toward full price and lower inventory markdowns associated with fewer spring season overstocks. Segment operating costs as a percentage of net sales decreased primarily as a result of leveraging occupancy and depreciation costs over higher sales productivity. Segment selling expenses as a percentage of net sales increased primarily as a result of higher advertising costs, including costs associated with catalogs mailed to retail-only customers.

  Direct segment contribution

        The direct segment's second quarter fiscal 2004 contribution remained relatively unchanged at $14.9 million as compared to second quarter fiscal 2003. As a percentage of segment net sales, segment contribution decreased slightly to 27.5% during second quarter fiscal 2004 from 27.9% during second quarter fiscal 2003. The 0.4 percentage point decrease in segment contribution as a percentage of net sales was attributable to a 1.0 percentage point decrease in product costs offset by a 0.8 percentage point increase in operating costs and a 0.6 percentage point increase in selling expenses, all as a percentage of net sales. Segment product costs as a percentage of net sales decreased primarily as a result of lower inventory markdowns associated with fewer spring season overstocks, partially offset by increased promotional activity primarily associated with our customer loyalty program. Segment operating costs as a percentage of net sales increased primarily as a result of higher order processing costs (e.g., shipping expenses). Segment selling expenses as a percentage of net sales increased primarily as a result of increased internet marketing and bonus expense.

  Other

        Other changed by $1.3 million, or 34.8%, primarily as a result of $1.8 million of additional expenditures on our merchandising and product development organization.

  General and administrative expenses

        General and administrative expenses increased by $3.2 million, or 62.5%, to $8.4 million during second quarter fiscal 2004 from $5.2 million during second quarter fiscal 2003. Please see our discussion of general and administrative expenses under the heading "Comparison of the Three Months Ended June 26, 2004 with the Three Months Ended June 28, 2003" above.

Segment Comparison of the Six Months Ended June 26, 2004 with the Six Months Ended June 28, 2003

  Retail segment contribution

        The retail segment's contribution during the six months ended June 26, 2004, increased by $11.6 million, or 914.2%, to $12.8 million from $1.3 million during the six months ended June 28, 2003. As a percentage of segment net sales, segment contribution increased to 11.1% during the six months ended June 26, 2004 from 1.7% during the six months ended June 28, 2003. The 9.4 percentage point increase in segment contribution as a percentage of net sales was primarily attributable to a 4.9 percentage point decrease in product costs, a 4.3 percentage point decrease in operating costs and a 0.2 percentage point decrease in selling expenses, all as a percentage of net sales. Segment product costs as a percentage of net sales decreased primarily as a result of lower inventory markdowns associated with the liquidation of prior season merchandise and fewer spring season overstocks and a shift in the mix of sales toward full price. Segment operating costs as a percentage of net sales decreased primarily as a result of leveraging occupancy and depreciation costs over higher sales productivity.

  Direct segment contribution

        The direct segment's contribution during the six months ended June 26, 2004, decreased by $1.3 million, or 4.4%, to $27.9 million from $29.2 million during the six months ended June 28, 2003. As a percentage of segment net sales, segment contribution decreased to 27.1% during the six months ended June 26, 2004 from 28.2% during the six months ended June 28, 2003. The 1.1 percentage point decrease in segment contribution as a percentage of net sales was attributable to a 0.8 percentage point decrease in product costs offset by a 0.7 percentage point increase in operating costs and a 1.2 percentage point increase in selling expenses, all as a percentage of net sales. Segment product costs as a percentage of net sales decreased primarily as a result of lower inventory markdowns associated with the liquidation of prior season merchandise and fewer spring season overstocks, partially offset by increased promotional activity primarily associated with our customer loyalty program. Segment operating costs as a percentage of net sales increased primarily as a result of higher order processing costs (e.g., shipping and contact center expenses). Segment selling expenses as a percentage of net sales increased primarily as a result of increased internet marketing and bonus expense.

  Other

        Other changed by $1.8 million, or 22.7%, primarily as a result of $2.7 million of additional expenditures on our merchandising and product development organization partially offset by lower distribution facility and depreciation costs.

  General and administrative expenses

        General and administrative expenses increased by $5.3 million, or 51.3%, to $15.6 million during the six months ended June 26, 2004 from $10.3 million during the six months ended June 28, 2003. Please see our discussion of general and administrative expenses under the heading "Comparison of the Six Months Ended June 26, 2004 with the Six Months Ended June 28, 2003" above.

Seasonality and Quarterly Fluctuations

        We expect there to be fluctuations in our net sales from quarter to quarter, with the highest net sales coming in the fourth quarter of our fiscal year and the lowest in the first quarter. During each of the fiscal years ended December 27, 2003 and December 28, 2002, approximately 30% of our annual net sales were attributable to our fourth quarter and 20% to our first quarter. As our retail store sales become a greater portion of our overall business, we anticipate that our business will become more seasonal. Our retail store rollout plan is expected to materially impact year-over-year comparisons of our net sales. Also, January is included in our first fiscal quarter, but is included in the fourth fiscal quarter for many other retailers. Because January is a month that traditionally involves significant promotional pricing, this difference needs to be taken into account when making comparisons of our financial performance for interim periods with that of other retailers.

Liquidity and Capital Resources

        Our principal working capital needs arise from the need to support costs incurred in advance of revenue generation, primarily inventory acquisition and catalog development, production and mailing costs. We have two selling seasons that correspond to the fashion seasons. The spring season begins in January and ends in July. The fall season begins in July and ends in January. Our capital investment needs arise from initiatives intended to support our growth, including the retail store rollout and improvements to our physical and operating infrastructure. During the six months ended June 26, 2004, we funded our working capital and capital investment needs with cash generated from operations and cash on hand.

        Cash and cash equivalents ("cash") increased by $22.7 million during the six months ended June 26, 2004. Approximately $31.4 million in cash was generated from operations, $9.7 million was invested in property and equipment, primarily related to our retail store rollout, and $3.1 million was generated from stock transactions, primarily from the exercise of stock options. During the six months ended June 26, 2004, net income before depreciation and amortization, higher amounts accrued and payable and collections on accounts receivable were the primary sources of cash from operations.

        Cash increased by $10.5 million during the six months ended June 28, 2003. Approximately $24.5 million in cash was generated from operations and $12.5 million was invested in property and equipment, primarily related to our retail store rollout. During the six months ended June 28, 2003, net income before depreciation and amortization and collections on accounts receivable were the primary sources of cash from operations. The primary use of cash from operations related to lower amounts accrued for customer's returns.

        Accounts receivable balances at June 26, 2004 were 42.5%, or $4.9 million, higher than at June 28, 2003 primarily as a result of an increase in receivables associated with our deferred billing program. Our deferred billing programs provide our customers with the option of deferring payment for their purchases. The deferral period is generally 60 to 90 days. For deferred billing offered on our private label credit card, we typically receive cash from the sale within four business days from the date of purchase. For deferred billing offered on major credit cards, we receive cash after the deferral period expires, net of any returns or adjustments processed during the deferral period. At June 26, 2004, June 28, 2003 and December 27, 2003, there were $9.9 million, $5.0 million and $7.8 million, respectively, of trade receivables outstanding related to our deferred billing program. Accounts receivable balances at June 26, 2004 were 12.2%, or $2.3 million, lower than at December 27, 2003 primarily as a result of lower overall credit card receivables and collections of landlord allowance receivables.

        Inventory levels at June 26, 2004 were 22.1%, or $7.7 million, lower than at June 28, 2003. Inventory levels in our retail segment were significantly lower than the prior year primarily as a result of lower amounts of spring season merchandise on hand following higher than expected inventory turn and sell-through during the first six months of 2004. Inventory per store was 44.3% lower at June 26, 2004 than at June 28, 2003. These lower levels of inventory negatively impacted retail sales during the months of June and July. These decreases in inventory were partially offset by inventory associated with 34 new retail stores opened since June 28, 2003. In August, as we transition to full price fall merchandise, our inventory balances will rebound to normal levels. Inventory levels at June 26, 2004 were 3.9%, or $1.1 million, lower than at December 27, 2003, primarily as a result of a higher inventory turn rate in our retail segment and lower levels of prior season merchandise, partially offset by inventory associated with eight new retail stores opened since December 27, 2003.

        A summary of our inventory balances follows (in thousands):

	June 26, 2004	June 28, 2003	December 27, 2003
Retail	$16,519	$21,916	$15,877
Direct	10,136	12,238	11,657
Other (1)	379	545	597

Total	$27,034	$34,699	$28,131

  (1)
  Other consists of inventory related to outlet stores.

        Accounts payable balances at June 26, 2004 were 24.5%, or $3.5 million, higher than at June 28, 2003 primarily as a result of the timing of fall season inventory receipts. Accounts payable balances at June 26, 2004 were 20.3%, or $3.0 million, higher than at December 27, 2003 primarily as a result of the timing of fall season inventory receipts partially offset by the timing of expense payables.

        Accrued expenses at June 26, 2004 were 33.3%, or $6.5 million, higher than at June 28, 2003 primarily as a result of increased accrued bonus expense associated with spring season performance bonuses earned during the six months ended June 26, 2004, including special bonuses for certain executives, and higher accrued amounts for sales taxes, gift certificates and professional fees. Accrued expenses at June 26, 2004 were 13.7%, or $3.1 million, higher than at December 27, 2003 primarily as a result of increased accrued bonus expense and higher accrued amounts for income taxes.

        Deferred credits from landlords and other at June 26, 2004 were 41.7%, or $11.5 million, higher than at June 28, 2003 and 4.0%, or $1.5 million, higher than at December 27, 2003 primarily as a result of opening additional retail stores. Deferred credits from landlords and other consists primarily of step rent and allowances from landlords related to our retail stores. Step rent represents the difference between actual operating lease payments due and operating lease expense, which is recorded by us on a straight-line basis over the terms of our leases. This amount is recorded as a deferred credit in the early years of the lease, when cash payments are generally lower than straight-line rent expense and reduced in the later years of the lease when payments begin to exceed the straight-line expense. Landlord allowances are generally comprised of amounts promised to us by a landlord in the form of cash or rent abatements. These allowances are part of the negotiated terms of the lease. In situations where cash is to be received, we record a receivable for the full amount of the allowance when certain performance criteria articulated in the lease are met, typically when the store opens, and a liability is concurrently established. This deferred credit from landlords is amortized into income (through lower rent expense) over the term of the applicable lease and the receivable is reduced as amounts are received from the landlord.

        At June 26, 2004, we had 130 retail stores and four outlet stores open. We currently expect to open an additional 20 retail stores during the remainder of 2004 bringing our total 2004 openings to 28 as compared to our original estimate of 20 for the year. This increase in store count is intended to address increasing competitive pressure, as several new and large competitors are setting their sights on our target customer, the 35 to 55 year old woman. The cash requirements related to our retail store initiative are significant and are primarily comprised of leasehold improvements, net of landlord allowances, and initial inventory acquisition costs. Construction commitments are typically made one to six months in advance of a new retail store opening. The initial net cash requirements for opening a new retail store are currently estimated at an average of approximately $600,000 per store.

        The following table summarizes the cash requirements related to our outstanding future minimum lease payments for operating leases having a remaining term in excess of one year and our outstanding long-term debt at June 26, 2004 (in thousands):

	Payments Due By Period (1)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations (2)	$229,627	$10,877	$56,273	$58,219	$104,258
Long-term debt obligations (3)	13,100	864	2,841	959	8,436

Total	$242,727	$11,741	$59,114	$59,178	$112,694

(1)
All payment periods are measured from the end of our last fiscal year. For example, the amount set forth in the "Less than 1 Year" column represents amounts to be paid for the remainder of fiscal 2004.

(2)
See Note I to the accompanying condensed consolidated financial statements.

(3)
Does not include interest payments. See Note E to the consolidated financial statements in our Form 10-K for fiscal 2003 for our gross interest expense for the last three fiscal years. Also see Note F to the accompanying consolidated financial statements for a summary of our long-term debt as of June 26, 2004, June 28, 2003 and December 27, 2003. The weighted average interest rate for amounts outstanding under our credit facilities was 6.81% per annum for second quarter fiscal 2004 and 6.79% per annum for the six months ended June 26, 2004. Cash paid for interest during the six months ended June 26, 2004 was $464,000. Future fixed interest payments related to our outstanding real estate and equipment loans are $441,000 due in less than 1 year, $1.5 million due in 1 to 3 years, $1.3 million due in 3 to 5 years and $205,000 due in more than 5 years.

        Most of our retail store leases contain provisions that allow for early termination of the lease by either party if certain predetermined annual sales levels are not met. Generally, these provisions allow the lease to be terminated between the third and fifth year of the lease. Should the lease be terminated under these provisions, the unamortized portion of any landlord allowances related to that property would be payable to the landlord. Unamortized landlord allowances were $35.5 million, $25.5 million and $34.4 million at June 26, 2004, June 28, 2003 and December 27, 2003, respectively.

        At June 26, 2004, the maximum amount of future minimum lease payments for operating leases in any year was $29.5 million in 2009.

        Our credit facilities at June 26, 2004 consisted of (i) a $60.0 million revolving credit facility (the "Revolving Credit Facility"); (ii) a $12.0 million real estate loan (the "Tilton Facility Loan"); and (iii) a $4.1 million equipment loan (the "Equipment Loan").

        The maturity date of the Revolving Credit Facility is June 1, 2005. The total amount available under the Revolving Credit Facility is $60.0 million and is reduced by outstanding borrowings and outstanding letters of credit. Outstanding borrowings may not exceed $20.0 million. Letters of credit are primarily used to procure inventory from foreign vendors. The Revolving Credit Facility is collateralized by substantially all of our personal property, both tangible and intangible. Outstanding borrowings bear interest at an annual rate equal to the prime lending rate announced by one of the participating banks or the LIBOR lending rate plus 1.75% per annum. At June 26, 2004, the Revolving Credit Facility bore interest at 4.00% per annum. There were no outstanding borrowings on the Revolving Credit Facility at June 26, 2004, June 28, 2003 or December 27, 2003. Outstanding letters of credit totaled $28.2 million, $29.1 million and $25.5 million at June 26, 2004, June 28, 2003 and December 27, 2003, respectively. Availability under the Revolving Credit Facility at June 26, 2004, June 28, 2003 and December 27, 2003 was $31.8 million,

$30.9 million and $34.5 million, respectively, subject in each case to the applicable borrowing cap. Outstanding letters of credit do not bear interest. We are required to pay a commitment fee of 1/4 of 1% per annum on the unused portion of the Revolving Credit Facility. We are currently negotiating with our banks to extend the term of the Revolving Credit Facility to June 1, 2006.

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

        The Equipment Loan is collateralized by substantially all of our materials handling equipment. The maturity date of the Equipment Loan is May 1, 2006 and payments of principal and interest are due monthly. The interest rate on the Equipment Loan is fixed at 5.00% per annum.

        We expect to spend an incremental $6.0 million to $7.0 million on merchandising and product development infrastructure improvements in 2004. This amount consists of $5.1 million to $5.9 million in incremental expenses, primarily related to headcount additions, and $900,000 to $1.1 million in capital expenditures, primarily related to new systems. This estimate is for 2004 only and does not include any future investments to be made beyond 2004. Additionally, as we execute these initiatives, this estimate may change. There can be no assurance that these expenditures will result in improved sales or profitability in the future.

        Our sources of cash include cash on hand, available borrowing capacity under our Revolving Credit Facility of $20.0 million as of June 26, 2004 and anticipated cash flow from operations. Our principal uses of cash include cash required to support current operations as well as investments in infrastructure and our retail store rollout. We estimate that approximately $19.3 million in cash, before landlord allowances, will be invested in property and equipment during the remainder of 2004, primarily for retail store construction. Based on current operating conditions, we believe we have sufficient sources of cash to execute our operating plans and fund our planned infrastructure investments, capital expenditures and commitments for the foreseeable future. Should current operating conditions deteriorate, we believe we have some flexibility to adjust our mid-to-long-term operating plans with regard to our retail store rollout and our circulation strategy. In addition, we also have unused borrowing capacity under our Revolving Credit Facility.

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

Item 4. Controls and Procedures

        We carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of June 26, 2004. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of June 26, 2004 our disclosure controls and procedures were effective in timely alerting them to material information required to be included in our reports filed or submitted under the Securities Exchange Act of 1934. No change in our internal control over financial reporting occurred during second quarter fiscal 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

        On June 21, 2004, the Amended Consolidated Complaint filed against us and two of our executive officers (Gordon R. Cooke, President and Chief Executive Officer, and Olga L. Conley, Executive Vice President/ Chief Financial Officer) in the United States District Court for the District of Massachusetts alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder was dismissed.

        In August 2003, a civil action was filed in the California Superior Court, Riverside County, against The Birch Pond Group, Inc. (a subsidiary of The J. Jill Group, Inc.) and certain fictitiously named and unknown defendants who allegedly are or were operating J. Jill stores within the State of California. This action, allegedly on behalf of a class of non-salaried store workers, alleges, among other things, violations of various provisions of the California Labor Code and related regulations regarding meal periods, rest periods and coerced patronage, and unfair competition. The Complaint seeks compensatory damages, additional wages, civil penalties, interest, attorney's fees and punitive damages in unspecified amounts, as well as restitution in an unspecified amount and injunctive relief. In September 2003, The Birch Pond Group, Inc. filed its answer to the Complaint, denying the plaintiffs' claims and setting forth various affirmative defenses. The case is currently in the discovery phase and the plaintiffs have recently filed a motion for class certification. We intend to defend ourselves vigorously against these claims.

Item 4. Submission of Matters to a Vote of Security Holders

        We held an Annual Meeting of Stockholders on June 4, 2004. At the Annual Meeting, our Stockholders voted to approve the following actions by the following votes:

  1.
  To vote upon the election of three Class B Directors;

	Number of Shares
	For	Withholding Authority
Brett D. Heffes	16,877,749	2,053,488
Ruth M. Owades	17,139,728	1,791,509
Jonathan P. Ward	17,139,658	1,791,579

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
  (b)
  Reports on Form 8-K

    On May 4, 2004, we filed a report on Form 8-K to report the issuance of a press release commenting on our financial results for the first quarter of fiscal 2004 and our then current expectations for our financial results for the second quarter and remainder of fiscal 2004.

    On June 23, 2004, we filed a report on Form 8-K announcing that the Amended Consolidated Complaint filed against us and two of our executive officers in the United States District Court for the District of Massachusetts alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder had been dismissed on June 21, 2004.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE J. JILL GROUP, INC.
Dated: August 5, 2004	By:	/s/ OLGA L. CONLEY Olga L. Conley Authorized Officer Executive Vice President/ Chief Financial Officer and Treasurer (Principal Financial Officer)
Dated: August 5, 2004	By:	/s/ LINDA L. TRUDEL Linda L. Trudel Authorized Officer Vice President/Corporate Controller (Principal Accounting Officer)

THE J. JILL GROUP, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 26, 2004
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
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX