Form 10-Q
period 2004-09-25
J JILL GROUP INC
filed 2004-11-04
CIK 910721

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED SEPTEMBER 25, 2004
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

        Shares outstanding of the registrant's common stock (par value $0.01) at October 28, 2004: 20,103,123

THE J. JILL GROUP, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 25, 2004

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

THE J. JILL GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	September 25, 2004	September 27, 2003	December 27, 2003
ASSETS
Current assets:
Cash and cash equivalents	$51,085	$47,963	$59,287
Cash held in escrow	1,051	893	783
Marketable securities	13,306	—	—
Accounts receivable, net	11,410	8,820	18,634
Inventory	37,627	43,986	28,131
Prepaid catalog expenses	4,637	7,242	4,106
Deferred income taxes	6,753	7,012	7,041
Other current assets	10,692	6,048	6,772

Total current assets	136,561	121,964	124,754
Property and equipment, net	131,145	123,727	125,316
Other non-current assets	4,761	3,887	3,900

Total assets	$272,467	$249,578	$253,970

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$19,152	$21,473	$14,930
Accrued expenses	24,744	21,526	22,883
Accrued customer returns	6,103	5,915	7,289
Current portion of long-term debt	1,780	1,687	1,706

Total current liabilities	51,779	50,601	46,808
Long-term debt, less current portion	10,892	12,672	12,236
Deferred credits from landlords and other	40,518	33,303	37,540
Deferred income taxes	5,703	3,414	4,168
Commitments and contingencies
Stockholders' equity:
Special preferred stock (par value $0.01) 1,000,000 shares authorized	—	—	—
Common stock (par value $0.01) 30,000,000 shares authorized, 20,103,123, 19,578,616 and 19,658,303 shares issued and outstanding as of September 25, 2004, September 27, 2003 and December 27, 2003, respectively	201	196	197
Additional paid-in capital	112,362	107,700	108,151
Retained earnings	51,012	41,692	44,870

Total stockholders' equity	163,575	149,588	153,218

Total liabilities and stockholders' equity	$272,467	$249,578	$253,970

The accompanying notes are an integral part of the condensed consolidated financial statements.

THE J. JILL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 25, 2004	September 27, 2003	September 25, 2004	September 27, 2003
Net sales	$94,933	$82,325	$315,423	$262,053
Cost of products and merchandising	64,718	57,958	202,959	175,510

Gross margin	30,215	24,367	112,464	86,543
Selling, general and administrative expenses	34,552	29,113	101,545	79,194

Operating income (loss)	(4,337)	(4,746)	10,919	7,349
Interest, net	97	183	335	546

Income (loss) before taxes	(4,434)	(4,929)	10,584	6,803
Income tax provision (benefit)	(1,826)	(2,078)	4,442	2,788

Net income (loss)	$(2,608)	$(2,851)	$6,142	$4,015

Earnings (loss) per share:
Basic	$(0.13)	$(0.15)	$0.31	$0.21
Diluted	$(0.13)	$(0.15)	$0.30	$0.20
Weighted average shares outstanding:
Basic	20,103	19,576	19,990	19,572
Diluted	20,103	19,576	20,550	20,069

The accompanying notes are an integral part of the condensed consolidated financial statements.

THE J. JILL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 25, 2004	September 27, 2003
Cash flows provided by operating activities:
Net income	$6,142	$4,015
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,575	11,706
Loss (gain) on trust assets	11	(217)
Deferred income taxes	1,823	695
Changes in assets and liabilities:
Decrease in accounts receivable, net	7,224	12,497
Increase in inventory	(9,496)	(9,988)
Increase in prepaid catalog expenses	(531)	(3,160)
Increase in other assets	(3,795)	(159)
Increase in accounts payable	3,765	8,772
Increase (decrease) in accrued expenses	1,093	(1,968)
Decrease in accrued customer returns	(1,186)	(1,413)
Increase in deferred credits from landlords and other	2,978	8,538

Net cash provided by operating activities	21,603	29,318
Cash flows used in investing activities:
Additions to property and equipment	(17,007)	(24,184)
Purchases of marketable securities	(13,343)	—
Investment in trust assets	(997)	(793)
Increase in cash held in escrow	(268)	(355)

Net cash used in investing activities	(31,615)	(25,332)
Cash flows provided by (used in) financing activities:
Proceeds from stock transactions	3,080	474
Payments of debt borrowings	(1,270)	(1,231)

Net cash provided by (used in) financing activities	1,810	(757)
Net increase (decrease) in cash and cash equivalents	(8,202)	3,229
Cash and cash equivalents at:
Beginning of period	59,287	44,734

End of period	$51,085	$47,963

Supplemental information:
Non-cash investing activities:
Construction costs accrued, not paid	$3,417	$5,100

The accompanying notes are an integral part of the condensed consolidated financial statements.

THE J. JILL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

        The condensed consolidated financial statements included herein have been prepared by The J. Jill Group, Inc. (together with its wholly owned consolidated subsidiaries, the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and in the opinion of management contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles ("GAAP") have been omitted pursuant to such rules and regulations. Accordingly, although the Company believes that the disclosures are adequate to make the information presented not misleading, these condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 27, 2003 ("fiscal 2003"). As a retailer, the Company is subject to seasonal fluctuations in net sales. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

A.    Nature of business:

        The Company is a multi-channel specialty retailer of women's apparel, including accessories and footwear, that markets its products through retail stores, catalogs and its website jjill.com.

B.    Revenue recognition:

        The Company recognizes sales and the related cost of products at the time the products are received by customers. The Company's customers may return purchased items for an exchange or refund. The Company provides a returns allowance based on projected merchandise returns, taking into consideration historical experience and other factors. The returns allowance is recorded as a reduction to net sales for the estimated retail value of the projected merchandise returns and as a reduction to cost of products for the corresponding cost amount. From time to time, the Company offers marketing promotions that may involve multiple purchases by the customer whereby as a result of their first purchase the customer receives a coupon for a specified discount on their next purchase. In these cases, revenue is deferred at the time of the first purchase for the estimated discount amount and recognized when the second purchase is made or the promotional period ends. Shipping and processing fees charged to the customer are recognized at the time the products are received by the customer and are included in net sales. The cost of shipping and processing customer orders is recognized at the time the products are received by the customer and is included in cost of products and merchandising. Sales taxes are excluded from net sales.

C.    Selling expenses:

        Selling expenses consist primarily of the costs to produce, print and distribute catalogs ("catalog costs"), retail store selling and administrative costs (primarily salaries and benefits) and other marketing department costs. Costs associated with the Company's website are also included in selling expenses. Catalog costs in our direct segment are considered direct response advertising and as such are capitalized as incurred and amortized over the expected sales life of each catalog, which is generally a period not exceeding six months. Creative and production costs associated with the Company's website are also considered direct response advertising and, as such, are capitalized as incurred and amortized over the respective selling season, which is generally a period not exceeding six months. Catalog costs in our retail segment are considered advertising and as such are expensed as incurred.

D.    Accounting for stock-based compensation:

        At September 25, 2004, the Company had three stock-based plans, which are described in Note G to the financial statements contained in the Company's Annual Report on Form 10-K for fiscal 2003. The Company discloses stock-based compensation information in accordance with Financial Accounting Standards Board ("FASB") issued Statement No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123" and FASB issued Statement No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." The Company has elected to continue to account for its stock-based plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," as well as to provide disclosure of stock-based compensation as outlined in SFAS 123, as amended by SFAS 148. No compensation expense has been recognized related to the Company's stock-based plans.

        The Company uses the Black-Scholes option pricing model to estimate the fair value at the date of grant of stock options granted under the Company's stock option plans and stock purchase rights associated with the Company's 1998 Employee Stock Purchase Plan. A summary of the assumptions used for stock option grants and stock purchase right grants follows:

	Three Months Ended		Nine Months Ended
	September 25, 2004	September 27, 2003	September 25, 2004	September 27, 2003
1993 and 2001 stock option plans:
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	70.0%	75.0%	70.0%	75.0%
Risk free interest rate	3.4%	2.6%	3.0%	1.9%
Expected lives	4.0 years	4.0 years	4.0 years	3.8 years
Employee stock purchase plan:
Dividend yield	n/a(1)	n/a(1)	0.0%	0.0%
Expected volatility	n/a(1)	n/a(1)	50.0%	75.0%
Risk free interest rate	n/a(1)	n/a(1)	1.0%	1.3%
Expected lives	n/a(1)	n/a(1)	1.0 year	1.0 year
(1)
No stock purchase rights were granted during the three months ended September 25, 2004 or September 27, 2003.

        A reconciliation of net income (loss), as reported, to pro forma net income (loss) including compensation expense for the Company's stock-based plans as calculated in accordance with the provisions of SFAS 123, as amended by SFAS 148, as well as a comparison of as reported and pro forma basic and diluted earnings (loss) per share ("EPS") follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 25, 2004	September 27, 2003	September 25, 2004	September 27, 2003
Net income (loss):
As reported	$(2,608)	$(2,851)	$6,142	$4,015
Compensation expense, net of related tax benefit(1)	(1,490)	(1,354)	(4,434)	(4,105)

Pro forma	$(4,098)	$(4,205)	$1,708	$(90)

Earnings (loss) per share:
Basic
As reported	$(0.13)	$(0.15)	$0.31	$0.21
Pro forma	$(0.20)	$(0.21)	$0.09	$(0.00)
Diluted
As reported	$(0.13)	$(0.15)	$0.30	$0.20
Pro forma	$(0.20)	$(0.21)	$0.08	$(0.00)
(1)
Compensation expense is net of a related tax benefit of $827,000 and $693,000 for the three months ended September 25, 2004 and September 27, 2003, respectively, and $2,461,000 and $2,227,000 for the nine months ended September 25, 2004 and September 27, 2003, respectively.

        The effects on pro forma net income (loss) and pro forma EPS of the estimated stock-based compensation expense, net of tax, calculated using the fair value of stock options and stock purchase rights in accordance with the Black-Scholes option pricing model for the three months and nine months ended September 25, 2004 and September 27, 2003 are not necessarily representative of the effects on the Company's results of operations in the future. In addition, the compensation expense estimates utilize an option pricing model developed for traded options with relatively short lives. The Company's stock option grants typically have a life of up to ten years and are not transferable. Therefore, the actual fair value of a stock option grant may be different from the Company's estimates. The Company believes that its estimates incorporate all relevant information and represent a reasonable approximation in light of the difficulties involved in valuing non-traded stock options.

E.    Marketable securities:

        The Company accounts for marketable securities in accordance with FASB issued Statement No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities." The Company intends to maintain a liquid portfolio and accordingly all of the Company's marketable securities are classified as available-for-sale and reported at fair value. Unrealized holding gains and losses on available-for-sale securities are recorded in stockholders' equity. Realized gains and losses on available-for-sale securities are included in the determination of net income or loss for the period. Any premiums paid for individual securities are amortized over the term of such securities and included in interest expense. Any discounts from par value are also amortized over the term of the security and recorded as a reduction to interest expense.

        At September 25, 2004, the aggregate fair value of marketable securities was $13,306,000 and consisted of municipal debt securities. The Company held no marketable securities at September 27, 2003 or December 27, 2003. Unrealized holding gains and losses were not material for the three months and nine months ended September 25, 2004. There were no realized gains or losses on marketable securities for the three and nine months ended September 25, 2004.

        A summary of the contractual maturities of available-for-sale securities at September 25, 2004 follows (in thousands):

Fair Market Value
Due within one year	$11,164
Due between one and two years	2,142

Total	$13,306

F.     Accounts receivable:

        Accounts receivable include $5,137,000, $398,000 and $7,794,000 of trade receivables related to the Company's deferred billing program at September 25, 2004, September 27, 2003 and December 27, 2003, respectively. The Company's deferred billing programs provide its customers with the option of deferring payment for their purchases. The deferral period is generally 60 to 90 days. For deferred billing offered on the Company's private label credit card, the Company typically receives cash from the sale within four business days from the date of purchase. For deferred billing offered on major credit cards, the Company receives cash after the deferral period expires, net of any returns or adjustments processed during the deferral period. Also included in accounts receivable are landlord allowances of $3,712,000, $6,136,000 and $6,471,000 at September 25, 2004, September 27, 2003 and December 27, 2003, respectively.

G.    Inventory:

        Inventory, consisting of merchandise for sale, is stated at the lower of cost, as determined by the weighted average cost method, or market, based on estimated net realizable value.

H.    Debt:

        The Company's credit facilities at September 25, 2004 consisted of (i) a $60,000,000 revolving credit facility (the "Revolving Credit Facility"); (ii) a $12,000,000 real estate loan (the "Tilton Facility Loan"); and (iii) a $4,100,000 equipment loan (the "Equipment Loan").

        A summary of outstanding long-term debt follows (in thousands):

	September 25, 2004	September 27, 2003	December 27, 2003
Tilton Facility Loan	$10,320	$10,682	$10,593
Equipment Loan	2,352	3,673	3,349
Capitalized lease obligations	—	4	—

Total long-term debt	12,672	14,359	13,942
Less current maturities	(1,780)	(1,687)	(1,706)

Long-term debt, less current portion	$10,892	$12,672	$12,236

        At September 25, 2004, the Company estimated the fair value of its outstanding borrowings, including current maturities, to be $13,898,000.

        On September 30, 2004, the Company amended the Revolving Credit Facility primarily to extend its term and modify or delete certain lending conditions and covenants. The maturity date of the Revolving Credit Facility, as amended, is June 1, 2006. The total amount available under the Revolving Credit Facility is $60,000,000 and is reduced by outstanding borrowings and outstanding letters of credit. Outstanding borrowings may not exceed $20,000,000. Letters of credit are primarily used to procure inventory from foreign vendors. The Revolving Credit Facility is collateralized by substantially all of the personal property, both tangible and intangible, of the Company. Outstanding borrowings bear interest at an annual rate equal to the prime lending rate announced by one of the participating banks or the LIBOR lending rate plus 1.75% per annum. At September 25, 2004, the Revolving Credit Facility bore interest at 4.75% per annum. There were no outstanding borrowings on the Revolving Credit Facility at September 25, 2004, September 27, 2003 or December 27, 2003. Outstanding letters of credit totaled $33,648,000, $26,603,000 and $25,534,000 at September 25, 2004, September 27, 2003 and December 27, 2003, respectively. Availability under the Revolving Credit Facility at September 25, 2004, September 27, 2003 and December 27, 2003 was $26,352,000, $33,397,000 and $34,466,000, respectively, subject in each case to the borrowing cap. Outstanding letters of credit do not bear interest. The Company is required to pay a commitment fee of 1/4 of 1% per annum on the unused portion of the Revolving Credit Facility.

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

        The Company's credit facilities contain various lending conditions and covenants including restrictions on permitted liens. In the case of the Revolving Credit Facility, these conditions and covenants include certain financial coverage calculations and ratios, including (i) indebtedness and outstanding letter of credit balance to tangible net worth; (ii) hard current assets to current liabilities; (iii) debt service coverage; (iv) indebtedness, outstanding letter of credit balance and net present value of operating leases to tangible net worth; (v) minimum tangible net worth; and (vi) minimum annual net profit. The manner of making these calculations and computing these ratios is defined by the provisions of the Fifth Amended and Restated Loan Agreement, as amended, which is part of the Revolving Credit Facility. The Company was in compliance with the covenants associated with its credit facilities as of and for the quarters ended September 25, 2004 and September 27, 2003 and as of and for the year ended December 27, 2003. As part of the amendment dated September 30, 2004, the minimum tangible net worth covenant was deleted. Modifications to lending conditions and covenants are effective for the calculations for the year ended December 25, 2004 and are not in effect for the third quarter of fiscal 2004.

I.     Deferred credits from landlords and other:

        Deferred credits from landlords and other consists primarily of step rent and allowances from landlords related to the Company's retail stores. Step rent represents the difference between actual operating lease payments due and operating lease expense, which is recorded by the Company on a straight-line basis over the term of the lease. This amount is recorded as a deferred credit in the early years of the lease, when cash payments are generally lower than straight-line rent expense, and reduced in the later years of the lease when payments begin to exceed the straight-line expense. Landlord allowances are generally comprised of amounts promised to the Company by landlords in the form of cash or rent abatements. These allowances are part of the negotiated terms of the lease. In situations where cash is to be received, the Company records a receivable for the full amount of the allowance when certain performance criteria articulated in the lease are met, typically when the store opens, and a liability is concurrently established. This deferred credit from landlords is amortized into income (through lower rent expense) over the term of the applicable lease and the receivable is reduced as amounts are received from the landlord. The liability for unamortized landlord allowances was $36,697,000, $31,046,000 and $34,363,000 at September 25, 2004, September 27, 2003 and December 27, 2003, respectively.

J.     Earnings (loss) per share:

        A reconciliation of the numerators and denominators of the basic and diluted EPS computations follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 25, 2004	September 27, 2003	September 25, 2004	September 27, 2003
Numerator:
Net income (loss)	$(2,608)	$(2,851)	$6,142	$4,015

Denominator (shares):
Basic weighted average shares outstanding	20,103	19,576	19,990	19,572
Assumed issuance of shares under stock option plans and employee stock purchase plan	—	—	560	497

Diluted weighted average shares outstanding	20,103	19,576	20,550	20,069

Earnings (loss) per share:
Basic	$(0.13)	$(0.15)	$0.31	$0.21
Diluted	$(0.13)	$(0.15)	$0.30	$0.20

        For the three months and nine months ended September 25, 2004, of the options then outstanding, options to purchase 3,212,037 and 1,220,500 shares of common stock, respectively, were excluded from the computation of diluted EPS on the basis that such options were antidilutive. For the three months and nine months ended September 27, 2003, of the options then outstanding, options to purchase 3,361,782 and 1,825,500 shares of common stock, respectively, were excluded from the computation of diluted EPS on the basis that such options were antidilutive.

        During the third quarter of fiscal 2004, options to purchase 74,000 shares of the Company's common stock were granted and options to purchase 1,000 shares of common stock were canceled. There were no options exercised during the third quarter of fiscal 2004. During the third quarter of fiscal 2003, options to purchase 1,000 shares of the Company's common stock were granted, options to purchase 3,612 shares of common stock were exercised and options to purchase 2,000 shares of common stock were canceled. The Company received $8,000 in cash from the exercise of stock options and did not record any related tax benefit during the third quarter of fiscal 2003.

        During the nine months ended September 25, 2004, options to purchase 429,500 shares of the Company's common stock were granted, options to purchase 408,558 shares of common stock were exercised and options to purchase 34,000 shares of common stock were canceled. The Company received $2,689,000 in cash from the exercise of stock options and recorded a related tax benefit of $1,159,000 during the nine months ended September 25, 2004. In addition, during the nine months ended September 25, 2004, the Company issued 36,262 shares of common stock under its employee stock purchase plan and received cash proceeds of approximately $392,000. During the nine months ended September 27, 2003, options to purchase 342,500 shares of the Company's common stock were granted, options to purchase 52,214 shares of common stock were exercised and options to purchase 13,000 shares of common stock were canceled. The Company received $106,000 in cash from the exercise of stock options and did not record any related tax benefit during the nine months ended September 27, 2003. In addition, during the nine months ended September 27, 2003, the Company issued 30,991 shares of common stock under its employee stock purchase plan and received cash proceeds of approximately $368,000.

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

        During the nine months ended September 25, 2004, the Company entered into leases for 17 retail stores and one outlet store, each having initial lease termination dates between 2015 and 2016. At September 25, 2004, the future minimum lease payments, excluding maintenance, insurance and real estate taxes, for operating leases having a remaining term in excess of one year at such date, including the 18 operating leases entered into during the nine months ended September 25, 2004, were as follows (in thousands):

For the remainder of fiscal 2004	$4,525
Fiscal 2005	28,617
Fiscal 2006	29,384
Fiscal 2007	29,806
Fiscal 2008	30,216
Thereafter	110,286

Total	$232,834

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

Legal proceedings and other contingencies

        In August 2003, a Complaint was served on The Birch Pond Group, Inc. (a subsidiary of The J. Jill Group, Inc.) in a civil action filed in the California Superior Court, Riverside County, against The Birch Pond Group, Inc. and certain fictitiously named and unknown defendants who allegedly are or were operating J. Jill stores within the State of California. This action, allegedly on behalf of a class of non-salaried store workers, alleges, among other things, violations of various provisions of the California Labor Code and related regulations regarding meal periods, rest periods and coerced patronage, and unfair competition. The Complaint seeks compensatory damages, additional wages, civil penalties, interest, attorney's fees and punitive damages in unspecified amounts, as well as restitution in an unspecified amount and injunctive relief. The Company intends to defend itself vigorously against these claims, and in September 2003, The Birch Pond Group, Inc. filed its answer to the Complaint, denying the plaintiffs' claims and setting forth various affirmative defenses. A hearing on the plaintiffs' motion for class certification is scheduled for December 10, 2004, and the parties have begun to explore the possibility of settlement. During the third quarter of fiscal 2004, in accordance with FASB issued Statement No. 5, "Accounting for Contingencies," the Company recorded an accrual related to this proceeding as a result of settlement discussions. The Company considers the amount accrued to be immaterial to the financial statements taken as a whole. No assurance can be given with respect to the ultimate outcome of this proceeding and the timing of the final resolution is also uncertain.

        In March 2004, the Company received a letter from a third party informing the Company of the third party's ownership of a number of patents and alleging that various aspects of the Company's website were covered by those patents. The letter offered to grant a patent license to the Company on commercially reasonable terms. The Company is currently in the process of analyzing the validity of the patents and their applicability to the Company's website. At this time the Company cannot predict whether or not it will be required to license these patents nor can the Company reasonably estimate a range of potential costs should it be required to do so.

        From time to time, the Company is party to various legal proceedings primarily arising in the ordinary course of business. Further, additional claims may be asserted in the future relative to events currently unknown to management.

L.    Segment information:

        The Company currently has two reportable business segments, retail and direct. Each segment is separately managed and utilizes distinct distribution, marketing and inventory management strategies. The retail segment markets merchandise through retail stores. The direct segment markets merchandise through catalogs and the Company's website. Segment reporting is intended to give financial statement users a view of the Company "through the eyes of management." The Company's internal management reporting is the basis for the information disclosed for its business segments. In accordance with GAAP, the Company's internally defined measure of segment profit or loss, segment contribution, is required to be disclosed, but it is not a GAAP measure. Information related to segment contribution should be read in conjunction with the reconciliation to "Operating income (loss)" as determined by GAAP.

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

        The Company evaluates segment profitability based on the contribution of each segment. Segment contribution represents each segment's net sales less direct costs related to the segment's operations. Direct costs for the retail and direct segments include merchandise acquisition and control costs and inventory markdowns. Direct costs also include retail store selling, occupancy, depreciation, inventory distribution and administrative costs for the retail segment and catalog costs, certain order processing costs, fulfillment costs and internet selling costs for the direct segment. Segment contribution less other and general and administrative expenses is equal to operating income (loss). Other represents unallocated shared-service costs such as merchandising, product development, sourcing, inventory control and distribution facility costs, as well as outlet store revenues and expenses. General and administrative expenses include corporate executive management costs, support service costs (e.g., shared information systems, finance and human resources) and corporate headquarters occupancy costs.

        Segment assets are those that are directly used in or identified with segment operations, including inventory, fixed assets, primarily related to store construction, accounts receivable and other operating assets. Unallocated assets include corporate cash and cash equivalents, marketable securities, the Company's corporate headquarters and distribution facility, corporate information systems, deferred tax amounts and other corporate assets.

        The accounting policies of the Company's segments are the same as those described in Note B to the financial statements contained in the Company's Annual Report on Form 10-K for fiscal 2003. Inter-segment balances and transactions have been eliminated.

        The following tables summarize financial information by segment and provide a reconciliation of segment contribution to operating income (loss) (in thousands):

	Three Months Ended		Nine Months Ended
	September 25, 2004	September 27, 2003	September 25, 2004	September 27, 2003
Net sales:
Retail	$51,368	$40,497	$166,725	$114,783
Direct	42,108	40,266	145,120	143,672
Other(1)	1,457	1,562	3,578	3,598

Total net sales	$94,933	$82,325	$315,423	$262,053

Reconciliation to operating income (loss):
Retail segment contribution	$278	$(1,924)	$13,107	$(659)
Direct segment contribution	8,050	7,486	35,943	36,671
Other(2)	(4,557)	(4,074)	(14,412)	(12,108)
General and administrative expenses	(8,108)	(6,234)	(23,719)	(16,555)

Operating income (loss)	$(4,337)	$(4,746)	$10,919	$7,349

(1)
Other represents outlet store net sales.

(2)
Other represents unallocated shared-service costs and outlet store revenues and expenses.

	Retail	Direct	Unallocated Assets	Total
Identifiable assets:
September 25, 2004	$127,618	$23,977	$120,872	$272,467
September 27, 2003	$121,771	$26,662	$101,145	$249,578
December 27, 2003	$118,042	$24,076	$111,852	$253,970

M.   Reclassifications:

        Certain segment information for fiscal 2003 has been reclassified to conform to current period presentation and management's current internal reporting structure.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        This Quarterly Report on Form 10-Q, including the following discussion, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, the words "projected," "anticipated," "planned," "expected" and similar expressions are intended to identify forward-looking statements. In particular, statements regarding future financial targets or trends are forward-looking statements. Forward-looking statements are not guarantees of our future financial performance, and undue reliance should not be placed on them. Our actual results, performance or achievements may differ significantly from the results discussed in or implied by the forward-looking statements. Factors that might cause such a difference include, but are not limited to, the following: significant changes in customer acceptance of our product offerings; the success or failure of our retail store initiative; our ability to effectively manage our operations and growth in a multi-channel environment; the success of our product development and merchandising initiatives; changes in consumer spending, fashion trends and consumer preferences; the customary risks of purchasing merchandise abroad, including longer lead times, higher initial purchase commitments and foreign currency fluctuations; timeliness of receipts of inventory from vendors; changes in competition in the apparel industry; the impact of the Sarbanes-Oxley Act of 2002, including the diversion of management attention and financial resources to comply with the legislation and the possible adverse effect of a determination by us or our independent auditors that we have material weaknesses in our internal controls; changes in, or the failure to comply with, federal and state tax and other government regulations; our ability to attract and retain qualified personnel; possible future increases in expenses and labor and employee benefit costs; business abilities and judgment of management; the existence or absence of brand awareness; the existence or absence of publicity, advertising and promotional efforts; the success or failure of operating initiatives; the mix of our sales between full price and liquidation merchandise; general political, economic and business conditions; and other factors. See also Item 1A, "Risk Factors," included in our Annual Report on Form 10-K for the fiscal year ended December 27, 2003 ("fiscal 2003"). We disclaim any intent or obligation to update any forward-looking statements.

Overview

        We are a multi-channel specialty retailer of women's apparel, including accessories and footwear. We market our products through retail stores, catalogs and our website jjill.com. We currently have two reportable business segments, retail and direct. Each segment is separately managed and utilizes distinct distribution, marketing and inventory management strategies. The retail segment markets merchandise through retail stores. The direct segment markets merchandise through catalogs and our website. For more information about our reportable business segments, please see Note L to the accompanying condensed consolidated financial statements.

        Net sales during the three months ended September 25, 2004 ("third quarter fiscal 2004") increased by 15.3% to $94.9 million from $82.3 million during the three months ended September 27, 2003 ("third quarter fiscal 2003"). We generated an operating loss during third quarter fiscal 2004 of $4.3 million compared to an operating loss of $4.7 million during third quarter fiscal 2003. The net loss during third quarter fiscal 2004 was $2.6 million, or $0.13 per share, compared to a net loss of $2.9 million, or $0.15 per share, during third quarter fiscal 2003.

        For the nine months ended September 25, 2004, net sales increased by 20.4% to $315.4 million from $262.1 million for the nine months ended September 27, 2003. Operating income for the nine months ended September 25, 2004 was $10.9 million, or 3.5% of net sales, compared to $7.3 million, or 2.8% of net sales, for the nine months ended September 27, 2003. Net income for the nine months ended September 25, 2004 was $6.1 million, or $0.30 per diluted share, compared to $4.0 million, or $0.20 per diluted share, for the nine months ended September 27, 2003.

        Third quarter fiscal 2004 was a challenging quarter for us. The positive customer reaction to our spring merchandise left us with unusually low levels of clearance inventory in our retail stores. This lack of clearance inventory combined with lower than expected sales of fall season full price merchandise in our direct segment and increased spending on certain retail selling expenses, our merchandising and product development initiative and our Sarbanes-Oxley compliance efforts resulted in disappointing financial results for the quarter. However, we have been encouraged by the strong customer response to our fall season full price merchandise offerings in our retail stores. Notably, net sales in our retail segment have improved as we transitioned from the traditional summer clearance months of July and August into the post-Labor Day fall full price environment. Additionally, at September 25, 2004 our comparable store full price inventory was up by approximately 12% over last year's levels and our comparable store clearance inventory was down by approximately 70% compared to last year. At this point we feel our retail inventory levels are sufficient to support the upcoming holiday season. In our direct segment, we experienced improved productivity as a result of a substantial decrease in page counts and an improvement in return rates. However, the performance of our catalogs throughout the fall season has been skewed toward promotionally priced items. We believe that the actions we are taking to improve our results in retail—opening stores, aligning our catalog drop dates with our retail floor sets, increasing the amount of novelty items in our merchandise assortments—may be negatively affecting the performance of our direct segment.

        As we have previously indicated, we consider fiscal 2004 to be a transitional year during which we are making significant investments to improve our merchandising and product development infrastructure. While we were fortunate to have had a very strong spring season, it is important to remember that we are still in transition—hiring and assimilating new people and implementing new systems and processes. Nevertheless, we are pleased with the consumers' response to our fall season full price merchandise in retail and believe it is an affirmation of our new direction in merchandising and product development. The changes we are making in product development and merchandising are critical, and we expect them to result in merchandise assortments that are better in quality and fit, more focused and easier to shop. However, there can be no assurance that these initiatives will improve merchandise offerings or result in increased sales or profitability.

Results of Operations

        The following table presents our condensed consolidated statements of operations expressed as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	September 25, 2004	September 27, 2003	September 25, 2004	September 27, 2003
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products and merchandising	68.2	70.4	64.3	67.0

Gross margin	31.8	29.6	35.7	33.0
Selling, general and administrative expenses	36.4	35.4	32.2	30.2

Operating income (loss)	(4.6)	(5.8)	3.5	2.8
Interest, net	0.1	0.2	0.1	0.2

Income (loss) before taxes	(4.7)	(6.0)	3.4	2.6
Income tax provision (benefit)	(1.9)	(2.5)	1.4	1.1

Net income (loss)	(2.8)%	(3.5)%	2.0%	1.5%

        The following table presents certain selected operating data:

	Three Months Ended		Nine Months Ended
	September 25, 2004	September 27, 2003	September 25, 2004	September 27, 2003
Retail: (1)
Stores open:
Beginning of period	130	96	122	88
End of period	134	111	134	111
Weighted average stores open (2)	132	101	127	94
Weighted average square footage (3)	597,100	478,800	577,800	448,600
Comparable store sales (4)	4.7%	n/a	15.1%	n/a
Direct:
Circulation (5)
Catalogs (in thousands)	17,400	17,500	52,800	52,600
Square inches (in millions)	99,600	127,800	322,500	358,500
Other:
Total 12-month buyers (6)	1,625,000	n/a	1,625,000	n/a
J. Jill credit card holders	676,000	527,000	676,000	527,000
E-mail addresses	1,146,000	808,000	1,146,000	808,000
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

(4)
Comparable store sales, a retail operating statistic, is calculated for retail stores that have been open for at least one full fiscal year. Retail stores that have been materially expanded or renovated are not considered in the comparable store sales calculation until they have been in operation as an expanded or renovated store for at least one full fiscal year. The calculation of comparable store sales excludes certain amounts included in the calculation of net sales, such as accruals for returns allowances and certain other items. Before the first quarter of fiscal 2004 we did not disclose comparable store sales, as we did not believe that we had a significant retail store base. Accordingly, no comparable store sales percentage is reported in the table above for the three and nine months ended September 27, 2003.

(5)
In order to more closely match net sales to circulation, we calculate circulation on a percentage of completion basis. Catalog circulation takes into account the total number of catalogs mailed during all periods and our estimate of the expected sales life of each catalog edition. Square inches circulated also takes into account the page count and page size of the catalogs circulated during the period. Catalog circulation and square inches circulated statistics do not include catalogs mailed to retail-only customers.

(6)
The term "Total 12-month buyers" represents customers identified by our new multi-channel database as having placed a catalog, internet or intranet order with us or made a retail store purchase from us within the previous 12 months. We currently capture customer information on roughly 50% to 70% of our retail store customers and, accordingly, we believe this buyer count is somewhat understated. In previous periods, the 12-month buyer statistic generally did not include retail store customers. For the three and nine months ended September 25, 2004 and September 27, 2003, the 12-month buyer counts as historically presented were 971,000 and 1,057,000 respectively.

        The following table summarizes net sales by segment (in thousands):

	Three Months Ended		Nine Months Ended
	September 25, 2004	September 27, 2003	September 25, 2004	September 27, 2003
Retail	$51,368	$40,497	$166,725	$114,783
Direct	42,108	40,266	145,120	143,672
Other (1)	1,457	1,562	3,578	3,598

Total net sales	$94,933	$82,325	$315,423	$262,053

(1)
Other represents outlet store net sales.

Comparison of the Three Months Ended September 25, 2004 with the Three Months Ended September 27, 2003

        Net sales increased by $12.6 million, or 15.3%, to $94.9 million during third quarter fiscal 2004 from $82.3 million during third quarter fiscal 2003 primarily as a result of increased store count and higher sales productivity, particularly in our direct segment. Retail segment net sales increased by $10.9 million, or 26.8%, during third quarter fiscal 2004. This increase is attributable to a 24.7% increase in the weighted average square footage of retail stores open during the quarter and a 1.7% increase in retail segment sales productivity, as measured by net sales per weighted average square foot. During third quarter fiscal 2004, we opened four retail stores and ended the quarter with 134 retail stores. Comparable store sales for stores open at least one full fiscal year increased by 4.7% during third quarter fiscal 2004. Direct segment net sales increased by $1.8 million, or 4.6%, during third quarter fiscal 2004. This increase is attributable to a 22.1% decrease in square inches circulated being more than offset by a 34.2% increase in direct segment sales productivity, as measured by net sales per 1,000 square inches circulated. The increase in direct segment sales productivity is primarily attributable to planned page count reductions and lower customer return rates. Internet net sales represented 43.2% of total direct segment net sales during third quarter fiscal 2004 compared to 35.3% during third quarter fiscal 2003.

        Gross margin represents net sales less cost of products and merchandising. Cost of products and merchandising consists primarily of product costs (e.g., product development, sourcing, merchandising, inventory control and inventory acquisition costs and inventory markdowns) and operating costs (e.g., occupancy and depreciation costs for our retail stores, order processing costs and distribution facility costs). During third quarter fiscal 2004, gross margin increased by $5.8 million, or 24.0%, to $30.2 million from $24.4 million during third quarter fiscal 2003. As a percentage of net sales, gross margin increased to 31.8% during third quarter fiscal 2004 from 29.6% during third quarter fiscal 2003. The 2.2 percentage point increase in gross margin as a percentage of net sales was attributable to a 1.6 percentage point decrease in product costs and a 0.6 percentage point decrease in operating costs, both as a percentage of net sales. Product costs as a percentage of net sales decreased primarily as a result of a shift in the mix of sales toward full price, particularly in our retail segment, and lower inventory markdowns in our retail segment associated with fewer prior season overstocks. These factors were partially offset by lower gross margins in our direct segment and increased spending on our merchandising and product development infrastructure. Operating costs as a percentage of net sales decreased primarily as a result of the leveraging of certain fixed operating costs over higher net sales.

        Selling, general and administrative expenses consist primarily of retail store selling costs, costs to produce, print and distribute catalogs, as well as website and corporate administrative costs. During third quarter fiscal 2004, selling, general and administrative expenses increased by $5.4 million, or 18.7%, to $34.6 million from $29.1 million during third quarter fiscal 2003. As a percentage of net sales, selling, general and administrative expenses increased to 36.4% during third quarter fiscal 2004 from 35.4% during third quarter fiscal 2003. The 1.0 percentage point increase in selling, general and administrative expenses as a percentage of net sales was attributable to a 0.1 percentage point increase in selling expenses and a 0.9 percentage point increase in general and administrative expenses, both as a percentage of net sales. Selling expenses as a percentage of net sales increased primarily as a result of increased retail selling expenses as a percentage of net sales (e.g., payroll expenses and advertising and in-store visual costs, including costs associated with catalogs mailed to retail-only customers) partially offset by the leveraging of lower catalog costs in our direct segment over higher net sales. General and administrative expenses as a percentage of net sales increased primarily as a result of increased spending on professional fees and employee related costs, together representing a $1.2 million year-over-year increase in expenses.

        Interest income increased to $152,000 during third quarter fiscal 2004 from $110,000 during third quarter fiscal 2003. Interest expense decreased to $249,000 during third quarter fiscal 2004 from $293,000 during third quarter fiscal 2003.

Comparison of the Nine Months Ended September 25, 2004 with the Nine Months Ended September 27, 2003

        Net sales increased by $53.4 million, or 20.4%, to $315.4 million during the nine months ended September 25, 2004 from $262.1 million during the nine months ended September 27, 2003 primarily as a result of increased store count and higher sales productivity in both segments. Retail segment net sales increased by $51.9 million, or 45.3%, during the nine months ended September 25, 2004. This increase is attributable to a 28.8% increase in the weighted average square footage of retail stores open during the nine months and a 12.8% increase in retail segment sales productivity. During the nine months ended September 25, 2004, we opened 12 retail stores. Comparable store sales for stores open at least one full fiscal year increased by 15.1% during the nine months ended September 25, 2004. Direct segment net sales increased by $1.4 million, or 1.0%, during the nine months ended September 25, 2004. This increase is attributable to a 10.0% decrease in square inches circulated being more than offset by a 12.3% increase in direct segment sales productivity. The increases in the sales productivity of the retail and direct segments during the nine months ended September 25, 2004 are primarily attributable to the positive customer reaction to our spring merchandise. In addition, direct segment sales productivity was also positively affected by planned page count reductions and lower customer return rates. Internet net sales represented 40.9% of total direct segment net sales during the nine months ended September 25, 2004 compared to 34.7% during the nine months ended September 27, 2003.

        During the nine months ended September 25, 2004, gross margin increased by $25.9 million, or 30.0%, to $112.5 million from $86.5 million during the nine months ended September 27, 2003. As a percentage of net sales, gross margin increased to 35.7% during the nine months ended September 25, 2004 from 33.0% during the nine months ended September 27, 2003. The 2.7 percentage point increase in gross margin as a percentage of net sales was attributable to a 1.4 percentage point decrease in product costs and a 1.3 percentage point decrease in operating costs, both as a percentage of net sales. Product costs as a percentage of net sales decreased primarily as a result of lower inventory markdowns in both segments associated with fewer prior season overstocks and a shift in the mix of sales toward full price, particularly in our retail segment. These factors were partially offset by increased spending on our merchandising and product development infrastructure. Operating costs as a percentage of net sales decreased primarily as a result of the leveraging of certain fixed operating costs over higher net sales.

        During the nine months ended September 25, 2004, selling, general and administrative expenses increased by $22.4 million, or 28.2%, to $101.5 million from $79.2 million during the nine months ended September 27, 2003. As a percentage of net sales, selling, general and administrative expenses increased to 32.2% during the nine months ended September 25, 2004 from 30.2% during the nine months ended September 27, 2003. The 2.0 percentage point increase in selling, general and administrative expenses as a percentage of net sales was attributable to a 0.8 percentage point increase in selling expenses and a 1.2 percentage point increase in general and administrative expenses, both as a percentage of net sales. Selling expenses as a percentage of net sales increased primarily as a result of increased retail selling expenses as a percentage of net sales (e.g., payroll expenses and advertising and in-store visual costs, including costs associated with catalogs mailed to retail-only customers) partially offset by the leveraging of lower catalog costs in our direct segment over higher net sales. General and administrative expenses as a percentage of net sales increased primarily as a result of increased spending on professional fees, spring season performance bonuses and employee related costs, together representing a $5.1 million year-over-year increase in expenses.

        Interest income increased to $460,000 during the nine months ended September 25, 2004 from $366,000 during the nine months ended September 27, 2003. Interest expense decreased to $795,000 during the nine months ended September 25, 2004 from $912,000 during the nine months ended September 27, 2003.

Income Taxes

        We provide for income taxes at an effective tax rate that includes the full federal and state statutory tax rates. Our effective tax rate was 41.2% during third quarter fiscal 2004 and 42.0% during the nine months ended September 25, 2004, compared to 42.2% and 41.0% during third quarter fiscal 2003 and the nine months ended September 27, 2003, respectively. Our effective tax rate continues to be negatively affected as a result of conducting business in states with higher tax rates. In addition, our effective tax rate for third quarter fiscal 2003 includes the impact of the reversal of a valuation allowance. As a result, we recorded a benefit for taxes that was lower as a percentage of pretax income in third quarter fiscal 2004 than it was in third quarter fiscal 2003 and we had a higher effective tax rate for the nine months ended September 25, 2004 as compared to the nine months ended September 27, 2003.

Segment Analysis

        We currently have two reportable business segments, retail and direct. Segment reporting is intended to give financial statement users a view of our business "through the eyes of management." Our internal management reporting is the basis for the information disclosed for our business segments. In accordance with Generally Accepted Accounting Principles ("GAAP"), our internally defined measure of segment profit or loss, segment contribution, is required to be disclosed, but it is not a GAAP measure. Information related to segment contribution should be read in conjunction with the reconciliation to "Operating income (loss)" as determined by GAAP.

        During the first quarter of fiscal 2004, we changed our segment reporting as a result of changes in the way management views the business. Outlet store revenues and expenses and inventory control costs, previously included in the retail and direct segments, have been reclassified to other. Additionally, we now include certain previously unallocated costs in the retail and direct segments, including certain sales allowances and order fulfillment costs. Net sales and segment contribution information for fiscal 2003 have been reclassified to conform to current period presentation.

        We evaluate segment profitability based on the contribution of each segment. Segment contribution represents each segment's net sales less direct costs related to the segment's operations. Direct costs for the retail and direct segments include merchandise acquisition and control costs and inventory markdowns. Direct costs also include retail store selling, occupancy, depreciation, inventory distribution and administrative costs for the retail segment and catalog costs, certain order processing costs, fulfillment costs and internet selling costs for the direct segment. Segment contribution less other and general and administrative expenses is equal to operating income (loss). Other represents unallocated shared-service costs such as merchandising, product development, sourcing, inventory control and distribution facility costs, as well as outlet store revenues and expenses. General and administrative expenses include corporate executive management costs, support service costs (e.g., shared information systems, finance and human resources) and corporate headquarters occupancy costs.

        The accounting policies of our segments are the same as those described in Note B to the financial statements contained in our Annual Report on Form 10-K for fiscal 2003. Inter-segment balances and transactions have been eliminated.

        The following table provides a reconciliation of segment contribution to operating income (loss) (in thousands):

	Three Months Ended		Nine Months Ended
	September 25, 2004	September 27, 2003	September 25, 2004	September 27, 2003
Retail segment contribution	$278	$(1,924)	$13,107	$(659)
Direct segment contribution	8,050	7,486	35,943	36,671
Other (1)	(4,557)	(4,074)	(14,412)	(12,108)
General and administrative expenses	(8,108)	(6,234)	(23,719)	(16,555)

Operating income (loss)	$(4,337)	$(4,746)	$10,919	$7,349

(1)
Other represents unallocated shared-service costs and outlet store revenues and expenses.

Segment Comparison of the Three Months Ended September 25, 2004 with the Three Months Ended September 27, 2003

  Retail segment contribution

        The retail segment's third quarter fiscal 2004 contribution increased by $2.2 million to $278,000 as compared to a deficit of $1.9 million during third quarter fiscal 2003. As a percentage of segment net sales, segment contribution was 0.5% during third quarter fiscal 2004 as compared to a segment deficit of 4.8% during third quarter fiscal 2003. The 5.3 percentage point change in segment contribution as a percentage of net sales was primarily attributable to a 7.7 percentage point decrease in product costs and a 0.8 percentage point decrease in operating costs partially offset by a 3.2 percentage point increase in selling expenses, all as a percentage of net sales. Segment product costs as a percentage of net sales decreased primarily as a result of a shift in the mix of sales toward full price and lower inventory markdowns associated with fewer prior season overstocks. Segment operating costs as a percentage of net sales decreased primarily as a result of the leveraging of occupancy and depreciation costs over higher net sales. Segment selling expenses as a percentage of net sales increased primarily as a result of higher advertising, including costs associated with catalogs mailed to retail-only customers, and in-store visual costs partially offset by lower pre-opening expenses.

  Direct segment contribution

        The direct segment's third quarter fiscal 2004 contribution increased by $564,000, or 7.5%, to $8.1 million from $7.5 million during third quarter fiscal 2003. As a percentage of segment net sales, segment contribution increased to 19.1% during third quarter fiscal 2004 from 18.6% during third quarter fiscal 2003. The 0.5 percentage point increase in segment contribution as a percentage of net sales was primarily attributable to a 3.3 percentage point increase in product costs and a 0.2 percentage point increase in operating costs being more than offset by a 4.0 percentage point decrease in selling expenses, all as a percentage of net sales. Segment product costs as a percentage of net sales increased primarily as a result of deeper discounting of our off price offerings, increased sales of our promotionally priced merchandise and higher inventory markdowns associated with liquidating current season overstocks. Segment selling expenses as a percentage of net sales decreased primarily as a result of the leveraging of lower catalog costs over higher sales. Catalog costs were lower during third quarter fiscal 2004 as compared to third quarter fiscal 2003 primarily as a result of planned reductions in page counts.

  Other

        Other net expenses increased by $483,000, or 11.9%, to $4.6 million during third quarter fiscal 2004 from $4.1 million during third quarter fiscal 2003 primarily as a result of increased spending in merchandising and product development partially offset by lower distribution facility costs and depreciation expense.

  General and administrative expenses

        General and administrative expenses increased by $1.9 million, or 30.1%, to $8.1 million during third quarter fiscal 2004 from $6.2 million during third quarter fiscal 2003. Please see our discussion of general and administrative expenses under the heading "Comparison of the Three Months Ended September 25, 2004 with the Three Months Ended September 27, 2003" above.

Segment Comparison of the Nine Months Ended September 25, 2004 with the Nine Months Ended September 27, 2003

  Retail segment contribution

        The retail segment's contribution during the nine months ended September 25, 2004, increased by $13.8 million to $13.1 million as compared to a deficit of $659,000 during the nine months ended September 27, 2003. As a percentage of segment net sales, segment contribution was 7.9% during the nine months ended September 25, 2004 as compared to a segment deficit of 0.6% during the nine months ended September 27, 2003. The 8.5 percentage point change in segment contribution as a percentage of net sales was primarily attributable to a 5.9 percentage point decrease in product costs and a 3.3 percentage point decrease in operating costs partially offset by a 0.7 percentage point increase in selling expenses, all as a percentage of net sales. Segment product costs as a percentage of net sales decreased primarily as a result of a shift in the mix of sales toward full price and lower inventory markdowns associated with fewer prior season overstocks. Segment operating costs as a percentage of net sales decreased primarily as a result of the leveraging of occupancy and depreciation costs over higher net sales. Segment selling expenses as a percentage of net sales increased primarily as a result of higher advertising, including costs associated with catalogs mailed to retail-only customers, and in-store visual costs partially offset by lower pre-opening expenses.

  Direct segment contribution

        The direct segment's contribution during the nine months ended September 25, 2004, decreased by $728,000, or 2.0%, to $35.9 million from $36.7 million during the nine months ended September 27, 2003. As a percentage of segment net sales, segment contribution decreased to 24.8% during the nine months ended September 25, 2004 from 25.5% during the nine months ended September 27, 2003. The 0.7 percentage point decrease in segment contribution as a percentage of net sales was attributable to a 0.4 percentage point increase in product costs and a 0.6 percentage point increase in operating costs partially offset by a 0.3 percentage point decrease in selling expenses, all as a percentage of net sales. Segment product costs as a percentage of net sales increased primarily as a result of increased promotional activity associated with our customer loyalty program partially offset by lower inventory markdowns associated with the fewer prior season overstocks. Segment operating costs as a percentage of net sales increased primarily as a result of higher order processing costs (e.g., shipping and fulfillment expenses). Segment selling expenses as a percentage of net sales decreased primarily as a result of the leveraging of lower catalog costs over higher net sales partially offset by increased internet marketing expense.

  Other

        Other net expenses increased by $2.3 million, or 19.0%, to $14.4 million during the nine months ended September 25, 2004 from $12.1 million during the nine months ended September 27, 2003 primarily as a result of $3.6 million of incremental expenditures on our merchandising and product development organization partially offset by $1.2 million in lower depreciation expense and distribution facility costs.

  General and administrative expenses

        General and administrative expenses increased by $7.2 million, or 43.3%, to $23.7 million for the nine months ended September 25, 2004 from $16.6 million during the nine months ended September 27, 2003. Please see our discussion of general and administrative expenses under the heading "Comparison of the Nine Months Ended September 25, 2004 with the Nine Months Ended September 27, 2003" above.

Seasonality and Quarterly Fluctuations

        We expect there to be fluctuations in our net sales from quarter to quarter, with the highest net sales coming in the second and fourth quarters of our fiscal year and the lowest in the first and third quarters. As our retail store sales become a greater portion of our overall business, we anticipate that our business will become more seasonal. Our retail store rollout plan is expected to materially impact year-over-year comparisons of our net sales. Also, January is included in our first fiscal quarter, but is included in the fourth fiscal quarter for many other retailers. Because January is a month that traditionally involves significant promotional pricing, this difference needs to be taken into account when making comparisons of our financial performance for interim periods with that of other retailers.

Liquidity and Capital Resources

        Our principal working capital needs arise from the need to support costs incurred in advance of revenue generation primarily inventory acquisition, catalog development, production and mailing costs and investments in our merchandising and product development infrastructure. We have two selling seasons that correspond to the fashion seasons. The spring season begins in January and ends in July. The fall season begins in July and ends in January. Our capital investment needs arise from initiatives intended to support our growth, including the retail store rollout and improvements to our physical and operating infrastructure. During the nine months ended September 25, 2004, we funded our working capital and capital investment needs with cash generated from operations and cash on hand.

        Cash and cash equivalents ("cash") decreased by $8.2 million during the nine months ended September 25, 2004. Approximately $21.6 million in cash was generated from operations, $17.0 million was invested in property and equipment, primarily related to our retail store rollout, $13.3 million was invested in marketable securities and $3.1 million was received from stock transactions primarily from the exercise of stock options. During the nine months ended September 25, 2004, net income before depreciation and amortization and lower accounts receivable were the primary sources of cash from operations. The primary use of cash from operations related to increases in inventory.

        Cash increased by $3.2 million during the nine months ended September 27, 2003. Approximately $29.3 million in cash was generated from operations and $24.2 million was invested in property and equipment primarily related to our retail store rollout. During the nine months ended September 27, 2003, net income before depreciation and amortization, lower accounts receivable, higher payable balances and additional deferred credits from landlords were the primary sources of cash from operations. The primary use of cash from operations related to increases in inventory.

        During third quarter fiscal 2004, we invested some of our cash in marketable securities. We intend to maintain a liquid portfolio. At September 25, 2004, the aggregate fair value of our marketable securities was $13.3 million and consisted of municipal debt securities. We did not hold any marketable securities at September 27, 2003 or December 27, 2003.

        Accounts receivable balances at September 25, 2004 were 29.4%, or $2.6 million, higher than at September 27, 2003 primarily as a result of an increase in receivables associated with our deferred billing program partially offset by a decrease in landlord allowance receivables. Our deferred billing programs provide our customers with the option of deferring payment for their purchases. The deferral period is generally 60 to 90 days. For deferred billing offered on our private label credit card, we typically receive cash from the sale within four business days from the date of purchase. For deferred billing offered on major credit cards, we receive cash after the deferral period expires, net of any returns or adjustments processed during the deferral period. At September 25, 2004, September 27, 2003 and December 27, 2003, there were $5.1 million, $398,000 and $7.8 million, respectively, of trade receivables related to our deferred billing program. Accounts receivable balances at September 25, 2004 were 38.8%, or $7.2 million, lower than at December 27, 2003 primarily as a result of a decrease in landlord allowance receivables and a decrease in receivables associated with our deferred billing program.

        Other current asset balances at September 25, 2004 were 76.8%, or $4.6 million, higher than at September 27, 2003 and 57.9%, or $3.9 million, higher than at December 27, 2003 primarily as a result of an increase in prepaid income taxes.

        Inventory at September 25, 2004 was 14.5%, or $6.4 million, lower than at September 27, 2003. Inventory was lower than the prior year primarily as a result of lower amounts of prior season merchandise on hand in our retail segment and the timing of current season merchandise receipts in our direct segment. Inventory per store in our retail segment was 21.2% lower at September 25, 2004 than at September 27, 2003 primarily as a result of lower levels of prior season inventory. Retail inventory levels were unusually low throughout third quarter fiscal 2004. These lower inventory levels were partially offset by inventory associated with 23 new retail stores opened since September 27, 2003. Inventory at September 25, 2004 was 33.8%, or $9.5 million, higher than at December 27, 2003 primarily as a result of fall season inventory received in preparation for the holidays and inventory associated with 12 new retail stores opened since December 27, 2003.

        A summary of our inventory balances follows (in thousands):

	September 25, 2004	September 27, 2003	December 27, 2003
Retail	$23,241	$24,416	$15,877
Direct	13,824	18,968	11,657
Other (1)	562	602	597

Total	$37,627	$43,986	$28,131

(1)
Other consists of inventory related to outlet stores.

        Accounts payable balances at September 25, 2004 were 10.8%, or $2.3 million, lower than at September 27, 2003 primarily as a result of lower amounts payable for retail store expenses and rollout costs. Accounts payable balances at September 25, 2004 were 28.3%, or $4.2 million, higher than at December 27, 2003 primarily as a result of increased inventory payables partially offset by lower retail store expense payables.

        Accrued expense balances at September 25, 2004 were 14.9%, or $3.2 million, higher than at September 27, 2003 primarily as a result of increased accrued amounts for insurance, gift certificates, deferred compensation and professional fees partially offset by lower accrued amounts for our retail store rollout. Accrued expenses at September 25, 2004 were 8.1%, or $1.9 million, higher than at December 27, 2003 primarily as a result of increased accrued amounts for our retail store rollout, insurance, professional fees and deferred compensation partially offset by lower amounts accrued for customer refunds and gift certificates.

        Deferred credits from landlords and other at September 25, 2004 were 21.7%, or $7.2 million, higher than at September 27, 2003 and 7.9%, or $3.0 million higher than at December 27, 2003 primarily as a result of opening additional retail stores. Deferred credits from landlords and other consists primarily of step rent and allowances from landlords related to our retail stores. Step rent represents the difference between actual operating lease payments due and operating lease expense, which is recorded by us on a straight-line basis over the term of the lease. This amount is recorded as a deferred credit in the early years of the lease, when cash payments are generally lower than straight-line rent expense, and reduced in the later years of the lease when payments begin to exceed the straight-line expense. Landlord allowances are generally comprised of amounts promised to us by landlords in the form of cash or rent abatements. These allowances are part of the negotiated terms of the lease. In situations where cash is to be received, we record a receivable for the full amount of the allowance when certain performance criteria articulated in the lease are met, typically when the store opens, and a liability is concurrently established. This deferred credit from landlords is amortized into income (through lower rent expense) over the term of the applicable lease and the receivable is reduced as amounts are received from the landlord. The liability for unamortized landlord allowances was $36.7 million, $31.0 million and $34.4 million at September 25, 2004, September 27, 2003 and December 27, 2003, respectively.

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

        At September 25, 2004, we had 134 retail stores and five outlet stores open. We currently expect to open an additional 16 retail stores during the remainder of 2004 bringing our total 2004 openings to 28. With our front-end merchandising and product development foundation established and taking into account our strong balance sheet and the increasingly competitive landscape within our target demographic, we plan to accelerate our new store openings to 40 stores in 2005. The cash requirements related to our retail store initiative are significant and are primarily comprised of leasehold improvements, net of landlord allowances, and initial inventory acquisition costs. Construction commitments are typically made one to six months in advance of a new retail store opening. The initial net cash requirements for opening a new retail store are currently estimated at an average of approximately $500,000 per store.

        The following table summarizes the cash requirements related to our outstanding future minimum lease payments for operating leases having a remaining term in excess of one year and our outstanding long-term debt at September 25, 2004 (in thousands):

	Payments Due By Period (1)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations (2)	$232,834	$4,525	$58,001	$60,022	$110,286
Long-term debt obligations (3)	12,672	436	2,841	959	8,436

Total	$245,506	$4,961	$60,842	$60,981	$118,722

(1)
All payment periods are measured from the end of our last fiscal year. The amount set forth in the "Less than 1 Year" column represents amounts to be paid for the remainder of fiscal 2004, the "1-3 Years" column represents amounts to be paid in fiscal 2005 and fiscal 2006, the "3-5 Years" column represents amounts to be paid in fiscal 2007 and fiscal 2008 and the "More than 5 Years" column represents amounts to be paid after fiscal 2008.

(2)
See Note K to the accompanying condensed consolidated financial statements.

(3)
Does not include interest payments. See Note E to the consolidated financial statements in our Form 10-K for fiscal 2003 for our gross interest expense for the last three fiscal years. Also see Note H to the accompanying condensed consolidated financial statements for a summary of our long-term debt as of September 25, 2004, September 27, 2003 and December 27, 2003. The weighted average interest rate for amounts outstanding under our credit facilities was 6.86% per annum for third quarter fiscal 2004 and 6.81% per annum for the nine months ended September 25, 2004. Cash paid for interest during the nine months ended September 25, 2004 was $688,000. Future fixed interest payments related to our outstanding real estate and equipment loans outstanding at September 25, 2004 are $216,000 due in less than 1 year, $1.5 million due in 1 to 3 years, $1.3 million due in 3 to 5 years and $205,000 due in more than 5 years.

        At September 25, 2004, the maximum amount of future minimum lease payments for operating leases in any year was $30.4 million in 2009.

        Our credit facilities at September 25, 2004 consisted of (i) a $60.0 million revolving credit facility (the "Revolving Credit Facility"); (ii) a $12.0 million real estate loan (the "Tilton Facility Loan"); and (iii) a $4.1 million equipment loan (the "Equipment Loan").

        On September 30, 2004, we amended the Revolving Credit Facility primarily to extend its term and modify or delete certain lending conditions and covenants. The maturity date of the Revolving Credit Facility, as amended, is June 1, 2006. The total amount available under the Revolving Credit Facility is $60.0 million and is reduced by outstanding borrowings and outstanding letters of credit. Outstanding borrowings may not exceed $20.0 million. Letters of credit are primarily used to procure inventory from foreign vendors. The Revolving Credit Facility is collateralized by substantially all of our personal property, both tangible and intangible. Outstanding borrowings bear interest at an annual rate equal to the prime lending rate announced by one of the participating banks or the LIBOR lending rate plus 1.75% per annum. At September 25, 2004, the Revolving Credit Facility bore interest at 4.75% per annum. There were no outstanding borrowings on the Revolving Credit Facility at September 25, 2004, September 27, 2003 or December 27, 2003. Outstanding letters of credit totaled $33.6 million, $26.6 million and $25.5 million at September 25, 2004, September 27, 2003 and December 27, 2003, respectively. Availability under the Revolving Credit Facility at September 25, 2004, September 27, 2003 and December 27, 2003 was $26.4 million, $33.4 million and $34.5 million, respectively, subject in each case to the borrowing cap. Outstanding letters of credit do not bear interest. We are required to pay a commitment fee of 1/4 of 1% per annum on the unused portion of the Revolving Credit Facility.

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

        The cash requirements related to our merchandising and product development infrastructure improvements are significant and are primarily comprised of costs associated with increasing the depth and breadth of the organization through hiring new personnel and upgrading our systems and processes. These costs, other than capital expenditures, are captured in the accompanying condensed consolidated financial statements in cost of products and merchandising for salaries and benefits related to headcount additions and general and administrative expenses for relocation, recruiting and other corporate overhead costs. We planned to spend approximately $6.0 million to $7.0 million on this initiative during 2004. We currently estimate that we will spend approximately $4.9 million to $5.7 million this year on this initiative, of which we are estimating approximately $600,000 to $1.2 million will be spent in the fourth quarter. Our 2004 estimate is comprised of approximately $4.4 million to $5.0 million in incremental expenses over last year and approximately $500,000 to $700,000 in capital expenditures. This estimate is for 2004 only and does not include any future investments to be made beyond 2004. With respect to 2005, we currently expect to continue to make significant investments in this area. In addition to the recurring costs associated with new hires added and processes implemented in 2004, we expect to add more new hires and spend more on systems and process improvements in this area in 2005. While we anticipate the additional investments in this area to be significant in 2005, we are unable to quantify the amount at this time. There can be no assurance that these expenditures will result in improved sales or profitability in the future.

        Our sources of cash include cash on hand, our investments in marketable securities, available borrowing capacity under our Revolving Credit Facility of $20.0 million as of September 25, 2004 and anticipated cash flow from operations. Our principal uses of cash include cash required to support current operations as well as investments in infrastructure and our retail store rollout. Based on current operating conditions, we believe we have sufficient sources of cash to execute our operating plans and fund our planned infrastructure investments, capital expenditures and commitments for the foreseeable future. Should current operating conditions deteriorate, we believe we have some flexibility to adjust our mid-to-long-term operating plans, including our retail store rollout and our circulation strategies. In addition, we also have unused borrowing capacity under our Revolving Credit Facility.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

        Our objective in managing our long-term exposure to interest rate changes and foreign currency rate changes is to limit the material impact of the changes on cash flows and earnings and to lower our overall borrowing costs. To achieve our objectives, we periodically identify these risks and manage them through our regular operating and financing activities. These activities include periodic refinancing of debt obligations to increase availability while minimizing financing costs, considering fixed and variable rate debt positions and periodic review of the return on investment of our marketable securities portfolio. Marketable securities investments are subject to interest rate risk and, as a result, changes in interest rates may affect our operating results. We invest in highly liquid, interest bearing instruments, primarily municipal debt securities. We do not currently use derivative financial instruments. We have calculated the effect of a 10% change in interest rates over a month for both our debt obligations and our marketable securities investments and determined the effect to be immaterial. We do not foresee or expect any significant changes in the management of foreign currency or interest rate exposures or in the strategies we employ to manage such exposures in the near future.

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

Item 4. Controls and Procedures

        We carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of September 25, 2004. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of September 25, 2004 our disclosure controls and procedures were effective in timely alerting them to material information required to be included in our reports filed or submitted under the Securities Exchange Act of 1934. No change in our internal control over financial reporting occurred during third quarter fiscal 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

        In August 2003, a Complaint was served on The Birch Pond Group, Inc. (a subsidiary of The J. Jill Group, Inc.) in a civil action filed in the California Superior Court, Riverside County, against The Birch Pond Group, Inc. and certain fictitiously named and unknown defendants who allegedly are or were operating J. Jill stores within the State of California. This action, allegedly on behalf of a class of non-salaried store workers, alleges, among other things, violations of various provisions of the California Labor Code and related regulations regarding meal periods, rest periods and coerced patronage, and unfair competition. The Complaint seeks compensatory damages, additional wages, civil penalties, interest, attorney's fees and punitive damages in unspecified amounts, as well as restitution in an unspecified amount and injunctive relief. We intend to defend ourselves vigorously against these claims, and in September 2003, The Birch Pond Group, Inc. filed its answer to the Complaint, denying the plaintiffs' claims and setting forth various affirmative defenses. A hearing on the plaintiffs' motion for class certification is scheduled for December 10, 2004, and the parties have begun to explore the possibility of settlement.

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
  (b)
  Reports on Form 8-K

    On August 3, 2004, we filed a report on Form 8-K to report the issuance of a press release commenting on our financial results for the second quarter of fiscal 2004.

    On September 22, 2004, we filed a report on Form 8-K to report the adoption of our 2004 Fall Season Special Bonus Plan, to report the amendment of our Deferred Compensation Plan and related Trust Agreement, and to report the Board of Directors' election of James G. Held as a Class C Director.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE J. JILL GROUP, INC.
Dated: November 4, 2004	By:	/s/ OLGA L. CONLEY Olga L. Conley Authorized Officer Executive Vice President/ Chief Financial Officer and Treasurer (Principal Financial Officer)
Dated: November 4, 2004	By:	/s/ LINDA L. TRUDEL Linda L. Trudel Authorized Officer Vice President/Corporate Controller (Principal Accounting Officer)

THE J. JILL GROUP, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 25, 2004
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
PART I—FINANCIAL INFORMATION
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