Form 10-K
period 2004-12-25
J JILL GROUP INC
filed 2005-03-10
CIK 910721

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 25, 2004
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-22480

The J. Jill Group, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	04-2973769 (I.R.S. Employer Identification No.)
4 Batterymarch Park, Quincy, MA (Address of Principal Executive Offices)	02169 (Zip Code)

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

        At June 26, 2004, the aggregate market value of common stock held by non-affiliates of the Registrant was $475,233,967 based on the closing price ($24.44 per share) for the common stock as reported on The NASDAQ Stock Market on June 26, 2004.

        Shares outstanding of the Registrant's common stock at February 28, 2005: 20,146,839

DOCUMENTS INCORPORATED BY REFERENCE

        Certain portions of the Proxy Statement for the Annual Meeting of Stockholders of The J. Jill Group, Inc. to be held on June 2, 2005, which will be filed with the Securities and Exchange Commission within 120 days after December 25, 2004, are incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

THE J. JILL GROUP, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 25, 2004

PART I

Item 1. Business

        This Annual Report on Form 10-K, including the following discussion, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties. See also "Item 1A. Risk Factors" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." We disclaim any intent or obligation to update any forward-looking statements.

Restatement of Prior Financial Information

        We have restated the consolidated balance sheet at December 27, 2003, and the consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 27, 2003 and December 28, 2002 in this Annual Report on Form 10-K. We have also restated the quarterly financial information for fiscal 2003 and the first three quarters of fiscal 2004. See "Note M" to the accompanying consolidated financial statements. The restatement also affects periods prior to fiscal 2002. The impact of the restatement on such prior periods has been reflected as an adjustment to retained earnings as of December 29, 2001 in the accompanying consolidated statement of changes in stockholders' equity. We have also restated the applicable financial information for fiscal 2000, fiscal 2001, fiscal 2002 and fiscal 2003 in "Item 6. Selected Consolidated Financial Data." The restatement corrects our historical accounting for operating leases. For information with respect to the restatement, see "Note B" to the accompanying consolidated financial statements. We did not amend our previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the restatement, and the financial statements and related financial information contained in such reports should no longer be relied upon. Throughout this Form 10-K all referenced amounts for prior periods and prior period comparisons reflect the balances and amounts on a restated basis.

The Company

        We are a multi-channel specialty retailer of women's apparel, including accessories and footwear. Our apparel is designed to appeal to active, affluent women age 35 and older. We market our products through retail stores, catalogs and our website jjill.com. In our early years, we were a multi-brand single channel market sourced retailer. We subsequently changed our strategic direction to focus our efforts on becoming a single brand multi-channel private label retailer. In September 1999, we launched jjill.com and in November 1999, we opened our first retail store. We currently have two reportable business segments, retail and direct. Each segment is separately managed and utilizes distinct distribution, marketing and inventory management strategies. The retail segment markets merchandise through retail stores. The direct segment markets merchandise through catalogs and our website. For more information about our reportable business segments, please see "Note L" to the accompanying consolidated financial statements.

Our Business Strategy

        Our strategic mission is to build J. Jill into a premier national brand. Our current growth strategy is based primarily on our retail store initiative. Fiscal 2004 was the first fiscal year in which retail segment net sales exceeded direct segment net sales. During fiscal 2004, we opened 28 stores and ended the fiscal year with 150 stores in 34 states. In 2005, we expect to open 40 additional retail stores. We believe there is a total market potential for 300 to 500 of our retail stores throughout the United States.

        Our direct business consists of a mature catalog business and a growing internet operation. Historically, our direct segment has generated strong cash flow and has been the primary source of funding for our retail store rollout. Our direct segment performance weakened dramatically during fiscal 2004 as a result of several factors including the many initiatives we implemented to improve our results in retail and the increase in overall store count. We are currently evaluating our direct segment business strategy, including our circulation strategy, page counts and catalog density, with an eye toward right-sizing that part of our business.

        We believe that the overall appeal of our merchandise is the key to our long-term success. Two years ago we acknowledged that, while our brand had broad appeal within our target market, our merchandising strategy was too narrowly focused. We determined that changes were necessary to broaden the appeal of our merchandise and we embarked on a new product development and merchandising strategy. Our initiatives in this area were focused on providing a more compelling assortment and variety of merchandise to our core customer as well as attracting new customers seeking unique, artistic expression in their apparel. Throughout fiscal 2004 we laid the foundation for our product development and merchandising initiative with respect to fit, quality and consistency. We spent approximately $4.8 million more in this area in fiscal 2004 than we did in fiscal 2003 to upgrade our operating infrastructure and processes in the areas of design, product development, sourcing, product integrity, supply chain operations and merchandising.

The J. Jill Brand

        Our target customers are active, affluent women age 35 or older. We offer our customers a broad range of apparel in a wide range of sizes. Our apparel is versatile and can be worn during the workweek, on weekends and for casual evenings out. Our creative approach aims to capture and communicate a consistent, comprehensive, cohesive vision of the J. Jill brand and to carry this vision across all three distribution channels. We use lifestyle photography intended to forge an emotional bond with our customers. This lifestyle photography generally depicts settings familiar to our customers idealized in such a way as to convey the key elements of the J. Jill brand.

Product Development and Merchandising

        Our product development and merchandising strategy is to offer trend relevant, sophisticated casual lifestyle clothing and complementary accessories and footwear that appeal to our target customer. We design, develop and oversee the execution of virtually all of our apparel offerings in-house. Our apparel is manufactured to our specifications by both foreign and domestic vendors. In fiscal 2004, we offered over 730 misses' apparel styles. Our apparel styles are offered in a broad assortment of sizes including misses', petite, woman's and tall. In fiscal 2004, approximately 59% of our direct segment misses' apparel styles were also offered in an extended size and approximately 88% of the misses' apparel styles offered through our catalog and internet channels were also offered in our retail channel. Approximately 16% of the misses' apparel styles carried in our retail stores in fiscal 2004 were offered only in our retail stores. Although third party vendors continue to design accessories and outerwear styles for us with our input, over the past fiscal year, we have progressively increased the level of our in-house accessories design and development. The only third party brand name products that we offer today are in jewelry, socks, gift items (e.g., books, candles, etc.) and footwear.

        In late 2003, we committed to acquiring the product development and merchandising experience and core competencies required to drive the future growth of the J. Jill brand. To that end, in fiscal 2004 we began upgrading our operating infrastructure, primarily by hiring specialty retail expertise to fill a variety of key positions throughout the product development and merchandising organization. One of our main objectives during the year was to improve the fit of our merchandise, starting with our pant offerings. We delivered a new pant fit in the third quarter of fiscal 2004. Some of the other changes we made in fiscal 2004 include:

  •
  Reducing our overall style counts in order to provide a more focused collection for the customer and point of view for the J. Jill brand;

  •
  Creating a merchandise hierarchy to add structure to our assortments by defining four primary categories of offerings within our overall assortment, each with varying shelf-lifes and unique attributes (e.g., great basics, seasonal basics, assortment and novelty);

  •
  Introducing sleepwear as a new product category and expanding our accessory and gift offerings;

  •
  Increasing novelty, print and color within our overall assortment; and

  •
  Defining standard fit classifications (e.g., "standard" and "relaxed") and adjusting the fit of our merchandise to provide our customers with more body conscious and flattering silhouette, while retaining the comfort of fit that has traditionally existed in our garments.

        Our focus in 2005 will be on enhancing and evolving the aesthetics and creative expression of the brand by focusing on the novelty and color components of our merchandise assortments while also listening to and responding to the desires of our customers. We believe that our continued investment in this area is critical to our future success. However, we are mindful of the short-term profitability impact of making those investments in advance of reaping the benefits and accordingly we plan to closely monitor and judiciously manage any further incremental spending. Specifically, and in addition to the merchandising enhancements noted above, during 2005 we plan to focus on the following initiatives:

  •
  Embarking on a three-year Product Life-cycle Management system implementation. This system combines newly defined collaboration-based processes with new web-based technologies that support the product life-cycle from the assortment plan hand-off to the distribution center receipt. This system enables process-concurrency during product development and management of color, fabric, line definition, product specification and fitting, testing, sourcing, costing, production and quality assurance. Deployed globally with role-based security, this system will enable agents, mills and manufacturers to directly collaborate with our merchandising organization through a commonly shared system and database;

  •
  Continuing to develop our in-house accessories design group;

  •
  Continuing to refine and improve the fit of our merchandise, focusing on our petite offerings and our top fits; and

  •
  Expanding our product categories.

Sourcing and Logistics

        In fiscal 2004, we hired a senior leadership team in the sourcing and logistics area and made significant improvements in the way we source product. Commensurate with the improvements we are making in the area of design, product development and merchandising, we are in the early stages of implementing a long-range supply chain initiative, which includes the potential for additional international expansion of our development and sourcing functions. We implemented or expanded several programs and initiatives in this area in fiscal 2004, including the development of a product integrity handbook establishing minimum quality standards for our vendors and a new quality assurance program for auditing our vendors in the field and further expansion of our social compliance program. We also opened our first foreign office in fiscal 2004—a development and sourcing office in Italy—and we are currently evaluating whether to open additional foreign development and sourcing offices in 2005. Finally, in an effort to improve quality, provide opportunities for broader product diversification, provide expanded raw material options, reduce costs, decrease lead times and reduce our sourcing concentration risk, we moved some of our foreign purchases to new markets and expanded our business in existing markets. We also diversified our vendor base and engaged two new buying agents in Turkey and Korea. We expect to add a least one new buying agent in 2005.

        We sell both domestically produced and imported merchandise. In fiscal 2004 we purchased merchandise from over 200 vendors. In fiscal 2004, we did not purchase more than 10% of our inventory directly from any one vendor. Approximately 78% of the merchandise purchased in fiscal 2004 was purchased directly from foreign sources, primarily located in China. In addition, goods purchased from domestic vendors are often sourced abroad by such vendors. We believe that our combined foreign purchases, including direct purchases and indirect purchases through domestic vendors, totaled roughly 92% of our total purchases during fiscal 2004. We expect that we will continue to purchase significant amounts of merchandise from foreign sources in the future.

Distribution Channels

  Retail

        In fiscal 2004 we opened 28 new retail stores, bringing our total to 150 at year end. We plan to continue to roll out new retail stores in premium locations throughout the United States. In 2005, we expect to open 40 additional retail stores. We have developed three store formats giving us the flexibility to tailor our store size to the particular real estate opportunity. First we have a standard size store of approximately 3,300 square feet. We also have a 5,000 square foot misses'/petite combination store. Finally, in October 2004, we introduced a new, smaller store format of 2,500 square feet. This smaller format enables us to fill-in markets, explore lower performing malls and consider opening in more expensive locations. Our current real estate strategy is to focus primarily on locations approximately 2,800 to 3,300 square feet in size. We may selectively rollout additional misses'/petite combination stores once we introduce our new and improved petite fit. Nearly 50% of our new stores will be located in lifestyle centers with the remainder in mall and street/village locations. Other site selection criteria for retail stores include whether the other tenants in the location are likely to attract our target customers, the proposed location of our store in the mall and the concentration of our catalog/internet customers in the surrounding trade area. We use a real estate consulting firm to identify potential locations for our stores and to assist in the negotiation of our retail store leases. It generally takes two to three months to construct one of our retail stores. Our current prototype for a standard store provides for a total gross store build out cost of approximately $700,000 less $400,000 in expected landlord allowances. We look for locations where the economics can deliver an 18-month payback and a 70% return on net investment.

        During fiscal 2004, we made enhancements to our in-store visual merchandising presentation to more prominently display our merchandise and make our stores easier for the customer to shop. Our new store prototype incorporates a more open, brighter layout that is focused on showcasing the merchandise and various wardrobing possibilities with an enhanced visual presentation and the liberal use of mannequins. We are also using a cleaner lighter fixture package to display our products. These new fixtures, along with lower overall style offerings, enable us to feature and display our merchandise more prominently by creating better sight lines to the merchandise and increasing the number of outfits that can be faced out. Facing out the merchandise gives the customer a better feel for the colors, textures, fabrics and detailing of the garment and demonstrates the overall fit improvements we have made to our merchandise. In late fiscal 2004, we retrofitted our older stores to incorporate these improvements in our in-store visual merchandising presentation.

        The intranet site at the concierge desk in our retail stores continues to play a pivotal role in ensuring that our retail customers have access to virtually all products that we currently offer. This service generated roughly 8% of total retail net sales in fiscal 2004, enabling us not only to provide superior customer service but also to capture incremental sales.

  Direct—Catalog and Internet

        In fiscal 2004, we mailed approximately 71.5 million catalogs in our direct segment. Our circulation strategy for the direct segment in fiscal 2004 was focused on mailing to customers who had already purchased from us and acquiring new customers through targeted prospecting. Our current goal is to circulate at breakeven or above (that is, to mail only to the point where the incremental projected net sales are at least equal to the incremental costs associated with mailing a catalog).

        As previously mentioned, the performance of our direct business did not meet our expectations in fiscal 2004. We believe the weakening of our direct segment performance is as a result of several factors including the many initiatives we implemented to improve our results in retail and the increase in overall store count. In fiscal 2004 we implemented several changes in an effort to improve our results in retail including opening additional stores, aligning our catalog mailing dates with the dates we introduce new retail floor sets, increasing the amount of novelty items in our merchandising assortments. While these initiatives had a positive effect on our retail segment, we believe they had an adverse effect on our direct business. We are currently evaluating our direct segment business strategy, including our circulation strategy, page counts and catalog density, with an eye toward right-sizing that part of our business. There can be no assurance that the implementation of new initiatives in this area will improve sales productivity or the overall performance of the direct segment. Depending on which initiatives are selected, sales and profitability of this segment may significantly decrease in the future.

        The internet component of our direct segment continues to represent an increasing portion of the total direct business. In fiscal 2004, internet sales represented 42% of total direct segment sales. All current J. Jill catalog merchandise is available online at jjill.com. Customers can use jjill.com to enter catalog orders, shop online, check order status and check inventory availability. Our ongoing goals within the internet channel are to maintain the ease of navigation, to periodically enhance the functionality of the website and to find cost effective ways to drive customer traffic to the website. In fiscal 2004, we shifted to a new platform on which the website runs. This new platform allows additional reliability and better performance.

        We also continued our web-specific "pay-for-performance" affiliate marketing programs in fiscal 2004. These programs have provided a way to increase traffic to our website and add to our customer base. Through these programs we work with other brand relevant websites or search engines to promote the J. Jill brand and provide direct links to our website. At December 25, 2004 we had 94 affiliates in our affiliate marketing programs and we estimate that these programs generated roughly $10.5 million in net sales during fiscal 2004.

Cross-Channel Customer Database and Marketing Strategy

        We maintain all of our catalog, internet, intranet and retail customer and transaction data in one multi-channel customer database. This cross-channel customer database contains detailed purchasing information and certain demographic information about our customers, e-mail addresses and the names and addresses of individuals who have requested catalogs from us. This database enables us to see how our customers use our various channels to shop.

        We currently capture customer information for 100% of our catalog, internet and intranet customers and roughly 75% of our retail store customers. At December 25, 2004, our database contained approximately 4.4 million individual customer names, of which 1.8 million were customers who had placed a catalog, internet or intranet order with us or made a retail store purchase from us within the previous 12 months. Since we are currently capturing only a portion of our retail store customer information we believe this buyer count is somewhat understated. At December 25, 2004, our database contained 1.8 million retail names and addresses, approximately 50% of which are retail-only and have not yet made a catalog or internet purchase. In addition, our database contained approximately 1.2 million e-mail addresses at December 25, 2004.

        The information stored in the database serves a variety of purposes. We analyze the information stored in the database to determine which of our customers will receive a particular catalog mailing. We use e-mail addresses contained in the database to contact our customers with advance screenings of upcoming catalogs, wardrobing ideas and promotional offers. Retail data is used to determine which customers should be selected for catalog mailings and in-store promotions. In fiscal 2004, we began using the customer database as the foundation for simultaneous cross-channel marketing to customers in all three of our distribution channels. In February 2004, we launched our first major cross-channel marketing campaign. During fiscal 2005, we expect to continue to add functionality to the database that will allow us to more fully utilize the cross-channel marketing capabilities of the system.

        Our database is maintained off-site by a service bureau, which processes the information in accordance with instructions from us. Our agreement with the service bureau requires the service bureau to safeguard the confidentiality of our database. The database is generally updated on a daily basis.

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

Private Label Credit Card

        As part of our brand building strategy, we offer our own private label credit card. A third party administrator bears the credit risk associated with the credit card without recourse to us. The card can be used in any of our distribution channels. We believe that customers who use the card tend to purchase more frequently and tend to have a larger average order size than those who do not. Roughly 31% of transaction dollars processed during fiscal 2004 were related to the J. Jill credit card. During fiscal 2004, we implemented in-store payments, which allow our customers to pay their J. Jill credit card bills in our stores. At December 25, 2004, there were 713,000 J. Jill credit card holders.

        We target our cardholders with special incentives as a reward for having and using the card. All of our card holders are automatically enrolled in our customer loyalty program called "Take 5." The program entitles a customer to a 10% discount on her first purchase with the card and a 5% discount on any purchases made with the card thereafter. The 5% discount is offset somewhat by lower credit card processing fees on the J. Jill card versus all other accepted credit cards.

        J. Jill credit card holders are also invited to periodic customer appreciation events. These events are designed to increase store sales and provide added benefits to our existing loyal customers such as one-on-one wardrobing tips and individualized sales assistance. During these special events, customers also receive an additional discount on their purchases. During fiscal 2004, we hosted over 450 of these events.

Inventory Control and Merchandise Distribution

  Inventory Management and Allocation

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

        In response to our retail store growth, we plan to begin implementing a suite of purchasing, inventory management and planning systems in 2005. These new systems, which we estimate will take four years to fully implement, will provide us with a broad spectrum of inventory planning and management tools. Our focus in 2005 will be on implementing the all-channel purchasing and retail merchandise management systems. This will provide us with a retail store oriented perpetual inventory system, price management tools and the foundation to support having merchandise pre-packed at the factory to streamline our product flow and allow for direct distribution to our stores. Future phases include store and assortment planning, visual space planning, item planning and forecasting, price optimization and merchandise and financial planning.

        We monitor our overstock levels and attempt to reduce our overstocks through a variety of promotional efforts. In our retail segment, we use markdowns or other promotional efforts to increase the sell-through of overstocked items. Because all of our inventory is delivered to our operations, fulfillment and distribution center in Tilton, New Hampshire (the "Tilton facility") prior to distribution to our retail stores, we are able to adjust the quantities of slower selling items before they are delivered to our retail stores. By refraining from sending large quantities of slower selling items to the stores we are able to mitigate the amount of in-store overstocks and liquidate this merchandise more efficiently through our other distribution channels. We also sell excess inventory through our outlet stores, and to a lesser degree through inventory liquidators. We have five outlet stores that are used solely for the purpose of liquidating overstocks. In 2005, we plan to open two additional outlet stores. In our direct segment, we offer certain overstocked items to our customers at the time they place orders for other merchandise in an attempt to increase sales of the overstocked items. We also plan several sales events throughout the year including periodic value-priced offerings in our full price catalogs, seasonal sales catalogs and package inserts. We also use our website and outbound e-mail capabilities to liquidate overstocked items.

  Centralized Merchandise Distribution

        Our inventory management strategy is to maintain flexibility in deploying inventory across all three distribution channels while maintaining appropriate in-stock positions in the retail channel and appropriate levels of fulfillment in the catalog and internet channels. We use a centralized warehouse management system, under which all merchandise is received, processed and distributed through the Tilton facility. Merchandise received at the Tilton facility is promptly inspected and allocated to either retail or direct. Retail merchandise is subsequently assigned to individual retail stores, packed for delivery and shipped to the stores. We ship merchandise to our retail stores virtually every week. Direct segment receipts are used to fulfill orders and the remainder is put into assigned locations awaiting future customer orders. We believe that our centralized warehousing system as well as the synergy of our products across all channels allows us to move merchandise efficiently between our three distribution channels to take better advantage of sales trends and to liquidate overstocks more efficiently. The Tilton facility contains 573,000 square feet of space, of which 149,000 square feet is currently used solely for retail store distribution. We expect to be able to support the distribution requirements for up to 320 retail stores within our existing distribution center. We believe that further distribution capacity will be needed in 2008 to support our anticipated growth.

Unconditional Guarantee

        We offer an unconditional merchandise guarantee. If a customer is not completely satisfied with any item for any reason, the customer may return it through any of our distribution channels for a merchandise exchange or a full refund. To simplify the return process for our catalog and internet customers, we include a self-addressed return label with every catalog and internet package, which customers can use to return any item to us through the United States Postal Service without paying return postage fees in advance. We believe that our return rates are consistent with industry standards for comparable merchandise. Return trends for both the retail and direct channels are closely monitored to identify any product quality or fit issues. Returned merchandise is inspected carefully and, unless damaged, is cleaned, repackaged if necessary and returned to inventory. Approximately 93% of customer returns are recycled into inventory.

Seasonality and Quarterly Fluctuations

        We expect there to be fluctuations in our net sales from quarter to quarter, with the highest net sales coming in the second and fourth quarters of our fiscal year and the lowest in the first and third quarters. As our retail store sales become a greater portion of our overall business, our business is becoming more seasonal. Our retail store rollout plan is expected to materially impact year-over-year comparisons of our net sales. Also, January is included in our first fiscal quarter, but is included in the fourth fiscal quarter for many other retailers. Because January is a month that traditionally involves significant promotional pricing, this difference needs to be taken into account when making comparisons of our financial performance for interim periods with that of other retailers.

Information Systems and Technology

        Our information systems consist of a full range of retail, financial and merchandising systems, including order management, warehouse management, sales reporting, merchandise reporting, inventory planning, allocation, forecasting and control, human resource management, accounts payable, purchasing and general ledger. We seek to protect company sensitive information on our servers from unauthorized access by using industry standard network security systems and monitoring in addition to anti-virus and firewall protection. We use encryption technology to assist us in protecting sensitive customer information.

        We are committed to making ongoing investments in our information systems to increase operating efficiency and support our anticipated growth. We believe that our ability to capture and analyze operational and financial data and relevant information about our customers and their purchasing history is critical to our success. In fiscal 2004, we made significant investments in our information systems related to our supply chain and merchandising initiatives and we plan to continue to make investments in this area in the future. We also integrated our systems to support a new all-channel gift card initiative in fiscal 2004.

        We plan to embark on the implementation of several key operating systems in 2005:

  •
  In order to support our product development and merchandising initiatives we plan to begin implementing a Product Life-cycle Management system. See "Product Development and Merchandising" for a description of the system.

  •
  In order to provide a foundation for our future growth in the inventory control area we plan to begin implementing a suite of purchasing, inventory management and planning systems. See "Inventory Control and Merchandise Distribution" for a description of these systems.

  •
  In order to support our increasing need for cross-channel operational and strategic information, we will begin development of a centralized Data Warehouse. This Data Warehouse will provide a centralized data repository of all pertinent data elements from our other systems. This Data Warehouse will become the source for our critical corporate and analytic reporting.

        All of these systems initiatives are long-term projects with implementation periods ranging from two to four years at an estimated aggregate cost of approximately $8.0 million. We believe that these systems are necessary to support our future growth.

        In addition to our in-house data processing and information systems resources, we also use several outside vendors for key services such as website hosting, network monitoring, list management, gift card and credit card administration and approval.

Community Outreach

        We are committed to establishing long-term relationships with nonprofit community-based organizations that serve women and children in need. Profits from the sale of selected items as well as direct company contributions to the J. Jill Compassion Fund at the Boston Foundation are used to support the work that these organizations do to improve the lives of women and children. Through contributions to the Compassion Fund, as well as direct donations to selected organizations, we donated nearly $375,000 in fiscal 2004. In addition, we provide all of our full-time employees with the opportunity to directly support their communities by allowing them to use one paid workday per year to participate in a volunteer service activity. We believe it is important to show our commitment to the communities in which we live.

Competition

        The women's apparel market is highly competitive. We compete with other direct marketers, specialty apparel and accessory retailers and traditional department store retailers. Our retail initiative has exposed us to additional competitors. The perceived growth opportunities within the women's apparel market has encouraged the entry of many new competitors, including a few large, well known and established specialty retailers, as well as increased competition from existing competitors. Many of our competitors are considerably larger and have substantially greater financial, marketing and other resources. We believe that we compete principally on the basis of the lifestyle element of the J. Jill brand.

Employees

        As of February 25, 2005, we employed 3,041 individuals, of whom 1,398 were full-time (those employees scheduled to work 30 hours or more per week). None of our employees are represented by a union. We consider our employee relations to be good.

Trademarks and Service Marks

        We have registered various trademarks and service marks with the United States Patent and Trademark Office, including "J. Jill." The J. Jill trademark is a key component of our brand building strategy.

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

Item 1A. Risk Factors

Our success depends on our ability to respond to changes in customer demands and fashion trends in a timely manner.

        We have historically experienced fluctuations in customer response to our merchandise assortments. Our future success depends on our ability to consistently anticipate, assess and react to the changing demands of our multi-channel customer-base. If we fail to anticipate fashion trends, select the right merchandise assortment, maintain appropriate inventory levels and creatively present merchandise in a way that is appealing to our customer-base on a consistent basis our sales could decline significantly, and we could then be required to mark down certain merchandise to significantly lower prices to sell excess inventory, which would result in lower gross margins. As a private label merchandiser, we assume certain risks, including long product lead times and high initial purchase commitments, that amplify the consequences of any miscalculation that we might make in anticipating fashion trends or interpreting them for our customers. We can provide no assurance that we will be able to identify and offer merchandise that appeals to our customer-base or that the introduction of new merchandise categories will be successful or profitable.

We have made significant investments in our product development and merchandising infrastructure that may not result in increased sales or profitability.

        In fiscal 2004, we made significant investments in our product development and merchandising infrastructure. We spent approximately $4.8 million more in this area in fiscal 2004 than we did in fiscal 2003 to upgrade our operating infrastructure and processes in the areas of design, product management, sourcing, product integrity, supply chain operations and merchandising. We currently expect to continue to invest in this area in the future. While we believe that our investments in this area will help to support the growth and increasing complexity of our business and will result in merchandise assortments that are better in quality and fit, there can be no assurance that the changes we are making will result in increased sales or profitability in the future.

Our future success will depend upon brand awareness and the effectiveness of our marketing programs.

        Our future success will depend upon our ability to effectively define, evolve and promote our lifestyle brand. In order to achieve and maintain significant brand name recognition, we will need to increase investments in the development of the brand through various means, including customer research, advertising and promotional events, direct mail marketing and internet marketing. We can provide no assurance that the marketing strategies we implement and the investments we make will be successful in building significant brand awareness or attracting new customers.

Our ability to increase the Company's overall profitability will depend, in part, upon our ability to successfully redefine our direct segment business strategy and our direct business is subject to a number of risks and uncertainties.

        As we continue our retail store rollout, a growing percentage of our historic catalog and internet customers live in relatively close proximity to one of our retail stores. As a result, many of these customers now shop at our retail stores, resulting in fewer catalog and internet orders in these areas. In addition, certain initiatives we have been implementing to improve our results in retail—opening additional stores, aligning our catalog mailing dates with the dates we introduce new retail floor sets, increasing the amount of novelty items in our merchandising assortments and reducing the density of merchandise offerings in the front pages of our catalogs to make them more effective as marketing communications to our retail customers—may be detracting from the performance of our direct business. There can be no assurance that, as our retail business grows, our direct business will not continue to be negatively affected. The operation of our direct business presents a number of risks and uncertainties, including the following:

  •
  The preparation of our catalogs requires long lead times and, as a result, our ability to make adjustments based on customer response is limited. Any miscalculations in the catalog layout or merchandising selections could cause reduced demand and lower net sales;

  •
  Each edition of a catalog requires substantial investments in layout and design, paper, printing, postage and inventory prior to mailing which are all costs that cannot be adjusted for a particular mailing in response to the actual performance of the catalog;

  •
  The operation of our direct business is dependent on our ability to prepare catalogs in a timely manner. Any delay in the completion or delivery of a catalog could cause customers to forego or defer purchases from us;

  •
  Some of our catalog marketing programs rely on prospect mailings and as a result involve risks not present in mailings to our existing customers, including potentially lower and less predictable response rates and the possibility that third parties who provide customer lists may stop making them available; and

  •
  The operation of our direct business is dependent on our ability to maintain the efficient and uninterrupted operation of our order taking and fulfillment operations and our website. Disruptions or slowdowns in these areas could result in a reduction in net sales as well as increased administrative and order processing costs.

        There can be no assurance that we will be able to successfully address the risks that the operation of our direct business entails.

Our retail store growth strategy may be unsuccessful, and our retail business is subject to a number of risks and uncertainties.

        Our current growth strategy is primarily based on our retail store initiative. At the present time, we are devoting significant financial resources and operational efforts to the opening and operation of our retail stores. At December 25, 2004, we had 150 retail stores open. During 2005, we plan to continue our retail store growth strategy by opening an additional 40 retail stores. Our continued growth could result in a strain on our management, financial, merchandising, marketing, distribution and other resources. There can be no assurance that we will be able to manage this growth effectively or that our retail store initiative will be successful, and if it is not, our business and financial condition would be adversely affected. The operation of retail stores presents a number of risks and uncertainties, including the following:

  •
  We are required to make long-term financial commitments when leasing retail store locations;

  •
  We make substantial investments in store design, leasehold improvements and other areas prior to the opening of each store, and thereafter, we must continue to maintain our store facilities;

  •
  Our retail store assets and personnel are substantially under the control of individual store management. We rely on our store managers to ensure that our assets are secure, our store employees are properly trained and managed and our stores are operating effectively. If we are unable to effectively manage our retail stores, our sales could decline and our assets could be inadequately safeguarded;

  •
  We must hire and retain qualified retail sales and management personnel in the areas where our stores are located; and

  •
  The success of our individual stores may depend significantly on the success of the shopping malls or lifestyle centers in which they are located.

        There can be no assurance that we will be able to successfully address the risks that the operation of retail stores entails.

The women's apparel market is highly competitive.

        We are in a highly competitive market. Our retail initiative has exposed us to additional competitors. The perceived growth opportunities within the women's apparel market has encouraged the entry of many new competitors, including a few large, well known and established specialty retailers, as well as increased competition from existing companies. Many of our competitors are considerably larger and have substantially greater financial, marketing and other resources, and we can provide no assurance that we will be able to compete successfully with them in the future.

Our overseas merchandise purchasing strategy makes it vulnerable to a number of risks.

        We purchase a significant portion of our merchandise directly from foreign sources. Approximately 78% of the merchandise purchased in fiscal 2004 was purchased directly from foreign sources, primarily located in China. In addition, goods purchased from domestic vendors may be sourced abroad by such vendors. We are in the early stages of implementing a long-range supply chain initiative, which includes the potential for additional international expansion of our development and sourcing functions in the future. We expect that we will continue to purchase significant amounts of merchandise from foreign sources in the future.

        As a result of our overseas merchandise purchase strategy, our operations are subject to the normal risks and burdens of purchasing merchandise abroad, including customs compliance, import duties or restrictions, greater difficulty in supervising distant suppliers, work stoppages, and in certain parts of the world, political and economic instability. If inventory receipts are delayed, we might be unable to fulfill certain orders and replenish inventory levels, which could result in canceled orders or lost sales.

        We seek to enforce a code of conduct that sets guidelines for our vendors regarding employment practices such as wages and benefits, health and safety, working hours and working age, and for environmental, ethical and legal matters. Although we believe we are allocating appropriate resources to monitor for compliance with our standards, if we or an outside third party discovers that any of our vendors are engaged in practices that materially violate our vendor code of conduct or other generally accepted social responsibility standards, our sales could be materially affected by any resulting negative publicity.

Any determination that we have a material weakness in our internal control over financial reporting could have a negative impact on our stock price.

        We are applying significant management and financial resources to document, test, monitor and enhance our internal control over financial reporting in order to meet the requirements of the Sarbanes-Oxley Act of 2002. We cannot be certain that these measures will ensure that our controls will be adequate or effective in preventing fraud or human error. Any failure in the effectiveness of our internal control over financial reporting could have a material effect on our financial reporting or cause us to fail to meet reporting obligations, which upon disclosure, could negatively impact the market price of our common stock.

Our sales tax collection policy may expose us to certain risks.

        Prior to the merger of our retail subsidiary and our catalog/internet subsidiary in July 2003, our catalog/internet subsidiary collected sales tax on our catalog and internet sales only in Massachusetts. Since the time of the merger, we have been collecting sales tax on our catalog and internet sales in states where we have retail stores. Many states have attempted to require that out-of-state direct marketers and internet retailers collect sales taxes on sales of products shipped to their residents, but the legality of the imposition of such taxes is unsettled. Although we believe that we have collected sales tax where we are required to do so under existing law, state tax authorities may disagree.

Our success is dependent on the performance of our vendors and service providers.

        Our business depends on the performance of third parties, including manufacturers and foreign buying agents, telecommunications service providers, the United States Postal Service, United Parcel Service, shipping companies, our construction manager, landlords, building consultants, building contractors, paper manufacturers, printers, photographers, creative designers and models, credit card processing companies, the service bureau that maintains our customer database, and our overflow call center.

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

        Our business is subject to a number of external costs that we are unable to control, including labor costs, insurance costs, printing, paper and postage expenses, shipping charges associated with distributing merchandise to our customers and stores, retail store facility rental and construction costs, and inventory acquisition costs, including product costs, quota and customs charges. Any increase in these or other external costs could adversely affect our financial position, results of operations and cash flows.

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

        We depend on information systems to operate our website, process transactions, respond to customer inquiries, manage inventory, purchase, sell and ship goods on a timely basis and maintain cost-efficient operations. Any material disruption or slowdown of our systems could cause information to be lost or delayed which could have a negative impact on our business. We may experience operational problems with our information systems as a result of system failures, viruses, computer "hackers" or other causes. We cannot assure that our systems will be adequate to support future growth.

The market price of our common stock is volatile.

        The market price of our common stock has fluctuated from period to period substantially since our initial public offering in 1993. We believe factors such as quarterly operating results, changes in market conditions, securities analysts' estimates of future operating results, and the overall performance of the stock market may cause the market price of our common stock to continue to fluctuate significantly.

Our operating results fluctuate.

        Our annual and quarterly operating results have fluctuated, and we expect these fluctuations to continue. Among the factors that may cause our operating results to fluctuate are customer response to merchandise offerings, the timing of the rollout of our new retail stores, seasonal variations in sales, the timing and size of catalog mailings, the costs of producing and mailing catalogs, the timing of merchandise receipts, the level of merchandise returns, changes in merchandise mix and presentation, and unanticipated operating costs and other factors beyond our control, such as general economic conditions and actions of competitors.

        Our current expense levels are based in part on our expectations of future net sales and, as a result, net income for a given period could be disproportionately affected by any reduction in net sales for that period. In addition, our retail store business is more seasonal than our direct business.

        As a result of all of these factors, we believe that period-to-period comparisons of our historical and future results will not necessarily be meaningful and should not be relied on as an indication of future performance.

Negative economic or political conditions could harm our business.

        Our success is influenced by a number of economic conditions affecting consumer disposable income such as employment levels, business conditions, interest rates and taxation rates. In addition, our success is influenced by a number of political conditions affecting consumer confidence such as war, terrorism and political unrest. Adverse changes in economic and political conditions may restrict consumer spending, thereby negatively affecting our growth and profitability.

Potential acquirers might be frustrated by certain provisions in Delaware law, our charter and our by-laws.

        Provisions of our Certificate of Incorporation and By-Laws and of the Delaware General Corporation Law may make it more difficult for a third party to acquire us, even if doing so would allow our stockholders to receive a premium over the prevailing market price of our common stock. Those provisions of the Certificate of Incorporation and By-Laws and Delaware law are intended to encourage potential acquirers to negotiate with us and allow our Board of Directors the opportunity to consider alternative proposals in the interest of maximizing stockholder value. However, those provisions may also discourage acquisition proposals or delay or prevent a change in control, which could negatively affect our stock price.

Item 2. Properties

        The following table sets forth certain information relating to our facilities at December 25, 2004:

Location	Square Footage	Function	Type of Interest (1)	Lease Termination
Tilton, NH (approx. 360 acres)	573,000(2)	Operations, Fulfillment & Distribution Center	Owned	—
Quincy, MA	96,000	Corporate Offices	Leased	10/31/09–12/31/09
150 Retail stores throughout the United States	2,700-7,000	Retail store space	Leased	1/31/10–1/31/16
5 Outlet stores in New Hampshire, Massachusetts, Virginia and California	3,000-4,000	Outlet store space	Leased	4/30/05–1/31/15
(1)
Our operations, fulfillment and distribution center in Tilton, New Hampshire (the "Tilton facility") is owned by Birch Pond Realty Corporation, a wholly owned subsidiary of The J. Jill Group, Inc. (See "Note E" to the accompanying consolidated financial statements.)

(2)
Includes approximately 152,000 square feet of mezzanine space.

        We believe that we currently have adequate order fulfillment and distribution center space to accommodate our planned growth through 2008. We plan to expand the office space associated with the Tilton facility in 2006 to accommodate increased headcount. We believe that we currently have adequate space in our corporate offices to accommodate our planned growth through 2006 or 2007. We plan to expand our corporate offices in late 2006 or early in 2007 to accommodate increased headcount.

        Between December 25, 2004 and February 28, 2005, we entered into leases for nine additional retail stores, each having lease termination dates between 2015 and 2016. We currently plan to open 40 new retail stores in 2005. We believe there is a total market potential for 300 to 500 of our retail stores throughout the United States.

Item 3. Legal Proceedings

        In August 2003, a complaint was served on The Birch Pond Group, Inc. (a subsidiary of The J. Jill Group, Inc., currently known as J. Jill, LLC) in a civil action filed in the California Superior Court, Riverside County, against The Birch Pond Group, Inc. and certain fictitiously named and unknown defendants who allegedly are or were operating J. Jill stores within the State of California. This action, allegedly on behalf of a class of non-salaried store workers, alleges, among other things, violations of various provisions of the California Labor Code and related regulations regarding meal periods, rest periods and coerced patronage, and unfair competition. In September 2003, The Birch Pond Group, Inc. filed its answer to the complaint, denying the plaintiffs' claims and setting forth various affirmative defenses. A hearing on the plaintiffs' motion for class certification was held on December 10, 2004 and a supplemental class certification hearing is scheduled for March 18, 2005. However, the parties are currently in the process of finalizing a settlement agreement and, if signed, will file a motion for preliminary approval of the settlement agreement and for an order certifying the settlement class for settlement purposes only. We currently estimate that the total settlement amount (including plaintiffs' costs and reasonable fees and expenses of a claims administrator) will likely not exceed $350,000.

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of our security holders during the fourth quarter of fiscal 2004.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        Our common stock trades on The NASDAQ Stock Market under the symbol "JILL". As of February 28, 2005, the number of holders of record of our common stock was approximately 569.

        The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported on The NASDAQ Stock Market:

	High	Low
Fiscal 2004:
Quarter ended December 25, 2004	$20.20	$15.10
Quarter ended September 25, 2004	24.72	15.14
Quarter ended June 26, 2004	24.85	19.36
Quarter ended March 27, 2004	20.01	12.25
Fiscal 2003:
Quarter ended December 27, 2003	13.55	10.50
Quarter ended September 27, 2003	19.54	11.42
Quarter ended June 28, 2003	17.79	11.21
Quarter ended March 29, 2003	$14.58	$9.51

        We have never declared or paid any cash dividends on our common stock. We currently intend to retain any earnings for use in the operation and expansion of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

Item 6. Selected Consolidated Financial Data

        Our selected consolidated statement of operations and balance sheet data has been derived from our consolidated financial statements for the periods indicated and should be read in conjunction with the discussion under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and footnotes.

        Our fiscal year ends on the last Saturday in December. The 12 months ended December 25, 2004 ("fiscal 2004"), December 27, 2003 ("fiscal 2003"), December 28, 2002 ("fiscal 2002") and December 29, 2001 ("fiscal 2001") were 52-week fiscal years. The 12 months ended December 30, 2000 ("fiscal 2000") was a 53-week fiscal year. In a 53-week fiscal year, three of the quarters are 13-week periods, and one is a 14-week period. The fourth quarter of fiscal 2000 was a 14-week period.

        During fiscal 2002, we effected a three-for-two stock split in the form of a stock dividend paid on June 28, 2002 to shareholders of record on June 14, 2002. All share and per share data have been adjusted for the stock split.

        The five-year selected consolidated financial data presented in this Item 6 has been revised to reflect a restatement. For information with respect to the restatement, see "Note B" to the accompanying consolidated financial statements.

	Twelve Months Ended
	Dec. 25, 2004	Dec. 27, 2003	Dec. 28, 2002	Dec. 29, 2001	Dec. 30, 2000 (1)
		(Restated)	(Restated)	(Restated)	(Restated)
					(53 weeks)
	(in thousands, except per share and selected operating data)
Consolidated Statement of Operations Data:
Net sales	$434,867	$376,904	$347,574	$287,043	$246,309
Income before taxes and cumulative effect	15,002	11,898	31,187	21,849	21,348
Net income	8,706	7,025	18,434	12,672	12,368
Net income per share (diluted)	$0.42	$0.35	$0.92	$0.68	$0.79
Weighted average shares outstanding (diluted)	20,546	20,060	20,096	18,697	15,582
Consolidated Balance Sheet Data:
Total assets	$282,696	$253,970	$228,260	$180,968	$130,786
Working capital	89,603	77,946	73,224	54,345	23,316
Long-term debt, less current portion	10,431	12,236	13,802	15,590	17,375
Total stockholders' equity	$164,057	$151,079	$143,128	$111,442	$68,220
Selected Operating Data:
Retail:(2)
Stores open:
Beginning of period	122	88	51	22	2
End of period	150	122	88	51	22
Weighted average stores open (3)	131	100	66	32	9
Weighted average square footage (4)	594,000	472,500	323,800	164,600	44,900
Comparable store sales (5)	11.1%	n/a	n/a	n/a	n/a
Direct:
Circulation: (6)
Catalogs (in thousands)	71,500	73,100	77,800	62,200	65,000
Square inches (in millions)	426,800	503,100	497,200	407,400	424,600
Other:
Total 12-month buyers (7)	1,799,000	n/a	n/a	n/a	n/a
J. Jill credit card holders	713,000	576,000	433,000	307,000	196,000
E-mail addresses	1,180,000	867,000	718,000	740,000	501,000

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

(5)
Comparable store sales, a retail operating statistic, is calculated for retail stores that have been open for at least one full fiscal year. Retail stores that have been materially expanded or renovated are not considered in the comparable store sales calculation until they have been in operation as an expanded or renovated store for at least one full fiscal year. The calculation of comparable store sales excludes certain amounts included in the calculation of net sales, such as accruals for returns allowances and certain other items. Before the first quarter of fiscal 2004 we did not disclose comparable store sales, as we did not believe that we had a significant retail store base. Accordingly, no comparable stores sales percentage is reported in the table above for periods preceding fiscal 2004.

(6)
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

(7)
The term "Total 12-month buyers" represents customers identified by our multi-channel database as having placed a catalog, internet or intranet order with us or made a retail store purchase from us within the previous 12 months. We currently capture customer information on roughly 75% of our retail store customers and, accordingly, we believe this buyer count is somewhat understated. In the periods preceding fiscal 2004, the 12-month buyer statistic generally did not include retail store customers. For fiscal 2003, fiscal 2002, fiscal 2001 and fiscal 2000, the 12-month buyer counts as historically presented were 998,000, 1,055,000, 1,017,000 and 991,000, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        This Annual Report on Form 10-K, including the following discussion, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, the words "projected," "anticipated," "planned," "expected" and similar expressions are intended to identify forward-looking statements. In particular, statements regarding future financial targets or trends are forward-looking statements. Forward-looking statements are not guarantees of our future financial performance, and undue reliance should not be placed on them. Our actual results, performance or achievements may differ significantly from the results, performance and achievements discussed in or implied by the forward-looking statements. Factors that could cause such a difference include material changes to J.Jill's business or prospects, in consumer spending, fashion trends or consumer preferences, or in general political, economic, business or capital market conditions and other risks and uncertainties, including but not limited to the other factors that are detailed in "Item 1A. Risk Factors." We disclaim any intent or obligation to update any forward-looking statements.

Restatement of Prior Financial Information

        We have restated the consolidated balance sheet at December 27, 2003, and the consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 27, 2003 and December 28, 2002 in this Annual Report on Form 10-K. We have also restated our quarterly financial information for fiscal 2003 and the first three quarters of fiscal 2004. See "Note M" to the accompanying consolidated financial statements. The restatement also affects periods prior to fiscal 2002. The impact of the restatement on such prior periods has been reflected as an adjustment of $1.5 million to retained earnings as of December 29, 2001 in the accompanying consolidated statement of changes in stockholders' equity. We have also restated the applicable financial information for fiscal 2000, fiscal 2001, fiscal 2002 and fiscal 2003 in "Item 6. Selected Consolidated Financial Data." The restatement corrects our historical accounting for operating leases.

        In light of views expressed by the Securities and Exchange Commission on February 7, 2005 we, like many other retailers, reviewed our accounting practices in this regard. Based on our review, we determined that certain adjustments were needed. As a result, we changed our lease accounting practice in fiscal 2004 and restated certain historical financial information. The restatement adjustments are non-cash and had no impact on revenues, comparable store sales or operating cash flows.

        Our historical accounting practice had been to recognize straight-line rent expense for operating leases beginning on the commencement date specified in the lease, which had the effect of excluding the build-out period for our stores and our corporate office from the calculation of the period over which we expensed rent. Based on our re-examination of the applicable accounting literature, we determined that the proper accounting practice is to include the build-out period in the amortization period for straight-line rent expense on all operating leases and we changed our lease accounting practice accordingly.

        The restatement includes adjustments to costs of products and merchandising, gross margin, selling, general and administrative expenses, operating income, income before taxes, income tax provision, net income and earnings per share. This change in our lease accounting practice reduced net income by $17,000 in fiscal 2004 and had no effect on diluted earnings per share in fiscal 2004. The restatement adjustments decreased our net income and earnings per share in fiscal 2003 by approximately $0.2 million or $0.01 per diluted share, and reduced net income and earnings per share in fiscal 2002 by approximately $0.5 million or $0.02 per diluted share. For information with respect to the restatement adjustments, see "Note B" to the accompanying consolidated financial statements.

        We did not amend our previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the restatement, and the financial statements and related financial information contained in such reports should no longer be relied upon.

        Throughout "Management's Discussion and Analysis of Financial Condition and Results of Operations," all referenced amounts for prior periods and prior period comparisons reflect the balances and amounts on a restated basis.

Overview

        We are a multi-channel specialty retailer of women's apparel, including accessories and footwear. We market our products through retail stores, catalogs and our website jjill.com. We currently have two reportable business segments, retail and direct. Each segment is separately managed and utilizes distinct distribution, marketing and inventory management strategies. The retail segment markets merchandise through retail stores. The direct segment markets merchandise through catalogs and our website. For more information about our reportable business segments, please see "Note L" to the accompanying consolidated financial statements.

        Our fiscal year ends on the last Saturday in December. The 12 months ended December 25, 2004 ("fiscal 2004"), December 27, 2003 ("fiscal 2003") and December 28, 2002 ("fiscal 2002") were 52-week fiscal years.

        Net sales for fiscal 2004 increased by 15.4% to $434.9 million from $376.9 million in fiscal 2003. Operating income for fiscal 2004 was $15.3 million, or 3.5% of net sales, compared to $12.6 million, or 3.4% of net sales, in fiscal 2003. Net income for fiscal 2004 was $8.7 million, or $0.42 per diluted share, compared to $7.0 million, or $0.35 per diluted share, for fiscal 2003.

        Our performance in fiscal 2004 was mixed. While we experienced a very strong spring season, the fall season fell short of our expectations. We believe that these mixed results are due to the confluence of several factors, including the fashion colors we chose to emphasize during each season, the weakening of our direct business during the year and increased spending associated with our product development and merchandising initiatives and Sarbanes-Oxley compliance.

        Our spring season marked the first time that we had a dominant fashion color as the cornerstone of our assortment, namely the color pink. Not only was pink the principal color in our early spring collection but it was also the central focus of our highly successful "Tickled Pink" cross-channel marketing campaign. This campaign was followed by our "12 Cool Ways to Beat the Heat" marketing campaign which emphasized citrus colors. The combination of the right merchandise, color and marketing message resulted in an extremely favorable customer response to our spring season collections in both segments. In addition, our business was positively affected by a very strong external environment in the spring season. In contrast, in the fall season, there was no dominant color or fashion trend and consequently our color palette and merchandising/marketing execution were much like they had been in prior years. In addition, the strong demand for our spring merchandise left us with unusually low levels of clearance inventory in our retail stores as we transitioned from spring into fall, and the external environment for women's apparel was somewhat weaker in the fall than in the spring season.

        We opened 28 new retail stores in fiscal 2004 and plan to open 40 in 2005. Our retail segment performance was better in fiscal 2004 than fiscal 2003, with the segment generating a 7.5% increase in sales per square foot, and a comparable store sales increase of 11.1%, both largely attributable to our strong spring season performance. Fiscal 2004 was the first fiscal year in which retail segment net sales exceeded direct segment net sales. Retail segment net sales represented nearly 55% of our total sales in fiscal 2004. While the performance of our retail segment improved over the prior year we believe sales per square foot needs to improve significantly in order for us to achieve our desired operating margins. To this end, we are continuing to focus on ways to improve store productivity including reducing the size of our new stores to approximately 2,800 to 3,300 square feet, utilizing our cross-channel database to drive store traffic and broadening and increasing the appeal of our merchandise offerings.

        Our direct segment performance weakened dramatically from spring to fall as a result of several factors including the many initiatives we implemented to improve our results in retail and the increase in overall store count. In fiscal 2004 we implemented several changes in an effort to improve our results in retail including opening additional stores, aligning our catalog mailing dates with the dates we introduce new retail floor sets, increasing the amount of novelty items in our merchandising assortments. While these initiatives had a positive effect on our retail segment, we believe they had an adverse effect on our direct business. We are currently evaluating our direct segment business strategy, including our circulation strategy, page counts and catalog density, with an eye toward right-sizing that part of our business. There can be no assurance that the implementation of new initiatives in this area will improve sales productivity or the overall performance of the direct segment. Depending on which initiatives are selected, sales and profitability of this segment may significantly decrease in the future.

        Our fiscal 2004 operating results include costs related to two significant initiatives that resulted in increased spending during the year. We made significant investments in our product development and merchandising infrastructure during fiscal 2004. We spent approximately $4.8 million more in this area in fiscal 2004 than we did in fiscal 2003 to upgrade our operating infrastructure and processes in the areas of design, product development, sourcing, product integrity, supply chain operations and merchandising. Approximately $3.6 million of this amount impacted the statement of operations primarily in the form of increased employee-related costs, recruiting and relocation expenses and certain other corporate overhead costs and approximately $1.2 million related to capital expenditures. Additionally, we spent approximately $2.4 million in connection with our efforts to comply with the Sarbanes-Oxley Act of 2002, primarily for external consulting and increased fees for our independent registered accounting firm.

        Throughout fiscal 2004 we laid the foundation for our product development and merchandising initiative with respect to fit, quality and consistency. Our focus in 2005 will be on enhancing and evolving the aesthetics and creative expression of the brand by focusing on the novelty and color components of our merchandise assortments while also listening to and responding to the desires of our customers. We believe that our continued investment in this area is critical to our future success. However, we are mindful of the short-term profitability impact of making those investments in advance of reaping the benefits and accordingly we plan to closely monitor and judiciously manage any further incremental spending. Specifically, and in addition to the merchandising enhancements noted above, during 2005 we plan to (i) embark on a three-year Product Life-cycle Management system implementation; (ii) continue to develop our in-house accessories design group; (iii) continue to refine and improve the fit of our merchandise; and (iv) expand our product categories. There can be no assurance that the changes we are making in the product development and merchandising area will result in increased sales or profitability in the future.

        Our business in 2005 has been very difficult across both segments. We attribute this weakness to several factors including, poor response to our early spring marketing campaigns and product offerings. We believe that our first spring marketing message, with its focus on boating, may have been too summery and our current marketing campaign is facing some very difficult comparisons as we anniversary our highly successful "Tickled Pink" campaign from last year. We believe that our ongoing design initiatives, combined with our fit evolution, may be creating the appearance that we are shifting our focus to a different or younger customer. While this is not our strategy, we acknowledge that any change in the look, feel or fit of our merchandise has the potential to confuse the customer. We will continue to closely monitor our customers' response to the changes we are making in order to mitigate risk during this transition period and to better understand the customers' recent preferences and perception of the J. Jill brand. We plan to continue to evolve our fit and styling mix, by channel, to best serve both our existing and new customers. Based on the sales trends we have experienced since the beginning of 2005 we currently expect to generate a loss in the first quarter of 2005 of between $0.25 and $0.28 per share. Our gross margin as a percentage of net sales is expected to decline significantly compared to the first quarter of fiscal 2004 primarily as a result of increased off price selling and promotional activity, higher inventory markdowns associated with current season overstocks and the de-leveraging of operating expenses over lower than expected net sales. Selling, general and administrative expenses are also expected to de-leverage on lower than expected net sales. We currently expect these trends to continue beyond the first quarter of 2005. This forward-looking financial information is not a guarantee of actual performance. Historically, our performance has deviated, often materially, from our projections. These statements do not include the potential for any business risks, opportunities or other developments that may occur after March 10, 2005.

Results of Operations

        The following table presents our consolidated statements of operations expressed as a percentage of net sales:

	Twelve Months Ended
	December 25, 2004	December 27, 2003	December 28, 2002
		(Restated)	(Restated)
Net sales	100.0%	100.0%	100.0%
Cost of products and merchandising	64.0	66.4	62.2

Gross margin	36.0	33.6	37.8
Selling, general and administrative expenses	32.5	30.2	28.6

Operating income	3.5	3.4	9.2
Interest income	0.2	0.1	0.2
Interest expense	0.3	0.3	0.4

Interest expense, net	0.1	0.2	0.2

Income before taxes	3.4	3.2	9.0
Income tax provision	1.4	1.3	3.7

Net income	2.0%	1.9%	5.3%

        The following table summarizes net sales by segment (in thousands):

	Twelve Months Ended
	December 25, 2004	December 27, 2003	December 28, 2002
Retail	$238,776	$176,762	$127,847
Direct	191,074	194,993	215,426
Other (1)	5,017	5,149	4,301

Total net sales	$434,867	$376,904	$347,574

(1)
Other represents outlet store net sales.

Comparison of Fiscal 2004 to Fiscal 2003

        Net sales increased by $58.0 million, or 15.4%, to $434.9 million during fiscal 2004 from $376.9 million during fiscal 2003 primarily as a result of increased store count and higher sales productivity in both segments partially offset by lower circulation in our direct segment. Retail segment net sales increased by $62.0 million, or 35.1%, during fiscal 2004. This increase is attributable to a 25.7% increase in the weighted average square footage of retail stores open during the year and a 7.5% increase in retail segment sales productivity, as measured by net sales per weighted average square foot. During fiscal 2004, we opened 28 retail stores and ended the year with 150 retail stores. Comparable store sales for stores open at least one full fiscal year increased by 11.1% during fiscal 2004. Direct segment net sales decreased by $3.9 million, or 2.0%, during fiscal 2004, as square inches circulated decreased by 15.2% while direct segment sales productivity, as measured by net sales per 1,000 square inches circulated increased by 15.5%. The increases in the sales productivity of the retail and direct segments during fiscal 2004 are primarily attributable to the positive customer reaction to our spring season merchandise. In addition, direct segment sales productivity was also positively affected by planned page count reductions and lower customer return rates. Internet net sales represented 42.2% of total direct segment net sales during fiscal 2004 compared to 35.4% during fiscal 2003. The increase in internet net sales is primarily attributable to the increased use of out-bound e-mails and cross-channel marketing. We expect internet net sales to represent an increasing portion of our total direct business over time. We expect our future growth to come from our retail segment.

        Gross margin represents net sales less cost of products and merchandising. Cost of products and merchandising consists primarily of product costs (e.g., product development, sourcing, merchandising, inventory control and inventory acquisition costs and inventory markdowns) and operating costs (e.g., occupancy and depreciation costs for our retail stores, order processing costs and distribution facility costs). During fiscal 2004, gross margin increased by $29.8 million, or 23.5%, to $156.5 million from $126.7 million during fiscal 2003. As a percentage of net sales, gross margin increased to 36.0% during fiscal 2004 from 33.6% during fiscal 2003. The 2.4 percentage point increase in gross margin as a percentage of net sales was attributable to a 1.6 percentage point decrease in product costs and a 0.8 percentage point decrease in operating costs, both as a percentage of net sales. Product costs as a percentage of net sales decreased primarily as a result of lower inventory markdowns and a shift in the mix of sales toward full price, particularly in our retail segment. The decrease in operating costs as a percentage of net sales was attributable to a 23.5% increase in retail segment operating costs and an 1.8% increase in direct segment operating costs, offset by the leveraging effect of the 15.4% year-over-year increase in net sales. In addition, lower operations-related depreciation also contributed to the decrease in operating costs as a percentage of net sales. These factors were partially offset by the shift in the mix of our business toward retail and the fact that retail segment operating costs are currently higher as a percentage of net sales than direct segment operating costs. We expect the differences between our retail and direct segment cost structures to diminish as we continue to focus on increasing the productivity of our retail stores; however, if our sales per square foot do not increase, the retail segment's overall profitability may not materially change in the future.

        Selling, general and administrative expenses consist primarily of retail store selling costs, costs to produce, print and distribute catalogs, and website and corporate administrative costs. During fiscal 2004, selling, general and administrative expenses increased by $27.1 million, or 23.8%, to $141.1 million from $114.0 million during fiscal 2003. As a percentage of net sales, selling, general and administrative expenses increased to 32.5% during fiscal 2004 from 30.2% during fiscal 2003. The 2.3 percentage point increase in selling, general and administrative expenses as a percentage of net sales was attributable to a 0.7 percentage point increase in selling expenses and a 1.6 percentage point increase in general and administrative expenses, both as a percentage of net sales. The increase in selling expenses as a percentage of net sales was attributable to a 43.3% increase in retail segment selling expenses, including a significant increase in costs associated with mailing catalogs to retail-only customers, a 6.0% decrease in direct segment selling expenses and the leveraging effect of the 15.4% year-over-year increase in net sales. In addition, selling expenses as a percentage of net sales was negatively affected by the shift in the mix of our business toward retail and the fact that retail segment selling expenses are currently higher as a percentage of net sales than direct segment selling expenses. We expect the differences between our retail and direct segment cost structures to diminish as we continue to focus on increasing the productivity of our retail stores; however, if our sales per square foot do not increase, the retail segment's overall profitability may not materially change in the future. General and administrative expenses as a percentage of net sales increased primarily as a result of increased spending on professional fees and employee-related costs, together representing a $7.5 million year-over-year increase in expenses. In fiscal 2004, professional fees incurred in connection with our efforts to comply with the Sarbanes-Oxley Act, excluding independent registered accounting firm fees of approximately $0.7 million, totaled approximately $1.7 million. We estimate that this expense will decrease by approximately $1.0 million in 2005. In addition, during fiscal 2004 we incurred consulting and legal fees of approximately $0.9 million in connection with the implementation of changes in our operating structure. We do not expect these expenses to recur in 2005.

        Interest income increased to $0.7 million during fiscal 2004 from $0.5 million during fiscal 2003 largely as a result of higher rates of return earned on our marketable securities investments in fiscal 2004. Interest expense decreased to $1.1 million during fiscal 2004 from $1.2 million during fiscal 2003.

Comparison of Fiscal 2003 to Fiscal 2002

        Net sales increased by $29.3 million, or 8.4%, to $376.9 million during fiscal 2003 from $347.6 million during fiscal 2002 primarily as a result of increased store count partially offset by lower sales productivity in both segments. Retail segment net sales increased by $48.9 million, or 38.3%, during fiscal 2003. This increase is attributable to a 45.9% increase in the weighted average square footage of retail stores open during the year partially offset by a 5.3% decrease in retail segment sales productivity. During fiscal 2003, we opened 34 retail stores and ended the year with 122 retail stores. Direct segment net sales decreased by $20.4 million, or 9.5%, during fiscal 2003. This decrease is attributable to a 1.2% increase in square inches circulated being more than offset by a 10.5% decrease in direct segment sales productivity. The decreases in the sales productivity in the retail and direct segments during fiscal 2003 are primarily attributable to merchandising issues associated with our outdated product development and merchandising infrastructure. Internet net sales represented 35.4% of total direct segment net sales during fiscal 2003 compared to 30.7% during fiscal 2002.

        During fiscal 2003, our gross margin decreased by $4.8 million, or 3.6% to $126.7 million from $131.4 million during fiscal 2002. As a percentage of net sales, our gross margin decreased to 33.6% during fiscal 2003 from 37.8% during fiscal 2002. The 4.2 percentage point decrease in gross margin as a percentage of net sales was attributable to a 3.4 percentage point increase in product costs and a 0.8 percentage point increase in operating costs, both as a percentage of net sales. Product costs as a percentage of net sales increased primarily as a result of increased off price selling in both segments and deeper sales discounts taken on off price merchandise in our retail segment during fiscal 2003. In addition, higher inventory markdowns also contributed to the increase in product costs as a percentage of net sales. Operating costs as a percentage of net sales increased primarily as a result of lower sales productivity in both segments. Gross margin was also affected by the shift in the mix of the business toward retail and the fact that retail segment operating costs are higher as a percentage of net sales than direct segment operating costs.

        During fiscal 2003, selling, general and administrative expenses increased by $14.6 million, or 14.6%, to $114.0 million from $99.5 million during fiscal 2002. As a percentage of net sales, selling, general and administrative expenses increased to 30.2% during fiscal 2003 from 28.6% during fiscal 2002. The 1.6 percentage point increase in selling, general and administrative expenses as a percentage of net sales was attributable to a 2.0 percentage point increase in selling expenses partially offset by a 0.4 percentage point decrease in general and administrative expenses, both as a percentage of net sales. Selling expenses as a percentage of net sales increased primarily as a result of lower sales productivity experienced in both the direct and retail segments as well as the shift in the mix of the business toward retail and the fact that retail segment selling expenses are higher as a percentage of net sales than direct segment selling expenses. General and administrative expenses as a percentage of net sales decreased primarily as a result of the leveraging of such expenses over greater total company net sales. During fiscal 2003, spending on infrastructure investments, insurance and professional fees was $2.6 million higher than in fiscal 2002, but this spending increase was partially offset by cost savings associated with two significant charges taken in fiscal 2002 that were not repeated in fiscal 2003. During fiscal 2002, general and administrative expenses included approximately $1.2 million for cost incurred related to a potential strategic acquisition by us that was abandoned and a charge of $1.0 million for a fully vested discretionary contribution to our deferred compensation plan.

        Interest income decreased to $0.5 million during fiscal 2003 from $0.6 million during fiscal 2002. Interest expense decreased to $1.2 million during fiscal 2003 from $1.4 million during fiscal 2003. The decrease in interest income and interest expense resulted primarily from lower interest rates.

Income Taxes

        We provide for income taxes at an effective tax rate that includes the full federal and state statutory tax rates. Our effective tax rates for fiscal 2004, fiscal 2003 and fiscal 2002, were 42.0%, 41.0% and 40.9%, respectively. Our effective tax rate for fiscal 2004 was negatively affected as a result of conducting business in states with higher tax rates. Our effective tax rate for fiscal 2004 was also negatively affected by an increase in the projected amount of non-deductible expenses and a valuation allowance that we established at December 25, 2004 for $0.2 million. This valuation allowance relates to certain state net operating loss ("NOL") carryforwards where we believe that it is more likely than not that the associated tax benefit will not be realized. The effective tax rate for fiscal 2003 includes the impact of the reversal of a $0.1 million valuation allowance. Our effective tax rate for 2005 is estimated to increase as compared to fiscal 2004 primarily as a result of higher taxable income in states where we do business.

Segment Discussion and Analysis

        We currently have two reportable business segments, retail and direct. Segment reporting is intended to give financial statement users a view of our business "through the eyes of management." Our internal management reporting is the basis for the information disclosed for our business segments. In accordance with generally accepted accounting principles ("GAAP"), our internally defined measure of segment profit or loss, segment contribution, is required to be disclosed, but is not a GAAP measure. Information related to segment contribution should be read in conjunction with the reconciliation to "Operating income" as determined by GAAP.

        During the first quarter of fiscal 2004, we changed our segment reporting as a result of changes in the way management views the business. Outlet store revenues and expenses and inventory control costs, previously included in the retail and direct segments, have been reclassified to other. Additionally, we now include certain previously unallocated costs in the retail and direct segments, including certain sales allowances and order fulfillment costs. Net sales and segment contribution information for fiscal 2003 and fiscal 2002 have been reclassified to conform to current period presentation.

        We evaluate segment profitability based on the contribution of each segment. Segment contribution represents each segment's net sales less direct costs related to the segment's operations. Direct costs for the retail and direct segments include merchandise acquisition and control costs and inventory markdowns. Direct costs also include retail store selling, including costs associated with catalogs mailed to retail-only customers, occupancy, depreciation, inventory distribution and administrative costs for the retail segment and catalog costs, certain order processing costs, fulfillment costs and internet selling costs for the direct segment. Segment contribution less other and general and administrative expenses is equal to operating income. Other represents unallocated shared-service costs such as product development, sourcing, merchandising, inventory control and distribution facility costs, as well as outlet store revenues and expenses. General and administrative expenses include corporate executive management costs, support service costs (e.g., shared information systems, finance and human resources) and corporate headquarters occupancy costs.

        The accounting policies of our segments are the same as those described in "Note B" to the accompanying consolidated financial statements. Inter-segment balances and transactions have been eliminated.

        The following table provides a reconciliation of segment contribution to operating income (in thousands):

	Twelve Months Ended
	December 25, 2004	December 27, 2003	December 28, 2002
		(Restated)	(Restated)
Retail segment contribution	$22,085	$5,623	$7,958
Direct segment contribution	44,490	46,269	60,924
Other (1)	(18,820)	(16,821)	(14,882)
General and administrative expenses	(32,419)	(22,434)	(22,044)

Operating income	$15,336	$12,637	$31,956

(1)
Other represents unallocated shared-service costs and outlet store revenues and expenses.

Segment Comparison of Fiscal 2004 to Fiscal 2003

  Retail segment contribution

        The retail segment's fiscal 2004 contribution increased by $16.5 million, or 292.8%, to $22.1 million from $5.6 million during fiscal 2003. As a percentage of segment net sales, segment contribution increased to 9.2% during fiscal 2004 from 3.2% during fiscal 2003. The 6.0 percentage point increase in segment contribution as a percentage of net sales was attributable to a 5.6 percentage point decrease in product costs and a 2.0 percentage point decrease in operating costs partially offset by a 1.6 percentage point increase in selling expenses, all as a percentage of net sales. Segment product costs as a percentage of net sales decreased primarily as a result of a shift in the mix of sales toward full price and lower inventory markdowns. Segment operating costs as a percentage of net sales decreased primarily as a result of the positive leverage on fixed operating costs such as occupancy and depreciation that comes from higher sales productivity per square foot. Segment selling expenses as a percentage of net sales increased primarily as a result of higher advertising costs, including costs associated with catalogs mailed to retail-only customers, and in-store visual costs. Advertising and visual costs more than doubled in fiscal 2004 as compared to fiscal 2003.

  Direct segment contribution

        The direct segment's fiscal 2004 contribution decreased by $1.8 million, or 3.8%, to $44.5 million from $46.3 million during fiscal 2003. As a percentage of segment net sales, segment contribution decreased to 23.3% during fiscal 2004 from 23.7% during fiscal 2003. The 0.4 percentage point decrease in segment contribution as a percentage of net sales was attributable to a 0.7 percentage point increase in product costs and a 0.6 percentage point increase in operating costs partially offset by a 0.9 percentage point decrease in selling expenses, all as a percentage of net sales. Segment product costs as a percentage of net sales increased primarily as a result of deeper discounting of our off price offerings partially offset by lower inventory markdowns. Segment operating costs as a percentage of net sales increased primarily as a result of higher order processing costs (e.g., order taking and fulfillment expenses). Segment selling expenses as a percentage of net sales decreased primarily as a result of the leveraging of lower catalog costs over net sales. Catalog costs were lower during fiscal 2004 as compared to fiscal 2003 primarily as a result of planned page count reductions.

  Other

        Other net expenses increased by $2.0 million, or 11.9%, to $18.8 million during fiscal 2004 from $16.8 million during fiscal 2003 primarily as a result of $3.4 million of incremental spending on our product development and merchandising organization partially offset by $1.3 million in lower depreciation expense primarily associated with certain fully depreciated systems and equipment.

  General and administrative expenses

        General and administrative expenses increased by $10.0 million, or 44.5%, to $32.4 million during fiscal 2004 from $22.4 million during fiscal 2003. Please see our discussion of general and administrative expenses under the heading "Comparison of Fiscal 2004 to Fiscal 2003" above.

Segment Comparison with Fiscal 2003 to Fiscal 2002

  Retail segment contribution

        The retail segment's fiscal 2003 contribution decreased by $2.3 million, or 29.3%, to $5.6 million from $8.0 million during fiscal 2002. As a percentage of segment net sales, segment contribution decreased to 3.2% during fiscal 2003 from 6.2% during fiscal 2002. The 3.0 percentage point decrease in segment contribution as a percentage of net sales was attributable to a 3.7 percentage point increase in product costs partially offset by a 0.3 percentage point decrease in operating costs and a 0.4 percentage point decrease in selling expenses, all as a percentage of net sales. Segment product costs as a percentage of net sales increased primarily as a result of higher inventory markdowns, increased off price sales and deeper sales discounts taken on our off price merchandise.

  Direct segment contribution

        The direct segment's fiscal 2003 contribution decreased by $14.7 million, or 24.1%, to $46.3 million from $60.9 million during fiscal 2002. As a percentage of segment net sales, segment contribution decreased to 23.7% during fiscal 2003 from 28.3% during fiscal 2002. The 4.6 percentage point decrease in segment contribution as a percentage of net sales was attributable to a 1.0 percentage point increase in product costs, a 0.7 percentage point increase in operating costs and a 2.9 percentage point increase in selling expenses, all as a percentage of net sales. Segment product costs as a percentage of net sales increased primarily as a result of higher inventory markdowns and an increase in off price sales. Segment operating costs as a percentage of net sales increased primarily as a result of higher order processing costs (e.g., order taking, shipping and order fulfillment expenses) as a percentage of net sales. Segment selling expenses as a percentage of net sales increased primarily as a result of lower sales productivity.

  Other

        Other net expenses increased by $1.9 million, or 13.0%, to $16.8 million during fiscal 2003 from $14.9 million during fiscal 2002 primarily as a result of $1.5 million of incremental spending on our product development and merchandising organization.

  General and administrative expenses

        General and administrative expenses increased by $0.4 million, or 1.8%, to $22.4 million during fiscal 2003 from $22.0 million during fiscal 2002. Please see our discussion of general and administrative expenses under the heading "Comparison of Fiscal 2003 to Fiscal 2002" above.

Seasonality and Quarterly Fluctuations

        We expect there to be fluctuations in our net sales from quarter to quarter, with the highest net sales coming in the second and fourth quarters of our fiscal year and the lowest in the first and third quarters.

See "Note M" for selected quarterly financial data, including information regarding our quarterly net sales. As our retail store sales become a greater portion of our overall business, our business is becoming more seasonal. Our retail store rollout plan is expected to materially impact year-over-year comparisons of our net sales. Also, January is included in our first fiscal quarter, but is included in the fourth fiscal quarter for many other retailers. Because January is a month that traditionally involves significant promotional pricing, this difference needs to be taken into account when making comparisons of our financial performance for interim periods with that of other retailers.

Liquidity and Capital Resources

        Our principal working capital needs arise from the need to support costs incurred in advance of revenue generation, primarily inventory acquisition, catalog development, production and mailing costs. We have two selling seasons that correspond to the fashion seasons. The spring season begins in January and ends in July. The fall season begins in July and ends in January. Our capital investment needs arise from initiatives intended to support our growth, including our retail store rollout and improvements to our physical and operating infrastructure. During fiscal 2004, we funded our working capital and capital investment needs with cash generated from operations and cash on hand.

        During fiscal 2004, we invested $34.2 million in marketable securities in an effort to increase the rate of return on cash. We intend to maintain a liquid portfolio consisting primarily of fixed-income securities. At December 25, 2004, the aggregate fair value of our marketable securities was $34.1 million. We did not have any marketable securities during fiscal 2003 and fiscal 2002. As a result of this investment, cash and cash equivalents ("cash") decreased by $27.3 million during fiscal 2004. We generated $35.5 million in cash from operations, invested $28.8 million in property and equipment primarily related to our retail store rollout, and received $3.1 million from stock transactions primarily from the exercise of stock options. During fiscal 2004, net income before depreciation and amortization, additional deferred credits from landlords and higher amounts accrued and payable were the primary sources of cash from operations. The primary use of cash from operations related to increases in inventory.

        Cash increased by $14.6 million during fiscal 2003. We generated $50.7 million in cash from operations, invested $34.3 million in property and equipment primarily related to our retail store rollout, and paid down $1.6 million in debt. During fiscal 2003, net income before depreciation and amortization, additional deferred credits from landlords and decreases in inventory were the primary sources of cash from operations. The primary use of cash from operations related to increases in other assets primarily as a result of prepaid income taxes.

        Accounts receivable balances at December 25, 2004 and December 27, 2003 were relatively comparable primarily as a result of higher deferred billing receivables being offset by lower receivables from landlords. Our deferred billing programs provide our customers with the option of deferring payment for their purchases. The deferral period is generally 60 to 90 days. For deferred billing offered on our private label credit card, we typically receive cash from the sale within four business days from the date of purchase. For deferred billing offered on major credit cards, we receive cash after the deferral period expires, net of any returns or adjustments processed during the deferral period. At December 25, 2004 and December 27, 2003, there were $8.8 million and $7.8 million, respectively, of trade receivables outstanding related to our deferred billing programs.

        Inventory at December 25, 2004 was 28.7%, or $8.1 million, higher than at December 27, 2003 primarily as a result of higher upcoming spring season inventory balances on hand at the end of fiscal 2004 as compared to the end of fiscal 2003 and inventory associated with 28 new retail stores opened since December 27, 2003. At December 25, 2004, inventory balances from the 2004 fall season were up significantly as compared to 2003 fall season balances at December 27, 2003. This increase was almost entirely offset however by lower prior season inventory balances. In fiscal 2004 the inventory turn in our retail segment increased to 4.4 turns per year from 3.2 in fiscal 2003. Inventory per store in our retail segment was 12.2% higher at December 25, 2004 than at December 27, 2003.

        A summary of our inventory balances follows (in thousands):

	December 25, 2004	December 27, 2003
Retail	$21,892	$15,877
Direct	13,759	11,657
Other (1)	561	597

Total	$36,212	$28,131

(1)
Other consists of inventory related to outlet stores.

        Accounts payable balances at December 25, 2004 were 17.4%, or $2.6 million, higher than at December 27, 2003 primarily as a result of higher amounts payable for inventory partially offset by lower expense payables.

        Accrued expenses at December 25, 2004 were 18.7%, or $4.3 million, higher than at December 27, 2003 primarily as a result of higher accrued amounts for gift certificates, insurance, deferred compensation and professional fees partially offset by lower amounts for customer refunds in process.

        Deferred credits from landlords and other at December 25, 2004 were 15.2%, or $6.3 million, higher than at December 27, 2003 primarily as a result of opening additional retail stores. Deferred credits from landlords and other consists primarily of step rent and allowances from landlords related to our retail stores. Step rent represents the difference between actual operating lease payments due and straight-line rent expense, which is recorded by us over the term of the lease, including the build-out period. This amount is recorded as a deferred credit in the early years of the lease, when cash payments are generally lower than straight-line rent expense, and reduced in the later years of the lease when payments begin to exceed the straight-line expense. Landlord allowances are generally comprised of amounts promised to us by landlords in the form of cash or rent abatements. These allowances are part of the negotiated terms of the lease. In situations where cash is to be received, we record a receivable for the full amount of the allowance when certain performance criteria articulated in the lease are met, typically when the store opens, and a liability is concurrently established. This deferred credit from landlords is amortized into income (through lower rent expense) over the term (including the pre-opening build-out period) of the applicable lease and the receivable is reduced as amounts are received from the landlord. The liability for unamortized landlord allowances, including current portion, was $39.5 million and $33.8 million at December 25, 2004 and December 27, 2003, respectively.

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

        During fiscal 2004 we opened 28 retail stores and at December 25, 2004 we had 150 retail stores and five outlet stores open. With our front-end product development and merchandising transition underway and taking into account our strong balance sheet and the increasingly competitive landscape within our target demographic, we plan to accelerate our new store openings in 2005. We currently plan to open 40 new retail stores in 2005. The cash requirements related to our retail store rollout are significant and are primarily comprised of leasehold improvements, net of landlord allowances, and initial inventory acquisition costs. Construction commitments are typically made one to six months in advance of a new retail store opening and actual construction typically begins two to three months before the store opens.

The initial net cash requirements for opening a new retail store are currently estimated at an average of approximately $0.4 million per store.

        The following table summarizes our contractual obligations, aggregated by type, at December 25, 2004 (in thousands):

	Payments Due By Period (1)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations (2)	$230,636	$26,665	$60,029	$61,450	$82,492
Long-term debt obligations (3)	12,236	1,805	1,499	8,932	—
Fixed future interest payments on debt (4)	3,055	806	1,397	852	—
Inventory purchase obligations (5)	108,574	108,574	—	—	—
Non-inventory purchase obligations (6)	20,200	15,574	4,440	186	—

Total (7)	$374,701	$153,424	$67,365	$71,420	$82,492

(1)
The amounts set forth in the "Less than 1 Year" column represents amounts to be paid in 2005, the "1-3 Years" column represents amounts to be paid in 2006 and 2007, the "3-5 Years" column represents amounts to be paid in 2008 and 2009 and the "More than 5 Years" column represents amounts to be paid after 2009.

(2)
See "Note K" to the accompanying consolidated financial statements.

(3)
Does not include interest payments. See the accompanying consolidated statement of operations for our gross interest expense for the last three fiscal years. See "Note E" to the accompanying consolidated financial statements for a summary of our long-term debt outstanding at December 25, 2004 and December 27, 2003. The weighted average interest rate for amounts outstanding under our credit facilities during fiscal 2004 and fiscal 2003 was 6.83% and 7.01% per annum, respectively. Cash paid for interest during fiscal 2004 and fiscal 2003 was $0.9 million and $1.1 million, respectively.

(4)
Represents future fixed interest payments under our real estate and equipment loans.

(5)
Represents amounts to be paid under agreements to purchase inventory that are enforceable and legally binding and that specify all significant terms at December 25, 2004.

(6)
Represents amounts to be paid under agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms at December 25, 2004. Amounts include, but are not limited to, obligations relating to retail store construction or other property and equipment, obligations relating to goods or services ordered in the ordinary course of business, obligations arising as a result of minimum service level provisions in certain contracts, obligations where an early termination penalty might be assessed in the event of early termination of the contract and obligations under employment agreements.

(7)
Contingent obligations, such as amounts that might become due under the change-in-control severance arrangements with our executive officers or amounts that may become due under contracts or open purchase orders depending on future period volume, are not included in the table.

        Our credit facilities at December 25, 2004 consisted of (i) a $60.0 million revolving credit facility (the "Revolving Credit Facility"); (ii) a $12.0 million real estate loan (the "Tilton Facility Loan"); and (iii) a $4.1 million equipment loan (the "Equipment Loan").

        On September 30, 2004, we amended the Revolving Credit Facility primarily to extend its term and modify or delete certain lending conditions and covenants. The maturity date of the Revolving Credit Facility, as amended, is June 1, 2006. The total amount available under the Revolving Credit Facility is $60.0 million and is reduced by outstanding borrowings and outstanding letters of credit. Outstanding borrowings may not exceed $20.0 million. Letters of credit are primarily used to procure inventory from foreign vendors. The Revolving Credit Facility is collateralized by substantially all of our personal property, both tangible and intangible. Outstanding borrowings bear interest at an annual rate equal to the prime lending rate announced by one of the participating banks or the LIBOR lending rate plus 1.75% per annum. At December 25, 2004, the Revolving Credit Facility bore interest at 5.25% per annum. There were no outstanding borrowings on the Revolving Credit Facility at December 25, 2004 or December 27, 2003. Outstanding letters of credit totaled $40.6 million and $25.5 million at December 25, 2004 and December 27, 2003, respectively. Availability under the Revolving Credit Facility at December 25, 2004 and December 27, 2003 was $19.4 million and $34.5 million, respectively, subject in each case to the borrowing cap. Outstanding letters of credit do not bear interest. We are required to pay a commitment fee of 1/4 of 1% per annum on the unused portion of the Revolving Credit Facility.

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

        Our credit facilities contain various lending conditions and covenants including restrictions on permitted liens. We were in compliance with the covenants associated with our credit facilities as of and for the fiscal years ended December 25, 2004, December 27, 2003 and December 28, 2002.

        We plan to embark on the implementation of several key operating systems in 2005 including; (i) a Product Life-cycle Management System; (ii) a suite of purchasing, inventory management and planning system; and (iii) a centralized Data Warehouse. All of these systems initiatives are long-term projects with implementation periods ranging from two to four years at an estimated aggregate cost of approximately $8.0 million. We believe that these systems are necessary to support our future growth.

        Our sources of cash include cash on hand, our investments in marketable securities, available borrowing capacity under our Revolving Credit Facility and anticipated cash flow from operations. Our principal uses of cash include cash required to support current operations as well as investments in infrastructure and our retail store rollout. Based on current operating conditions, we believe we have sufficient sources of cash to execute our operating plans and fund our planned operating and systems infrastructure investments, capital expenditures and commitments for the foreseeable future. Should current operating conditions deteriorate, we believe we have some flexibility to adjust our mid-to-long-term operating plans, including our retail store rollout and our circulation strategies.

Critical Accounting Policies

        In the normal course of business, we record inventory markdowns associated with our overstocked merchandise. We look at past and projected sales performance and inventory on hand and on order when calculating an expected level of overstocks. Based on the estimated level of overstocks and the estimated net realizable amount of the overstocks, we record inventory markdowns in order to state our inventory at the lower of cost or market. We have internal and external liquidation vehicles that we utilize to liquidate our overstocks. Internal channels, including sales catalogs, price reductions in the retail stores and our five outlet stores generally require lower markdowns and are considered first. After the internal capacity is exceeded, external channels are considered. External channels include discount marketers and inventory liquidators. If the cumulative write-downs associated with inventory markdowns are not accurate our gross margin and inventory balances may be overstated or understated.

        We record accruals for estimated product returns for direct segment sales using the following process. First, we determine an appropriate return rate for each current catalog. In doing so, we consider a number of factors, including prior years' and prior seasons' return rates for comparable J. Jill catalogs and internet offerings, trends in return rates from season to season and within the current season and applicable operational factors. Once a return rate is determined, it is monitored and updated periodically as appropriate to reflect changes in underlying assumptions based on actual experience. The return rate is used to calculate an appropriate returns allowance for the applicable catalog or internet offering for the applicable period. We also provide a returns allowance for retail segment sales. We provide this allowance based on projected merchandise returns, taking into consideration historical experience and other factors. These returns allowances are recorded as a reduction to net sales for the estimated retail value of the projected merchandise returns and as a reduction to cost of products for the corresponding cost amount. If our estimated returns allowances are not accurate, our returns reserves may be understated or overstated, resulting in an overstatement or understatement, respectively, of sales and earnings.

        We incur costs to produce, print and distribute our catalogs. Catalog costs in our direct segment are considered direct response advertising and as such are capitalized as incurred and amortized over the expected sales life of each catalog, which is generally a period not exceeding six months. Creative costs for a season, which will benefit multiple catalogs, are allocated to each catalog taking into consideration relative catalog size and circulation. The amortization of our direct segment catalog costs is meant to match revenues with expenses. The expected sales life of each catalog is determined based on a detailed marketing forecast, which considers historical experience for similar catalogs as well as current sales trends. These forecasts are updated frequently during the most active period of selling for each catalog to determine the expected total sales of the catalog. We monitor changes to the forecast and adjust the amortization period accordingly. If our calculation of the amortization period is incorrect, it could result in a mismatch of revenues and expenses in a particular period. Catalog costs in our retail segment are considered advertising and as such are expensed as incurred.

        We periodically consider whether there has been a permanent impairment in the value of our long-lived assets, primarily property and equipment. We evaluate various factors after a start-up phase, including current and projected future operating results and the undiscounted cash flows for the underperforming long-lived assets. We then compare the carrying amount of the asset to the estimated future undiscounted cash flows expected to result from the use of the asset. To the extent that the estimated future undiscounted cash flows are less than the carrying amount of the asset, the asset is written down to its estimated fair market value and an impairment loss is recognized. The value of impaired long-lived assets may be adjusted downward periodically based on changes in these factors. Any adjustments to the value of our long-lived assets are included in either cost of products and merchandising or selling, general and administrative expenses depending on where depreciation related to that asset has been historically recorded. If our estimate of the future undiscounted cash flows expected to result from the use of the asset is incorrect, the carrying value of our long-lived assets may be overstated or understated.

Recent Accounting Standards

        In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement No. 123R ("SFAS 123R"), "Share-Based Payment," a revision of FASB issued Statement No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." SFAS 123R requires the measurement of all stock-based payments to employees, including grants of employee stock options and stock purchase rights granted pursuant to certain employee stock purchase plans, using a fair-value based method and the recording of such expense in our consolidated statements of operations. The accounting provisions of SFAS 123R are effective for reporting periods beginning after June 15, 2005. Accordingly, we are required to adopt SFAS 123R in the third quarter of 2005. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. See "Note B" to the accompanying consolidated financial statements for the pro forma net income and earnings per share amounts for fiscal 2002 through fiscal 2004, as if we had used a fair-value based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock-based compensation awards. We are currently evaluating the provisions of SFAS 123R. The adoption of this standard is expected to have a material effect on our consolidated financial statements. Based on our current projections, we expect the future expense to be recognized as a result of the adoption of SFAS 123R to be significantly less than the pro forma amounts historically disclosed in the notes to our consolidated financial statements due to the fact that many of our historical grants will be fully expensed as of the third quarter of 2005 and we anticipate a significant reduction in the amount of options to be granted in the future.

        In November 2004, the FASB issued Statement No. 151 ("SFAS 151"), "Inventory Costs." SFAS 151 amends the guidance in Accounting Research Bulletin No. 43, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current period charges and that the allocation of fixed production overheads to the cost of converting work in process to finished goods be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this statement is not expected to have a material impact on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

        Our objective in managing our long-term exposure to interest rate and foreign currency rate changes is to limit the material impact of the changes on cash flows and earnings and to lower our overall borrowing costs. To achieve our objectives, we periodically identify these risks and manage them through our regular operating and financing activities. These activities include periodic refinancing of debt obligations to increase availability while minimizing financing costs, considering fixed and variable rate debt positions and periodic review of the return on investment of our marketable securities portfolio. Marketable securities investments are subject to interest rate and credit risks. Changes in interest rates may affect our operating results. We currently invest in highly liquid, interest bearing instruments, primarily municipal debt securities. Our investments include securities with a minimum credit rating of A1 by Moody's and A+ by Standard and Poor and no individual investment in the portfolio, except investments in U.S. Treasury and U.S. Agency securities, is greater than 10% of the total portfolio, so potential losses on individual securities is minimized. Our investment policy limits interest rate risk by requiring the investment portfolio to be structured such that securities mature to meet cash requirements for ongoing operations, thereby avoiding the need to sell securities on the open market prior to maturity. In addition, operating funds are invested primarily in shorter-term securities, money market mutual funds, or similar investment pools. We do not currently use derivative financial instruments. We have calculated the effect of a 10% change in interest rates over a month for both our debt obligations and our marketable securities investments and determined the effect to be immaterial. We do not foresee or expect any significant changes in the management of foreign currency or interest rate exposures or in the strategies we employ to manage such exposures in the near future.

        We have established a trust in connection with our deferred compensation plan. The trust assets are invested in corporate owned life insurance in a manner that is designed to approximate the measurement designations of the plan participants, for both vested and unvested balances. Investments are exposed to various risks, such as interest rate, market and credit risks. Due to the level of risk associated with certain investments, it is at least reasonably possible that changes in the values of these investments will occur in the near term and that such changes will also impact participant deferred compensation balances based on the measurement designations made by the plan participants. Changes in value of the trust assets are intended to mirror changes in the value of the participants' deferred compensation accounts.

Item 8. Consolidated Financial Statements and Supplementary Data

THE J. JILL GROUP, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The J. Jill Group, Inc.:

        We have completed an integrated audit of The J. Jill Group, Inc.'s 2004 consolidated financial statements and of its internal control over financial reporting as of December 25, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of The J. Jill Group, Inc. and its subsidiaries at December 25, 2004 and December 27, 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 25, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As described in Note B, Restatement of Prior Financial Information, the Company has corrected its accounting for leases and restated previously issued financial statements.

Internal control over financial reporting

        Also, in our opinion, management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 25, 2004 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 25, 2004, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
March 10, 2005

THE J. JILL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 25, 2004	December 27, 2003
		(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$31,966	$59,287
Cash held in escrow	872	783
Marketable securities	34,062	—
Accounts receivable, net	18,579	18,634
Inventory	36,212	28,131
Prepaid catalog expenses	3,894	4,106
Deferred income taxes	9,761	7,041
Other current assets	8,237	6,772

Total current assets	143,583	124,754
Property and equipment, net	133,972	125,316
Other non-current assets	5,141	3,900

Total assets	$282,696	$253,970

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$17,523	$14,930
Accrued expenses	27,158	22,883
Accrued customer returns	7,494	7,289
Current portion of long-term debt	1,805	1,706

Total current liabilities	53,980	46,808
Long-term debt, less current portion	10,431	12,236
Deferred credits from landlords and other	47,387	41,122
Deferred income taxes	6,841	2,725
Commitments and contingencies
Stockholders' equity:
Special preferred stock (par value $0.01) 1,000,000 shares authorized	—	—
Common stock (par value $0.01) 30,000,000 shares authorized, 20,109,789 and 19,658,303 shares issued and outstanding as of December 25, 2004 and December 27, 2003, respectively	201	197
Additional paid-in capital	112,508	108,151
Accumulated other comprehensive loss	(89)	—
Retained earnings	51,437	42,731

Total stockholders' equity	164,057	151,079

Total liabilities and stockholders' equity	$282,696	$253,970

The accompanying notes are an integral part of the consolidated financial statements.

THE J. JILL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Twelve Months Ended
	December 25, 2004	December 27, 2003	December 28, 2002
		(Restated)	(Restated)
Net sales	$434,867	$376,904	$347,574
Cost of products and merchandising	278,410	250,248	216,149

Gross margin	156,457	126,656	131,425
Selling, general and administrative expenses	141,121	114,019	99,469

Operating income	15,336	12,637	31,956
Interest income	716	460	612
Interest expense	1,050	1,199	1,381

Interest expense, net	334	739	769

Income before taxes	15,002	11,898	31,187
Income tax provision	6,296	4,873	12,753

Net income	$8,706	$7,025	$18,434

Earnings per share:
Basic	$0.43	$0.36	$0.97
Diluted	$0.42	$0.35	$0.92
Weighted average shares outstanding:
Basic	20,019	19,585	19,080
Diluted	20,546	20,060	20,096

The accompanying notes are an integral part of the consolidated financial statements.

THE J. JILL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands, except share amounts)

	Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 29, 2001 (Restated)	18,105,699	$121	$94,049	$17,272	$—	$111,442
Net income (restated)	—	—	—	18,434	—	18,434
Exercise of stock options	1,352,306	10	7,450	—	—	7,460
Tax benefit from exercise of stock options	—	—	5,452	—	—	5,452
Stock granted under employee stock purchase plan	37,549	0	343	—	—	343
Adjustment for stock split	(143)	64	(67)	—	—	(3)

Balance at December 28, 2002 (Restated)	19,495,411	195	107,227	35,706	—	143,128
Net income (restated)	—	—	—	7,025	—	7,025
Exercise of stock options	131,901	2	500	—	—	502
Tax benefit from exercise of stock options	—	—	56	—	—	56
Stock granted under employee stock purchase plan	30,991	0	368	—	—	368

Balance at December 27, 2003 (Restated)	19,658,303	197	108,151	42,731	—	151,079
Net income	—	—	—	8,706	—	8,706
Unrealized loss on marketable securities, net	—	—	—	—	(89)	(89)

Comprehensive income						8,617
Exercise of stock options	415,224	4	2,746	—	—	2,750
Tax benefit from exercise of stock options	—	—	1,219	—	—	1,219
Stock granted under employee stock purchase plan	36,262	0	392	—	—	392

Balance at December 25, 2004	20,109,789	$201	$112,508	$51,437	$(89)	$164,057

The accompanying notes are an integral part of the consolidated financial statements.

THE J. JILL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Twelve Months Ended
	December 25, 2004	December 27, 2003	December 28, 2002
		(Restated)	(Restated)
Cash flows provided by operating activities:
Net income	$8,706	$7,025	$18,434
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,663	16,131	12,672
Deferred income taxes	1,396	1,298	3,045
(Gain) loss on trust assets	(388)	(374)	104
Loss on disposal of property and equipment	388	—	—
Asset impairment	—	—	847
Changes in assets and liabilities:
Decrease (increase) in accounts receivable, net	55	2,683	(7,702)
(Increase) decrease in inventory	(8,081)	5,867	(2,143)
Decrease (increase) in prepaid catalog expenses	212	(24)	501
Increase in other assets	(1,220)	(578)	(1,404)
Increase (decrease) in accounts payable	2,340	2,318	(736)
Increase in accrued expenses	5,863	3,367	9,819
Increase (decrease) in accrued customer returns	205	(39)	766
Increase in deferred credits from landlords and other	7,322	13,065	11,522

Net cash provided by operating activities	35,461	50,739	45,725
Cash flows used in investing activities:
Additions to property and equipment	(28,784)	(34,265)	(34,734)
Purchases of marketable securities	(34,246)	—	—
Investment in trust assets	(1,099)	(898)	(2,414)
Increase in cash held in escrow	(89)	(245)	(40)

Net cash used in investing activities	(64,218)	(35,408)	(37,188)
Cash flows provided by (used in) financing activities:
Payments of debt borrowings	(1,706)	(1,648)	(8,015)
Borrowings under debt agreements	—	—	6,260
Proceeds from stock transactions	3,142	870	7,800

Net cash provided by (used in) financing activities	1,436	(778)	6,045
Net (decrease) increase in cash and cash equivalents	(27,321)	14,553	14,582
Cash and cash equivalents at:
Beginning of period	59,287	44,734	30,152

End of period	$31,966	$59,287	$44,734

Supplemental information:
Non-cash investing activities:
Construction costs accrued, not paid	$917	$1,033	$2,527
Cash paid for interest	$905	$1,065	$1,237
Cash paid for income taxes	$4,959	$6,836	$4,272

The accompanying notes are an integral part of the consolidated financial statements.

THE J. JILL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.    Nature of business:

        The J. Jill Group, Inc. (together with its wholly owned consolidated subsidiaries, the "Company"), is a multi-channel specialty retailer of women's apparel, including accessories and footwear, that markets its products through retail stores, catalogs and its website jjill.com.

B.    Summary of significant accounting policies:

Principles of consolidation

        The consolidated financial statements include the accounts of The J. Jill Group, Inc. and its wholly owned consolidated subsidiaries. Intercompany balances and transactions have been eliminated. Beginning as of the close of business on December 25, 2004, the Company realigned its organizational structure in response to various operational changes in its business. This realignment resulted in, among other things, the Company's retail/direct subsidiary, The Birch Pond Group, Inc., a wholly owned subsidiary, being converted into J. Jill, LLC.

Translation adjustments

        The financial statements of the Company's foreign subsidiary have been translated into U.S. dollars in accordance with Financial Accounting Standard Board ("FASB") issued Statement No. 52 "Foreign Currency Translation." All balance sheet accounts have been translated using the exchange rate in effect at the balance sheet date. Income statement amounts have been translated using average exchange rates in effect during the year. The gains and losses resulting from the changes in exchange rates are insignificant for all periods presented.

Fiscal year

        The Company's fiscal year ends on the last Saturday in December. The 12 months ended December 25, 2004 ("fiscal 2004"), December 27, 2003 ("fiscal 2003") and December 28, 2002 ("fiscal 2002") were 52-week fiscal years.

Restatement of prior financial information

        The Company has not historically included the construction build-out period of its leased facilities in the lease term for determining straight-line rent expense. However, based on its re-examination of the applicable accounting literature, (FASB issued Statement No. 13 ("SFAS 13"), "Accounting for leases," FASB issued Technical Bulletin No. 88-1 ("FTB 88-1"), "Issues Relating to Accounting for Leases," and FASB issued Technical Bulletin No. 85-3 ("FTB 85-3"), "Accounting for Operating Leases with Scheduled Rent Increases"), the Company determined that the proper accounting practice is to include the build-out period in the lease term for determining straight-line rent expense on all operating leases. This change reduced the Company's net income by $17,000 in fiscal 2004 and had no effect on diluted earnings per share in fiscal 2004. The Company restated its consolidated balance sheet at December 27, 2003, and its consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 27, 2003 and December 28, 2002. The Company also restated its quarterly financial information for fiscal 2003 and the first three quarters of fiscal 2004, as disclosed in "Note M". The restatement also affects periods prior to fiscal 2002. The impact of the restatement on such prior periods has been reflected as an adjustment of $1,495,000 to retained earnings as of December 29, 2001 in the consolidated statement of changes in stockholders' equity. The restatement corrects the Company's historical accounting for operating leases.

        As a result of this restatement, the Company's financial results have been adjusted as follows (in thousands, except per share data):

	As Previously Reported		As Restated
	December 27, 2003	Adjustments	December 27, 2003
Deferred credits from landlords and other	$37,540	$3,582	$41,122
Deferred income taxes	4,168	(1,443)	2,725
Retained earnings	44,870	(2,139)	42,731
Total stockholders' equity	$153,218	$(2,139)	$151,079
	As Previously Reported		As Restated
	December 27, 2003	Adjustments	December 27, 2003
Net sales	$376,904	$—	$376,904
Cost of products and merchandising	249,865	383	250,248

Gross margin	127,039	(383)	126,656
Selling, general and administrative expenses	114,112	(93)	114,019

Operating income	12,927	(290)	12,637
Interest expense, net	739	—	739

Income before taxes	12,188	(290)	11,898
Income tax provision	4,995	(122)	4,873

Net income (loss)	$7,193	$(168)	$7,025

Earnings (loss) per share:
Basic	$0.37	$(0.01)	$0.36
Diluted	$0.36	$(0.01)	$0.35
	As Previously Reported		As Restated
	December 28, 2002	Adjustments	December 28, 2002
Net sales	$347,574	$—	$347,574
Cost of products and merchandising	215,250	899	216,149

Gross margin	132,324	(899)	131,425
Selling, general and administrative expenses	99,562	(93)	99,469

Operating income	32,762	(806)	31,956
Interest expense, net	769	—	769

Income before taxes	31,993	(806)	31,187
Income tax provision	13,083	(330)	12,753

Net income (loss)	$18,910	$(476)	$18,434

Earnings (loss) per share:
Basic	$0.99	$(0.02)	$0.97
Diluted	$0.94	$(0.02)	$0.92

        The Company did not amend its previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the restatement, and the financial statements and related financial information contained in such reports should no longer be relied upon.

        All referenced amounts for prior periods in these financial statements and the notes thereto reflect the balances and amounts on a restated basis.

Cash and cash equivalents

        Cash and cash equivalents consist of cash on deposit in banks and may also include cash invested in money market mutual funds, overnight repurchase agreements, debt securities and U.S. Treasury and federal agency securities. The Company considers all highly liquid instruments, including certificates of deposit with remaining maturity at time of purchase of three months or less, to be cash equivalents.

Cash held in escrow

        Cash held in escrow primarily consists of amounts Birch Pond Realty Corporation, a wholly owned subsidiary of The J. Jill Group, Inc., is required to keep in escrow associated with the outstanding loan on the Company's operations, fulfillment and distribution center in Tilton, New Hampshire (the "Tilton facility"). These amounts will be used to pay real estate taxes, insurance and certain repairs and replacements related to the Tilton facility.

Marketable securities

        The Company's marketable securities consist primarily of investments in municipal debt securities. The Company intends to maintain a liquid portfolio and accordingly all marketable securities are classified as available-for-sale and reported at fair value. Unrealized holding gains and losses are included as a separate component of stockholders' equity. Unrealized gains and losses are added to or deducted from net income in arriving at comprehensive income for reporting purposes under FASB issued Statement No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities." There were no realized gains or losses on marketable securities during fiscal 2004. These marketable securities are exposed to interest rate and credit risks. See "Risks and uncertainties." The Company did not have any investments in marketable securities in fiscal 2003 or fiscal 2002.

        At December 25, 2004, the contractual maturities of marketable securities were as follows (in thousands):

Fair Market Value
Due within one year	$18,259
Due between one and three years	13,803
Due after 10 years (1)	2,000

Total	$34,062

(1)
Marketable securities within this category may be put every 35 days.

Accounts receivable and allowance for doubtful accounts

        A summary of the Company's accounts receivable follows (in thousands):

	December 25, 2004	December 27, 2003
Deferred billing	$8,785	$7,793
Landlord allowances	5,802	6,471
Other	4,398	4,786

Total accounts receiveable	18,985	19,050
Less: allowances	(406)	(416)

Accounts receivable, net	$18,579	$18,634

        The Company's trade accounts receivable relate primarily to credit card sales to individuals and are recorded at the invoiced amount. These receivables do not bear interest. The allowance for doubtful accounts relates primarily to credit card bad debt associated with the Company's deferred billing programs, list rental receivables and bad checks. The allowance for doubtful accounts is the Company's best estimate of probable uncollectable amounts or losses in its existing accounts receivable. The Company determines the allowance for doubtful accounts based on the historical write-off experience by type of receivable and other factors. Delinquent amounts are reviewed individually and account balances are charged off against the allowance when the Company determines that it is probable that the receivable will not be recovered. Write-offs, net of recoveries, were approximately $246,000, $409,000 and $154,000 in fiscal 2004, fiscal 2003 and fiscal 2002, respectively. The Company does not have any off balance sheet exposure related to its account receivable.

        The Company's deferred billing programs provide its customers with the option of deferring payment for their purchases. The deferral period is generally 60 to 90 days. For deferred billing offered on the Company's private label credit card, the Company typically receives cash from the sale within four business days from the date of purchase. For deferred billing offered on major credit cards, the Company receives cash after the deferral period expires, net of any returns or adjustments processed during the deferral period. The Company does not bear the credit risk associated with its private label credit card. The Company is exposed to credit risk during the deferral period for its deferred billing programs that relate to major credit cards.

Inventory

        Inventory, consisting of merchandise for sale, is stated at the lower of cost, as determined by the weighted average cost method, or market, based on estimated net realizable value.

Property and equipment

        Property and equipment are stated at cost. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets, which are 30 years for buildings and one to seven years for computers, computer software, equipment, furniture and fixtures. Improvements to leased premises are amortized on a straight-line basis over the shorter of their estimated useful life or the lease term. Depreciation periods related to improvements made to leased property do not exceed the lease term. Maintenance and repairs are charged to expense as incurred. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to income.

        The Company capitalizes certain costs related to the development or purchase of internal-use software in accordance with American Institute of Certified Public Accountants Technical Practice Aids Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" and amortizes these costs over the estimated useful life of the software. The Company expenses costs related to the preliminary project stage and the post-implementation/operation stage of internal-use computer software development projects including strategy and planning costs.

Long-lived assets

        The Company periodically considers whether there has been a permanent impairment in the value of its long-lived assets, primarily property and equipment, in accordance with FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company evaluates various factors after a start-up phase, including current and projected future operating results and the undiscounted cash flows for the underperforming long-lived assets. The Company then compares the carrying amount of the asset to the estimated future undiscounted cash flows expected to result from the use of the asset. To the extent that the estimated future undiscounted cash flows are less than the carrying amount of the asset, the asset is permanently written down to its estimated fair market value and an impairment loss is recognized. The value of impaired long-lived assets may be subject to further write-downs based on subsequent changes in these factors. At December 25, 2004 and December 27, 2003, respectively, the Company determined, based on its evaluations, that the carrying value of its long-lived assets was appropriate. No adjustments to the carrying costs were made. At December 28, 2002, the Company determined, based on its evaluation, that the carrying value of the fixed assets related to one of its retail stores was impaired. As a result, the Company recorded an impairment charge of $847,000 to write off the carrying value of the assets. This charge is included in cost of products and merchandising.

Fair value of financial instruments

        The Company periodically assesses the fair value of its financial instruments. The fair values of cash and cash equivalents, accounts receivable and accounts payable at December 25, 2004 and December 27, 2003 approximate their carrying values. The fair value of the Company's long-term debt, including current maturities, at December 25, 2004 and December 27, 2003 was approximately $13,198,000 and $15,762,000, respectively. The Company's marketable securities are reported at fair value.

Deferred credits from landlords

        Deferred credits from landlords consists of step rent and allowances from landlords related to the Company's retail stores. Step rent represents the difference between actual operating lease payments due and straight-line rent expense, which is recorded by the Company over the term of the lease, including the build-out period. This amount is recorded as a deferred credit in the early years of the lease, when cash payments are generally lower than straight-line rent expense, and reduced in the later years of the lease when payments begin to exceed the straight-line expense. Landlord allowances are generally comprised of amounts promised to the Company by landlords in the form of cash or rent abatements. These allowances are part of the negotiated terms of the lease. In situations where cash is to be received, the Company records a receivable for the full amount of the allowance when certain performance criteria articulated in the lease are met, typically when the store opens, and a liability is concurrently established. This deferred credit from landlords is amortized into income (through lower rent expense) over the term (including the pre-opening build-out period) of the applicable lease and the receivable is reduced as amounts are received from the landlord. The liability for unamortized landlord allowances, including current portion, was $39,507,000 and $33,772,000 at December 25, 2004 and December 27, 2003, respectively.

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

        In December 2004, the FASB issued Statement No. 123R ("SFAS 123R"), "Share-Based Payment," a revision of SFAS 123. As a result, the pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R in the third quarter of 2005. See "Recent accounting standards."

        At December 25, 2004, the Company had three active stock-based plans: the Amended and Restated 2001 Incentive and Non-Statutory Stock Option Plan (the "2001 Stock Option Plan"), the Amended and Restated 1993 Incentive and Nonqualified Stock Option Plan (the "1993 Stock Option Plan") together (the "option plans") and the Second Amended and Restated 1998 Employee Stock Purchase Plan (the "Employee Stock Purchase Plan").

        The Company uses the Black-Scholes option pricing model to estimate the fair value at the date of grant of stock options granted under the Company's stock option plans and stock purchase rights associated with the Employee Stock Purchase Plan. A summary of the assumptions used for stock option grants and stock purchase right grants follows:

	Twelve Months Ended
	December 25, 2004	December 27, 2003	December 28, 2002
Stock option plans:
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	61.5%	75.0%	75.0%
Risk free interest rate	3.0%	2.1%	4.0%
Expected lives	3.3 years	3.9 years	4.0 years
Employee Stock Purchase Plan:
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	50.0%	75.0%	75.0%
Risk free interest rate	1.0%	1.3%	2.3%
Expected lives	1.0 year	1.0 year	1.0 year

        A reconciliation of net income, as reported in the consolidated statements of operations, to pro forma net income including compensation expense for the Company's stock-based plans as calculated in accordance with the provisions of SFAS 123, as amended by SFAS 148, as well as a comparison of as reported in the consolidated statements of operations and pro forma basic and diluted EPS follows (in thousands, except per share data):

	Twelve Months Ended
	December 25, 2004		December 27, 2003	December 28, 2002
			(Restated)	(Restated)
Net income:
As reported	$8,706		$7,025	$18,434
Compensation expense, net of related tax benefit (1)	(6,500	)(2)	(5,117)	(4,759)

Pro forma	$2,206		$1,908	$13,675

Earnings per share:
Basic
As reported	$0.43		$0.36	$0.97
Pro forma	0.11		0.10	0.72
Diluted
As reported	0.42		0.35	0.92
Pro forma	$0.11		$0.10	$0.68
(1)
Compensation expense is net of a related tax benefit of $3,825,000, $2,775,000 and $2,419,000 for fiscal 2004, fiscal 2003 and fiscal 2002, respectively.

(2)
In December 2004, the Company granted 270,000 stock options to certain members of management in exchange for entering into agreements regarding the protection of the Company's property. These agreements include provisions relating to the protection of confidential information and intellectual property and covenants not to compete with the Company or solicit the Company's employees. These options were vested in full at the time of grant.

        The effects on pro forma net income and pro forma EPS of the estimated stock-based compensation expense, net of tax, calculated using the fair value of stock options and stock purchase rights in accordance with the Black-Scholes option pricing model for fiscal 2004, fiscal 2003 and fiscal 2002 are not necessarily representative of the effects on the Company's results of operations in the future. In addition, the compensation expense estimates utilize an option pricing model developed for traded options with relatively short lives. The Company's stock option grants typically have a life of up to ten years and are not transferable. Therefore, the actual fair value of a stock option grant may be different from the Company's estimates. The Company believes that its estimates incorporate all relevant information and represent a reasonable approximation in light of the difficulties involved in valuing non-traded stock options.

        A summary of the weighted average fair value of stock option grants and the average fair value of the employee purchase right grants follows:

	Twelve Months Ended
	December 25, 2004	December 27, 2003	December 28, 2002
Fair value of stock option grants	$7.89	$8.38	$11.74
Fair value of employee purchase right grants	$4.22	$5.66	$6.25

Revenue recognition

        The Company recognizes sales and the related cost of products at the time the products are received by customers. The Company's customers may return purchased items for an exchange or refund. The Company provides a returns allowance based on projected merchandise returns, taking into consideration historical experience and other factors. The returns allowance is recorded as a reduction to net sales for the estimated retail value of the projected merchandise returns and as a reduction to cost of products for the corresponding cost amount. From time to time, the Company offers marketing promotions that may involve multiple purchases by the customer whereby, as a result of their first purchase, the customer receives a coupon for a specified discount on their next purchase. In these cases, revenue is deferred at the time of the first purchase for the estimated discount amount and recognized when the second purchase is made or the promotional period ends. Shipping and processing fees charged to the customer are recognized at the time the products are received by the customer and are included in net sales. The cost of shipping and processing customer orders is recognized at the time the products are received by the customer and is included in cost of products and merchandising. Sales taxes are excluded from net sales.

Pre-opening costs

        Pre-opening costs for the Company's new retail stores include costs incurred prior to store opening including payroll and training costs and straight-line rent expense. Payroll and training costs are expensed as incurred. Pre-opening costs mainly associated with payroll and training are included in selling, general and administrative expenses and totaled approximately $1,458,000, $1,546,000 and $1,825,000 during fiscal 2004, fiscal 2003 and fiscal 2002, respectively. Pre-opening rent expense is included in costs of products and merchandising and totaled $493,000, $692,000 and $1,135,000 during fiscal 2004, fiscal 2003 and fiscal 2002, respectively.

Selling expenses

        Selling expenses consist primarily of the costs to produce, print and distribute catalogs ("catalog costs"), retail store selling and administrative costs (primarily salaries and benefits) and other marketing department costs. Costs associated with the Company's website are also included in selling expenses. Catalog costs in our direct segment are considered direct response advertising and as such are capitalized as incurred and amortized over the expected sales life of each catalog, which is generally a period not exceeding six months. Creative and production costs associated with the Company's website are also considered direct response advertising and as such are capitalized as incurred and amortized over the respective selling season, which is generally a period not exceeding six months. Catalog costs in our retail segment are considered advertising and as such are expensed as incurred. Advertising expense, excluding catalog costs for our direct segment and in-store visual presentation and signage costs, totaled $5,976,000, $1,726,000 and $958,000 during fiscal 2004, fiscal 2003 and fiscal 2002, respectively.

Advertising arrangements

        The Company periodically enters into arrangements with certain national magazine publishers whereby the Company includes magazine subscription cards in its catalog mailings in exchange for advertising credits or discounts on advertising. The arrangements vary by publisher. The aggregate advertising credits recorded by the Company related to one of these arrangements were $849,000, $500,000 and $225,000 during fiscal 2004, fiscal 2003 and fiscal 2002, respectively, and are included as a reduction to selling expenses. The other arrangements provided discounts on advertising resulting in lower advertising costs. At December 25, 2004 and December 27, 2003, the net accrued credits receivable related to these arrangements was $21,000 and $123,000, respectively.

Use of estimates

        The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company's significant estimates include those associated with cumulative write-downs associated with inventory markdowns, reserves for expected customer returns, catalog costs and asset impairments. Actual results could differ from estimates made by management.

Risks and uncertainties

        The Company has evaluated its operations to determine whether any risks and uncertainties exist that could severely impact its operations in the near term. The potential near term risks that the Company identified include, but are not limited to, the following: the ability of the Company to respond to changes in customer demands and fashion trends in a timely manner which could affect both total sales and the mix of sales between full price and liquidation merchandise; the success of the Company's product development and merchandising initiatives; the ability of the Company to effectively build brand awareness and attract new customers; the ability of the Company to successfully redefine its direct segment business strategy; the success of the Company's retail segment growth strategy; changes in competition in the women's apparel industry; the risks associated with purchasing inventory abroad; the potential for fixed asset impairments resulting from underperforming long-lived assets; the ability of the Company to have sufficient liquidity to meet its future operating lease and other cash flow obligations; and changes in, or the failure to comply with, federal and state tax and other government regulations.

        The Company's financial instruments, which potentially subject the Company to interest rate and credit risks, consist principally of cash and marketable securities investments. The Company maintains cash, cash equivalents and marketable securities with various financial institutions. Changes in interest rates may affect the Company's operating results. The Company currently invests in highly liquid, interest bearing instruments, primarily municipal debt securities. The Company's investments include securities with a minimum credit rating of A1 by Moody's and A+ by Standard and Poor and no individual investment in the portfolio, except investments in U.S. Treasury and U.S. Agency securities, is greater than 10% of the total portfolio, so potential losses on individual securities is minimized. The investment policy limits interest rate risk by requiring the investment portfolio to be structured such that securities mature to meet cash requirements for ongoing operations, thereby avoiding the need to sell securities on the open market prior to maturity. In addition, operating funds are invested primarily in shorter-term securities, money market mutual funds, or similar investment pools.

        The Company sells both domestically produced and imported merchandise. The Company places significant reliance on its relationship with two foreign buying agents. The Company believes that this concentration risk is mitigated by the fact that these buying agents purchase the Company's inventory directly from a variety of foreign vendors. During fiscal 2004 and fiscal 2003, the Company did not purchase more than 10% of its inventory directly from any one vendor. However, it did purchase approximately 73% and 62% of its inventory through these two buying agents during fiscal 2004 and fiscal 2003, respectively. Although the Company could purchase this inventory through alternative buying agents or directly from vendors, loss of these buying agents could disrupt operations. The Company attempts to mitigate this risk by working closely with these buying agents and its other key buying agents and vendors.

        Approximately 78% and 77% of the merchandise purchased in fiscal 2004 and fiscal 2003, respectively, was purchased directly from foreign sources, primarily located in China. In addition, goods purchased from domestic vendors are often sourced abroad by such vendors. The Company believes that its combined foreign purchases, including direct purchases and indirect purchases through domestic vendors, totaled roughly 92% and 93% of its total purchases during fiscal 2004 and fiscal 2003, respectively.

Statement of operations classifications

        Cost of products and merchandising consists primarily of product costs (e.g., product development, sourcing, merchandising, inventory control and inventory acquisition costs and inventory markdowns) and operating costs (e.g., occupancy and depreciation costs for our retail stores, order processing costs and distribution facility costs). Selling, general and administrative expenses consist primarily of retail store selling costs, costs to produce, print and distribute catalogs, and website and corporate administrative costs.

Reclassifications

        Certain amounts in the prior year financial statements and related notes have been reclassified to conform to the fiscal 2004 presentation.

Recent accounting standards

        In December 2004, the FASB issued SFAS 123R, "Share-Based Payment," a revision of FASB issued SFAS 123, "Accounting for Stock-Based Compensation." SFAS 123R requires the measurement of all stock-based payments to employees, including grants of employee stock options and stock purchase rights granted pursuant to certain employee stock purchase plans, using a fair-value based method and the recording of such expense in the Company's consolidated statements of operations. The accounting provisions of SFAS 123R are effective for reporting periods beginning after June 15, 2005. Accordingly, the Company is required to adopt SFAS 123R in the third quarter of 2005. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. See "Accounting for stock-based compensation" above for the pro forma net income and earnings per share amounts for fiscal 2002 through fiscal 2004, as if the Company had used a fair-value based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock-based compensation awards. The Company is currently evaluating the provisions of SFAS 123R. The adoption of this standard is expected to have a material effect on the Company's consolidated financial statements. Based on the Company's current projections, the Company expects the future expense to be recognized as a result of the adoption of SFAS 123R to be significantly less than the pro forma amounts historically disclosed in the notes to its consolidated financial statements due to the fact that many of the Company's historical grants will be fully expensed as of the third quarter of 2005 and the Company anticipates a significant reduction in the amount of options to be granted in the future.

        In November 2004, the FASB issued Statement No. 151 ("SFAS 151"), "Inventory Costs." SFAS 151 amends the guidance in Accounting Research Bulletin No. 43, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current period charges and that the allocation of fixed production overheads to the cost of converting work in process to finished goods be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this statement is not expected to have a material impact on the Company's consolidated financial statements.

C.    Property and equipment:

        A summary of property and equipment follows (in thousands):

	December 25, 2004	December 27, 2003
Land and building	$29,358	$29,292
Equipment	35,740	32,879
Furniture, fixtures and leasehold improvements	136,112	112,585
Construction in progress	2,286	1,970

Total property and equipment	203,496	176,726
Less accumulated depreciation and amortization	(69,524)	(51,410)

Property and equipment, net	$133,972	$125,316

        Construction in progress is primarily comprised of furniture, fixtures and equipment related to unopened retail stores. The net book value of capitalized software included in property and equipment totaled $1,197,000 and $1,412,000 at December 25, 2004 and December 27, 2003, respectively. The Company incurred depreciation expense of $773,000, $801,000 and $960,000 related to capitalized software during fiscal 2004, fiscal 2003 and fiscal 2002, respectively.

D.    Accrued expenses:

        A summary of the significant components of accrued expenses follows (in thousands):

	December 25, 2004	December 27, 2003
Gift certificates	$6,108	$4,698
Deferred compensation	3,845	2,760
Employee-related	3,302	3,651
Taxes	2,905	2,831
Other (1)	10,998	8,943

Total accrued expenses	$27,158	$22,883

(1)
Other consists primarily of amounts accrued for insurance, professional fees and customer refunds in process, which are individually less than 5% of current liabilities.

E.    Debt:

        The Company's credit facilities at December 25, 2004 consisted of (i) a $60,000,000 revolving credit facility (the "Revolving Credit Facility"); (ii) a $12,000,000 real estate loan (the "Tilton Facility Loan"); and (iii) a $4,100,000 equipment loan (the "Equipment Loan").

        A summary of outstanding long-term debt follows (in thousands):

	December 25, 2004	December 27, 2003
Tilton Facility Loan	$10,224	$10,593
Equipment Loan	2,012	3,349

Total long-term debt	12,236	13,942
Less current maturities	(1,805)	(1,706)

Long-term debt, less current portion	$10,431	$12,236

        At December 25, 2004, the aggregate principal amounts of long-term debt maturing in the next five fiscal years and thereafter were as follows (in thousands):

Fiscal 2005	$1,805
Fiscal 2006	1,036
Fiscal 2007	463
Fiscal 2008	496
Fiscal 2009	8,436

Total	$12,236

        On September 30, 2004, the Company amended the Revolving Credit Facility primarily to extend its term and modify or delete certain lending conditions and covenants. The maturity date of the Revolving Credit Facility, as amended, is June 1, 2006. The total amount available under the Revolving Credit Facility is $60,000,000 and is reduced by outstanding borrowings and outstanding letters of credit. Outstanding borrowings may not exceed $20,000,000. Letters of credit are primarily used to procure inventory from foreign vendors. The Revolving Credit Facility is collateralized by substantially all of the personal property, both tangible and intangible, of the Company. Outstanding borrowings bear interest at an annual rate equal to the prime lending rate announced by one of the participating banks or the LIBOR lending rate plus 1.75% per annum. At December 25, 2004, the Revolving Credit Facility bore interest at 5.25% per annum. There were no borrowings on the Revolving Credit Facility during fiscal 2004, fiscal 2003 or fiscal 2002. Outstanding letters of credit totaled $40,647,000 and $25,534,000 at December 25, 2004 and December 27, 2003, respectively. Availability under the Revolving Credit Facility at December 25, 2004 and December 27, 2003 was $19,353,000 and $34,466,000, respectively, subject in each case to the borrowing cap. Outstanding letters of credit do not bear interest. The Company is required to pay a commitment fee of 1/4 of 1% per annum on the unused portion of the Revolving Credit Facility.

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

        The Company's credit facilities contain various lending conditions and covenants including restrictions on permitted liens. In the case of the Revolving Credit Facility, these conditions and covenants include certain financial coverage calculations and ratios, including (i) indebtedness and outstanding letter of credit balance to tangible net worth; (ii) hard current assets to current liabilities; (iii) debt service coverage; (iv) indebtedness, outstanding letter of credit balance and net present value of operating leases to tangible net worth; and (v) minimum annual net profit. The manner of making these calculations and computing these ratios is defined by the provisions of the Fifth Amended and Restated Loan Agreement, as amended, which is part of the Revolving Credit Facility. The Company was in compliance with the covenants associated with its credit facilities as of and for the fiscal years ended December 25, 2004, December 27, 2003 and December 28, 2002. The weighted average interest rate for amounts outstanding under the Company's credit facilities during fiscal 2004 and fiscal 2003 was 6.83% and 7.01% per annum, respectively.

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

Special preferred stock

        The Company has 1,000,000 shares of special preferred stock, $0.01 par value per share, authorized. The Company's Board of Directors has discretion to determine the rights and preferences of the special preferred stock. No special preferred stock was outstanding at December 25, 2004 or December 27, 2003.

Earnings per share

        A reconciliation of the numerators and denominators of the basic and diluted EPS computations follows (in thousands, except per share data):

	Twelve Months Ended
	December 25, 2004	December 27, 2003	December 28, 2002
		(Restated)	(Restated)
Numerator:
Net income	$8,706	$7,025	$18,434

Denominator (shares):
Basic weighted average shares outstanding	20,019	19,585	19,080
Assumed issuance of shares under stock option plans and employee stock purchase plan	527	475	1,016

Diluted weighted average shares outstanding	20,546	20,060	20,096

Earnings per share:
Basic	$0.43	$0.36	$0.97
Diluted	$0.42	$0.35	$0.92

        For the fiscal years ended December 25, 2004, December 27, 2003 and December 28, 2002, of the options then outstanding, options to purchase 1,558,000, 1,886,000 and 602,000 shares of common stock, respectively, were excluded from the computation of diluted EPS on the basis that such options were antidilutive.

G.    Stock-based plans:

Stock option plans

        The Company's option plans authorize (i) the grant of options to purchase common stock intended to qualify as incentive stock options as defined in Section 422 of the Internal Revenue Code of 1986, as amended ("ISO's"), and (ii) the grant of options that do not so qualify. At December 25, 2004, the 1993 Stock Option Plan and the 2001 Stock Option Plan authorized the issuance of options to purchase up to 3,600,000 and 3,250,000 shares of common stock, respectively. The Compensation Committee of the Board of Directors administers the option plans and, within certain limits, has discretion to determine the terms and conditions of options granted under the option plans. The 2001 Stock Option Plan provides for the automatic grant of options to purchase a specified number of shares to non-employee directors. Options granted to non-employee directors are typically vested in full at the time of grant. The maximum term of options granted under the option plans are ten years. Options granted to employees typically vest over a period of three to five years. No additional options may be granted under the 1993 Stock Option Plan. The 2001 Stock Option Plan had 133,284 shares available for issuance as December 25, 2004.

        A summary of the number of shares of common stock for which outstanding options were exercisable under each of the option plans follows:

	1993 Stock Option Plan		2001 Stock Option Plan
	Number Exercisable	Wtd. Avg. Exercise Price	Number Exercisable	Wtd. Avg. Exercise Price
December 25, 2004	498,890	$9.03	1,979,292	$16.62
December 27, 2003	807,403	$7.91	1,004,775	$14.72
December 28, 2002	881,954	$7.30	292,000	$10.62

        A summary of the activity related to the shares of common stock covered by outstanding options under each of the option plans follows:

	1993 Stock Option Plan			2001 Stock Option Plan
	Number of Shares	Exercise Price Per Share	Wtd. Avg. Exercise Price	Number of Shares	Exercise Price Per Share	Wtd. Avg. Exercise Price
Balance at December 29, 2001	2,253,231	$0.92-13.89	$6.22	608,325	$7.15-12.66	$7.30
Granted	16,500	14.23	14.23	1,577,000	14.13-24.16	20.36
Exercised	(1,346,531)	0.92-13.89	5.51	(5,775)	7.15	7.15
Canceled	(2,254)	5.19	5.19	(16,000)	7.15	7.15

Balance at December 28, 2002	920,946	1.39-14.23	7.41	2,163,550	7.15-24.16	16.82
Granted	18,775	12.75-15.34	15.14	436,725	12.12-16.68	15.08
Exercised	(91,401)	1.39-7.15	2.32	(40,500)	7.15	7.15
Canceled	(2,000)	7.15-15.26	11.21	(181,000)	7.15-22.30	18.39

Balance at December 27, 2003	846,320	2.71-15.34	8.12	2,378,775	7.15-24.16	16.55
Granted	—	—	—	737,000	13.45-24.36	17.49
Exercised	(327,908)	2.71-14.23	6.40	(87,316)	7.15-15.26	7.46
Canceled	(2,000)	12.75-15.34	14.05	(45,334)	7.15-15.51	12.60

Balance at December 25, 2004	516,412	$2.71-15.34	$9.19	2,983,125	$7.15-24.36	$17.11

        A summary of the information about the shares of common stock covered by outstanding and exercisable options under the option plans at December 25, 2004 follows:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Shares	Wtd. Avg. Remaining Contractual Life	Wtd. Avg. Exercise Price	Number of Shares	Wtd. Avg. Exercise Price
$2.71-4.67	38,000	2.3 years	$3.50	36,500	$3.53
7.15-9.32	705,448	5.1 years	7.36	705,448	7.36
10.75-14.23	661,239	6.2 years	13.54	455,068	13.54
15.26-20.27	888,350	9.2 years	16.37	473,166	16.74
$21.00-24.36	1,206,500	7.7 years	22.35	808,000	22.28

	3,499,537	7.2 years	$15.94	2,478,182	$15.09

Stock purchase plan

        Under the Company's Employee Stock Purchase Plan, eligible employees may be granted the opportunity to purchase common stock of the Company at 85% of market value on the first or last business day of the calendar year, whichever is lower. See the consolidated statement of changes in stockholders' equity for activity under the Employee Stock Purchase Plan. At December 25, 2004, the Employee Stock Purchase Plan authorized the issuance of options to purchase up to 600,000 shares of the Company's common stock to eligible employees, of which 310,653 shares were available for issuance. On December 31, 2004, the Company issued 37,050 shares of common stock under the Employee Stock Purchase Plan for proceeds of approximately $402,000.

H.    Benefit plans:

        The Company offers a savings plan (the "Savings Plan") to its employees, which permits participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. At the discretion of the Board of Directors, the Company may also make contributions for the benefit of all eligible employees under the Savings Plan. Employee eligibility is based on minimum age and employment requirements. Employees are not able to invest in Company stock in the Savings Plan. The Company contributed $598,000, $530,000 and $419,000 to the Savings Plan for fiscal 2004, fiscal 2003 and fiscal 2002, respectively.

I.     Deferred compensation:

        Effective January 1, 2002, the Company established an unfunded deferred compensation plan (the "Plan") to provide benefits for management and members of the Board of Directors. The Plan provides for (i) elective deferrals of salary, incentive compensation and board member fees on a pre-tax basis within limits specified by the Plan ("compensation deferrals"), (ii) discretionary contributions by the Company ("discretionary contributions"), which may be made subject to vesting requirements, and (iii) certain other contributions by the Company to be made in connection with the Company's annual discretionary match for its 401(k) Plan, if any ("other contributions"). Participants in the Plan are required to designate how they would like their compensation deferrals, discretionary contributions and other contributions to be measured based on the various measurement options provided by the Plan. During fiscal 2002, the Company made a fully vested discretionary contribution into the Plan for its President and Chief Executive Officer of $1,000,000. Accrued deferred compensation payable at December 25, 2004 and December 27, 2003 was $3,845,000 and $2,757,000, respectively, and is included in accrued expenses. The deferred compensation payable includes only vested balances.

        Separately, the Company, at its discretion, transferred $1,099,000 and $898,000 during fiscal 2004 and 2003, respectively, to a trust. The trust assets at December 25, 2004 and December 27, 2003 were $4,741,000 and $3,400,000, respectively, net of investment gains and losses and various fees and expenses. The trust assets are invested in corporate owned life insurance in a manner that is designed to approximate the measurement designations of the Plan participants, for both vested and unvested balances. Investments are exposed to various risks, such as interest rate, market and credit risks. Due to the level of risk associated with certain investments, it is at least reasonably possible that changes in the values of these investments will occur in the near term and that such changes will also impact participant deferred compensation balances based on the measurement designations made by the Plan participants. Changes in value of the trust assets are intended to mirror changes in the value of the participants' deferred compensation accounts. The trust assets are included in other non-current assets.

J.     Income taxes:

        The Company accounts for income taxes in accordance with FASB issued Statement No. 109 ("SFAS 109"), "Accounting for Income Taxes." Under SFAS 109, deferred tax assets and liabilities are recognized based on temporary differences between the financial statement basis and tax basis of assets and liabilities using tax rates enacted to be in effect in the years in which the differences are expected to reverse. SFAS 109 requires current recognition of net deferred tax assets to the extent that it is more likely than not that such net assets will be realized. To the extent that the Company believes that its net deferred tax assets will not be realized, a valuation allowance must be placed against those assets.

        A summary of the significant components of deferred tax assets and liabilities follows (in thousands):

	December 25, 2004	December 27, 2003
		(Restated)
Deferred tax assets:
Current:
Net operating losses	$554	$520
Inventory	3,896	4,267
Reserve for customer returns	2,988	2,910
Deferred compensation	1,533	—
Other	1,964	886

Total current deferred tax assets	10,935	8,583

Non-current:
Net operating losses	451	1,517
Deferred compensation	—	1,099
Property and equipment	—	338
Deferred credits from landlords	20	1,164

Total non-current deferred tax assets	471	4,118

Total deferred tax assets	11,406	12,701

Deferred tax liabilities:
Current:
Prepaid catalogs	1,174	1,542
Non-current:
Property and equipment	7,162	6,843

Total deferred tax liabilities	8,336	8,385

Net deferred tax assets before valuation allowance	3,070	4,316
Less: Valuation allowance	(150)	—

Net deferred tax assets	$2,920	$4,316

        At December 25, 2004, the Company had available federal net operating loss ("NOL") carryforwards of approximately $2,444,000, of which $61,000 expires in 2005 and $2,383,000 expires in 2006. At December 25, 2004, the Company placed a $150,000 valuation allowance against a portion of its deferred tax assets related to state NOL carryforwards where the Company believed that it was more likely than not that the tax benefit of these NOL carryforwards would not be realized. The Company also placed a

$119,000 valuation allowance at December 28, 2002 against a portion of its deferred tax assets related to state NOL carryforwards where the Company believed that it was more likely than not that the tax benefit of these NOL carryforwards would not be realized. In fiscal 2003, as a result of the merger of the Company's retail and catalog/internet subsidiaries, the Company reversed the valuation allowance based on its determination that it was then more likely than not that the Company would be able to fully utilize these NOL carryforwards.

        Section 382 of the Internal Revenue Code of 1986, as amended, restricts a corporation's ability to use its federal NOL carryforwards following certain "ownership changes." The Company determined that such an ownership change occurred as a result of its initial public offering ("IPO"), and accordingly, the amount of the Company's pre-IPO federal NOL carryforwards available for use in any particular taxable year is limited to $1,486,000 annually. To the extent that the Company does not utilize the full amount of the annual federal NOL limit, the unused amount may be used to offset taxable income in future years. The Company utilized $1,486,000 in federal NOL carryforwards during fiscal 2004. These federal NOL carryforwards expire 15 years after the tax year in which they arise, and the last of the Company's current federal NOL carryforwards will expire in its 2006 tax year.

        A summary of the components of the provision for income taxes follows (in thousands):

	Twelve Months Ended
	December 25, 2004	December 27, 2003	December 28, 2002
		(Restated)	(Restated)
Current:
Federal	$4,026	$2,058	$6,895
State	874	1,517	2,813
Deferred:
Federal	601	1,922	3,128
State	795	(624)	(83)

Provision for income taxes	$6,296	$4,873	$12,753

        A reconciliation of the difference in income taxes at the U.S. federal statutory rate and the income tax provision as reported follows (in thousands):

	Twelve Months Ended
	December 25, 2004	December 27, 2003	December 28, 2002
		(Restated)	(Restated)
Provision for income taxes at the U.S. federal statutory rate	$5,251	$4,164	$10,916
State taxes, net of federal tax benefits	952	818	1,652
Valuation allowance on state NOL carryforwards	150	(119)	119
Other	(57)	10	66

Provision for income taxes at effective rate	$6,296	$4,873	$12,753

K.    Commitments and contingencies:

Lease commitments

        The Company leases certain of its facilities under non-cancelable operating leases having initial or remaining terms of more than one year. Many of the Company's leases contain scheduled increases in annual rent payments and the majority of the Company's leases also require the Company to pay maintenance, insurance and real estate taxes. Additionally, certain of the Company's leases include provisions for the payment of additional rent based on a percentage of sales over an established minimum. Such amounts were less than $50,000 in all periods presented. Rent expense, excluding maintenance, insurance and real estate taxes, totaled $22,733,000, $19,660,000 and $14,973,000 during fiscal 2004, fiscal 2003 and fiscal 2002, respectively.

        At December 25, 2004, the future minimum lease payments, excluding maintenance, insurance and real estate taxes, for operating leases having a remaining term in excess of one year at such date were as follows (in thousands):

Fiscal 2005	$26,665
Fiscal 2006	29,803
Fiscal 2007	30,226
Fiscal 2008	30,634
Fiscal 2009	30,816
Thereafter	82,492

Total	$230,636

        In addition to the commitments represented in the above table, the Company enters into a number of cancelable and non-cancelable commitments during the year. Typically, these commitments are for less then a year in duration and are principally focused on the construction of new retail stores and the procurement of inventory. The Company typically commits to construction costs one to six months in advance of a new retail store opening and actual construction typically begins two to three months before the store opens. Preliminary commitments with the Company's private label merchandise vendors typically are made five to seven months in advance of planned receipt date. Initial merchandise commitments for branded merchandise typically are made four to six months before planned receipt date.

        Most of the Company's retail store leases contain provisions that allow for early termination of the lease by either party if certain predetermined annual sales levels are not met. Generally, these provisions allow the lease to be terminated between the third and fifth year of the lease. Should the lease be terminated under these provisions, the unamortized portion of any landlord allowances related to that property would be payable to the landlord. The Company is currently working with the landlord to find a new tenant for one of its retail locations. The fixed assets associated with this store were written off in fiscal 2002. Although the early termination clause in the applicable lease is not exercisable until 2007, if a new tenant is found and an agreement is reached, the Company may close this location in 2005. The unamortized portion of the landlord allowance related to this store may become payable to the landlord upon the closing of this location. The unamortized landlord allowance of $144,000 and the accumulated step rent of $140,000 associated with this location have been classified as current and included in accrued expenses at December 25, 2004.

        During fiscal 2003, the Company received a $250,000 deposit from one of its vendors, which is refundable to the vendor in the event of an early termination of the contract. The Company is recognizing this deposit over the term of the contract as a reduction to selling, general and administrative expenses.

The unamortized portion of this deposit at December 25, 2004 and December 27, 2003 was $168,000 and $213,000, respectively.

Legal proceedings and other contingencies

        In August 2003, a complaint was served on The Birch Pond Group, Inc. (a subsidiary of The J. Jill Group, Inc., currently known as J. Jill, LLC) in a civil action filed in the California Superior Court, Riverside County, against The Birch Pond Group, Inc. and certain fictitiously named and unknown defendants who allegedly are or were operating J. Jill stores within the State of California. This action, allegedly on behalf of a class of non-salaried store workers, alleges, among other things, violations of various provisions of the California Labor Code and related regulations regarding meal periods, rest periods and coerced patronage, and unfair competition. In September 2003, The Birch Pond Group, Inc. filed its answer to the complaint, denying the plaintiffs' claims and setting forth various affirmative defenses. A hearing on the plaintiffs' motion for class certification was held on December 10, 2004 and a supplemental class certification hearing is scheduled for March 18, 2005. However, the parties are currently in the process of finalizing a settlement agreement and, if signed, will file a motion for preliminary approval of the settlement agreement and for an order certifying the settlement class for settlement purposes only. The Company currently estimates that the total settlement amount (including plaintiffs' costs and reasonable fees and expenses of a claims administrator) will likely not exceed $350,000.

        During the third quarter of fiscal 2004, in accordance with FASB issued Statement No. 5, "Accounting for Contingencies," the Company recorded an accrual related to this proceeding as a result of the probable settlement. The Company considers the amount accrued to be immaterial to the financial statements taken as a whole. No assurance can be given with respect to the ultimate outcome of this proceeding and the timing of the final resolution is also uncertain.

        In March 2004, the Company received a letter from a third party informing the Company of the third party's ownership of a number of patents and alleging that various aspects of the Company's website were covered by these patents. The letter offered to grant a patent license to the Company on commercially reasonable terms. The Company is currently in the process of analyzing the validity of the patents and their applicability to the Company's website. At this time the Company cannot predict whether or not it will be required to license these patents nor can the Company reasonably estimate a range of potential costs should it be required to do so.

        From time to time, the Company is party to various legal proceedings, primarily arising in the ordinary course of business. Further, additional claims may be asserted in the future relative to events currently unknown to management.

L.    Segment information:

        The Company currently has two reportable business segments, retail and direct. Each segment is separately managed and utilizes distinct distribution, marketing and inventory management strategies. The retail segment markets merchandise through retail stores. The direct segment markets merchandise through catalogs and the Company's website. Segment reporting is intended to give financial statement users a view of the Company "through the eyes of management." The Company's internal management reporting is the basis for the information disclosed for its business segments. In accordance with GAAP, the Company's internally defined measure of segment profit or loss, segment contribution, is required to be disclosed, but is not a GAAP measure. Information related to segment contribution should be read in conjunction with the reconciliation to "Operating income" as determined by GAAP.

        During the first quarter of fiscal 2004, the Company changed its segment reporting as a result of changes in the way management views the business. Outlet store revenues and expenses and inventory control costs, previously included in the retail and direct segments, have been reclassified to other. Additionally, the Company now includes certain previously unallocated costs in the retail and direct segments, including certain sales allowances and order fulfillment costs. Finally, outlet store assets have been reclassified to unallocated assets from the retail and direct segment identifiable assets. Net sales, segment contribution and segment asset information for fiscal 2003 and fiscal 2002 have been reclassified to conform to current period presentation.

        The Company evaluates its segment profitability based on the contribution of each segment. Segment contribution represents each segment's net sales less direct costs related to the segment's operations. Direct costs for the retail and direct segments include merchandise acquisition and control costs and inventory markdowns. Direct costs also include retail store selling, including costs associated with catalogs mailed to retail-only customers, occupancy, depreciation, inventory distribution and administrative costs for the retail segment and catalog costs, certain order processing costs, fulfillment costs and internet selling costs for the direct segment. Segment contribution less other and general and administrative expenses is equal to operating income. Other represents unallocated shared-service costs such as product development, sourcing, merchandising, inventory control and distribution facility costs, as well as outlet store revenues and expenses. General and administrative expenses include corporate executive management costs, support service costs (e.g., shared information systems, finance and human resources) and corporate headquarters occupancy costs.

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

        The accounting policies of the Company's segments are the same as those described in "Note B." Inter-segment balances and transactions have been eliminated.

        The following table summarizes financial information by segment and provides a reconciliation of segment contribution to operating income (in thousands):

	Twelve Months Ended
	December 25, 2004	December 27, 2003	December 28, 2002
		(Restated)(4)	(Restated)(4)
Net sales:
Retail	$238,776	$176,762	$127,847
Direct	191,074	194,993	215,426
Other (1)	5,017	5,149	4,301

Total net sales	$434,867	$376,904	$347,574

Reconciliation to operating income:
Retail segment contribution	$22,085	$5,623	$7,958
Direct segment contribution	44,490	46,269	60,924
Other (2)	(18,820)	(16,821)	(14,882)
General and administrative expenses	(32,419)	(22,434)	(22,044)

Operating income	$15,336	$12,637	$31,956

Depreciation and amortization:
Retail	$14,065	$10,928	$7,301
Other (3)	4,598	5,203	5,371

Total depreciation and amortization	$18,663	$16,131	$12,672

Capital expenditures:
Retail	$24,091	$31,330	$32,315
Other (3)	4,693	2,935	2,419

Total capital expenditures	$28,784	$34,265	$34,734

(1)
Other represents outlet store net sales.
(2)
Other represents unallocated shared-service costs and outlet store revenues and expenses.
(3)
Other includes expenses or expenditures related to unallocated capital assets.
(4)
In addition to the restatement described in "Note B," the fiscal 2003 and fiscal 2002 segment information has been reclassified as described above.

        The following table summarizes identifiable assets by segment (in thousands):

	Retail	Direct	Unallocated Assets	Total
Identifiable assets:
December 25, 2004	$132,539	$26,811	$123,346	$282,696
December 27, 2003 (Restated)	$118,042	$24,076	$111,852	$253,970

M.   Quarterly financial data (unaudited):

        The following tables contain selected quarterly consolidated financial data for fiscal 2004 and fiscal 2003 that was prepared on the same basis as the audited consolidated financial statements and includes all adjustments necessary to present fairly, in all material respects, the information set forth therein on a consistent basis.

        The financial data below has been restated as described in "Note B" (in thousands, except per share data):

	Fiscal 2004 Quarter Ended
	March 27, 2004	June 26, 2004	September 25, 2004	December 25, 2004
	(Restated)	(Restated)	(Restated)
Net sales	$99,929	$120,561	$94,933	$119,444
Gross margin	35,082	47,148	30,103	44,124
Net income (loss)	$2,237	$6,529	$(2,660)	$2,600
Earnings (loss) per share:
Basic	$0.11	$0.33	$(0.13)	$0.13
Diluted	$0.11	$0.32	$(0.13)	$0.13
	Fiscal 2003 Quarter Ended
	March 29, 2003	June 28, 2003	September 27, 2003	December 27, 2003
	(Restated)	(Restated)	(Restated)	(Restated)
Net sales	$82,363	$97,365	$82,325	$114,851
Gross margin	25,508	36,510	24,128	40,510
Net income (loss)	$754	$6,047	$(2,976)	$3,200
Earnings (loss) per share:
Basic	$0.04	$0.31	$(0.15)	$0.16
Diluted	$0.04	$0.30	$(0.15)	$0.16

        The sum of the quarterly EPS amounts may not equal the full year amount since the computations of the weighted average shares outstanding for each quarter and the full year are made independently.

        The following tables contain selected quarterly consolidated financial data for fiscal 2003 and the first three quarters of fiscal 2004 as previously reported in the Company's filed Quarterly Reports on Form 10-Q (in thousands, except per share data):

	Fiscal 2004 Quarter Ended
	March 27, 2004	June 26, 2004	September 25, 2004
	(As Previously Reported)	(As Previously Reported)	(As Previously Reported)
Net sales	$99,929	$120,561	$94,933
Gross margin	35,084	47,165	30,215
Net income (loss)	$2,225	$6,525	$(2,608)
Earnings (loss) per share:
Basic	$0.11	$0.33	$(0.13)
Diluted	$0.11	$0.32	$(0.13)
	Fiscal 2003 Quarter Ended
	March 29, 2003	June 28, 2003	September 27, 2003	December 27, 2003
	(As Previously Reported)	(As Previously Reported)	(As Previously Reported)	(As Previously Reported)
Net sales	$82,363	$97,365	$82,325	$114,851
Gross margin	25,555	36,621	24,367	40,496
Net income (loss)	$768	$6,098	$(2,851)	$3,178
Earnings (loss) per share:
Basic	$0.04	$0.31	$(0.15)	$0.16
Diluted	$0.04	$0.30	$(0.15)	$0.16

THE J. JILL GROUP, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance Beginning of Period	Amounts Charged to Net Income	Write-Offs Against Reserve	Balance End of Period
Accrued Customer Returns:
Year ended December 25, 2004	$7,289	$42,150	$41,945	$7,494

Year ended December 27, 2003	$7,328	$47,781	$47,820	$7,289

Year ended December 28, 2002	$6,562	$51,459	$50,693	$7,328

Item 9. Changes in and Disagreements with Independent Registered Public Accounting Firm on Accounting and Consolidated Financial Disclosure

        Not applicable.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

        We carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of December 25, 2004. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 25, 2004, our disclosure controls and procedures, as defined in Rule 13a-15(e), were effective to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 (the "Exchange Act") are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 25, 2004 based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 25, 2004.

        PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has audited our management's assessment of the effectiveness of our internal control over financial reporting as of December 25, 2004 as stated in their report which is included herein.

Management's Consideration of the Restatement

        In coming to the conclusion that our internal control over financial reporting was effective as of December 25, 2004, our management considered, among other things, the control deficiency related to periodic review of the application of generally accepted accounting principles, which resulted in the need to restate our previously issued financial statements as disclosed in "Note B" to the accompanying consolidated financial statements included in this Form 10-K. After reviewing and analyzing the Securities and Exchange Commission's Staff Accounting Bulletin ("SAB") No. 99, "Materiality," Accounting Principles Board Opinion No. 28, "Interim Financial Reporting," paragraph 29 and SAB Topic 5 F, "Accounting Changes Not Retroactively Applied Due to Immateriality," and taking into consideration (i) that the restatement adjustments did not have a material impact on the financial statements of prior interim or annual periods taken as a whole; (ii) that the cumulative impact of the restatement adjustments on stockholders' equity was not material on the financial statements of prior interim or annual periods; and (iii) that we decided to restate our previously issued financial statements solely because the cumulative impact of the error, if recorded in the current period, would have been material to the current year's reported net income, our management concluded that the control deficiency that resulted in the restatement of the prior period financial statements was not in itself a material weakness. Furthermore, our management concluded that, as of December 25, 2004, we otherwise had effective internal control over financial reporting, including controls over the application of accounting principles, and that the control deficiency that resulted in the restatement when aggregated with other deficiencies did not constitute a material weakness.

Changes in Internal Control over Financial Reporting

        Our management carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of changes in our internal control over financial reporting, as defined in Exchange Act Rule 13a -15(f). Based on this evaluation, our management determined that no change in our internal control over financial reporting occurred during the fourth quarter of fiscal 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

        None.

PART III

Item 10. Directors and Executive Officers of the Registrant

        The information set forth under the caption "Directors and Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Code of Ethics" appearing in our definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on June 2, 2005, which will be filed with the Securities and Exchange Commission not later than 120 days after December 25, 2004, is incorporated herein by reference.

Item 11. Executive Compensation

        The information set forth under the caption "Remuneration of Executive Officers and Directors" appearing in our definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on June 2, 2005, which will be filed with the Securities and Exchange Commission not later than 120 days after December 25, 2004, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information set forth under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plans" appearing in our definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on June 2, 2005, which will be filed with the Securities and Exchange Commission not later than 120 days after December 25, 2004, is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

        None.

Item 14. Principal Accounting Fees and Services

        The information set forth under the captions "Principal Accounting Fees and Services" appearing in our definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on June 2, 2005, which will be filed with the Securities and Exchange Commission not later than 120 days after December 25, 2004, is incorporated herein by reference.

PART IV

Item 15. Exhibits, Consolidated Financial Statement Schedules, and Reports on Form 8-K

        (a)(1)    Financial Statements

  The index to the consolidated financial statements follows:

        (a)(2)    Financial Statement Schedule

  The index to the Consolidated Financial Statement Schedule follows:

Page
Report of Independent Registered Public Accounting Firm on Financial Statement Schedule (included in Report of Independent Registered Public Accounting Firm)	37
Schedule II—Valuation and Qualifying Accounts	67

        (a)(3)    Exhibits

  Set forth below are the exhibits of The J. Jill Group, Inc. and its wholly owned subsidiaries ("the Company"). Exhibits 10.1 through 10.24 include the Company's compensatory plans or arrangements required to be filed as exhibits pursuant to Item 15(c) of Form 10-K.

Certificate of Incorporation and By-Laws
3.1	Restated Certificate of Incorporation of the Company (included as Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 25, 1993, File No. 0-22480, and incorporated herein by reference)
3.2	Certificate of Amendment of Restated Certificate of Incorporation of the Company, dated June 1, 1999 (included as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 26, 1999, File No. 0-22480, and incorporated herein by reference)
3.3	Certificate of Amendment of Restated Certificate of Incorporation of the Company, dated June 5, 2001 (included as Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, File No. 0-22480, and incorporated herein by reference)
3.4	By-Laws of the Company, as amended (included as Exhibit 99.1 to the Company's Current Report on Form 8-K filed November 24, 1999, File No. 0-22480, and incorporated herein by reference)

Material Contracts
10.1	Amended and Restated 2001 Incentive and Non-Statutory Stock Option Plan (included as Exhibit 10.1 to the Company's Current Report on Form 8-K filed January 28, 2005, File No. 0-22480, and incorporated herein by reference)
10.2	Amended and Restated 1993 Incentive and Nonqualified Stock Option Plan (included as Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1998, File No. 0-22480, and incorporated herein by reference)
10.3	Second Amended and Restated 1998 Employee Stock Purchase Plan (included as Exhibit 10.6 to the Company's Current Report on Form 8-K filed December 15, 2004, File No. 0-22480, and incorporated herein by reference)
10.4	The J. Jill Group, Inc. 2005 Incentive Compensation Plan (included as Exhibit 10.1 to the Company's Current Report on Form 8-K filed December 23, 2004, File No. 0-22480, and incorporated herein by reference)
10.5	The J. Jill Group, Inc. 2005 Spring Season Supplemental Executive Bonus Plan (included as Exhibit 10.2 to the Company's Current Report on Form 8-K filed December 23, 2004, File No. 0-22480, and incorporated herein by reference)
10.6	2004 Fall Season Special Bonus Plan (included as Exhibit 10.1 to the Company's Current Report on Form 8-K filed September 22, 2004, File No. 0-22480, and incorporated herein by reference)
10.7	2004 Incentive Compensation Plan (included as Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 27, 2003, File No. 0-22480, and incorporated herein by reference)
10.8	Amended 2003 Incentive Compensation Plan (included as Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 27, 2003, File No. 0-22480, and incorporated herein by reference)
10.9	Deferred Compensation Plan restated as of September 17, 2004 (included as Exhibit 10.2 to the Company's Current Report on Form 8-K filed September 22, 2004, File No. 0-22480, and incorporated herein by reference)
10.10	Trust Agreement for Deferred Compensation Plan restated as of September 17, 2004 (included as Exhibit 10.3 to the Company's Current Report on Form 8-K filed September 22, 2004, File No. 0-22480, and incorporated herein by reference)
10.11	Employment Letter Agreement, dated December 21, 1995, between the Company and Gordon R. Cooke (included as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 30, 1995, File No. 0-22480, and incorporated herein by reference)
10.12	Employment Letter Agreement, dated March 11, 1999, between the Company and Dennis Adomaitis (included as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 27, 1999, File No. 0-22480, and incorporated herein by reference)
10.13	Employment Letter Agreement, dated May 3, 2003, between the Company and Stephen Pearson (included as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 27, 2003, File No. 0-22480, and incorporated herein by reference)
10.14	Employment Letter Agreement, dated May 7, 1996, between the Company and John J. Hayes (included as Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended June 29, 1996, File No. 0-22480, and incorporated herein by reference)
10.15	Agreement to Protect Corporate Property, effective as of December 10, 2004, between the Company and Dennis J. Adomaitis (included as Exhibit 10.1 to the Company's Current Report on Form 8-K filed December 15, 2004, File No. 0-22480, and incorporated herein by reference)

10.16	Agreement to Protect Corporate Property, effective as of December 10, 2004, between the Company and Olga L. Conley (included as Exhibit 10.2 to the Company's Current Report on Form 8-K filed December 15, 2004, File No. 0-22480, and incorporated herein by reference)
10.17	Agreement to Protect Corporate Property, effective as of December 10, 2004, between the Company and Gordon R. Cooke (included as Exhibit 10.3 to the Company's Current Report on Form 8-K filed December 15, 2004, File No. 0-22480, and incorporated herein by reference)
10.18	Agreement to Protect Corporate Property, effective as of December 10, 2004, between the Company and John J. Hayes (included as Exhibit 10.4 to the Company's Current Report on Form 8-K filed December 15, 2004, File No. 0-22480, and incorporated herein by reference)
10.19	Agreement to Protect Corporate Property, effective as of December 10, 2004, between the Company and Stephen L. Pearson (included as Exhibit 10.5 to the Company's Current Report on Form 8-K filed December 15, 2004, File No. 0-22480, and incorporated herein by reference)
10.20	Severance Agreement, dated April 3, 2000, between the Company and Gordon R. Cooke (included as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 24, 2000, File No. 0-22480, and incorporated herein by reference)
10.21	Severance Agreement, dated April 3, 2000, between the Company and Dennis J. Adomaitis (included as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 24, 2000, File No. 0-22480, and incorporated herein by reference)
10.22	Severance Agreement, dated April 3, 2000, between the Company and Olga L. Conley (included as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 24, 2000, File No. 0-22480, and incorporated herein by reference)
10.23	Severance Agreement, dated April 3, 2000, between the Company and John J. Hayes (included as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 24, 2000, File No. 0-22480, and incorporated herein by reference)
10.24	Severance Agreement, dated November 13, 2003, between the Company and Stephen L. Pearson (included as Exhibit 30 to the Company's Annual Report on Form 10-K for the fiscal year ended December 27, 2003, File No. 0-22480, and incorporated herein by reference)
10.25	Fifth Amended and Restated Loan Agreement, dated June 29, 2001, between the Company and Citizens Bank of Massachusetts, individually and as agent for the other lenders party to such agreement, HSBC Bank USA and Bank of New Hampshire, N.A. (included as Exhibit 99.1 to the Company's Current Report on Form 8-K filed July 17, 2001, File No. 0-22480, and incorporated herein by reference)
10.26	Security Agreement, dated June 29, 2001, between the Company and Citizens Bank of Massachusetts, as agent for the lenders (included as Exhibit 99.2 to the Company's Current Report on Form 8-K filed July 17, 2001, File No. 0-22480, and incorporated herein by reference)
10.27	Grant of Security Interest in Trademarks, dated June 29, 2001, between the Company and Citizens Bank of Massachusetts, as agent for the lenders (included as Exhibit 99.16 to the Company's Current Report on Form 8-K filed July 17, 2001, File No. 0-22480, and incorporated herein by reference)
10.28	First Amendment to Fifth Amended and Restated Loan Agreement, dated August 28, 2001, between the Company and Citizens Bank of Massachusetts, individually and as agent for the other lenders party to such agreement, HSBC Bank USA and Bank of New Hampshire, N.A. (included as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 29, 2001, File No. 0-22480, and incorporated herein by reference)

10.29	Second Amendment to Fifth Amended and Restated Loan Agreement, dated July 25, 2002, by and among the Company and Citizens Bank of Massachusetts, HSBC Bank USA and Banknorth, N.A. f/k/a Peoples Heritage Bank, N.A., successor by merger to Bank of New Hampshire, N.A. and Citizens Bank of Massachusetts as agent for the lenders (included as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 29, 2002, File No. 0-22480, and incorporated herein by reference)
10.30	Third Amendment to Fifth Amended and Restated Loan Agreement, dated June 26, 2003, by and among the Company and Citizens Bank of Massachusetts, HSBC Bank USA, Banknorth, N.A. and Citizens Bank of Massachusetts as agent for the lenders (included as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 2003, File No. 0-22480, and incorporated herein by reference)
10.31	Amended and Restated Revolving Note, dated June 26, 2003, between the Company and Citizens Bank of Massachusetts (included as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 2003, File No. 0-22480, and incorporated herein by reference)
10.32	Amended and Restated Revolving Note, dated June 26, 2003, between the Company and HSBC Bank USA (included as Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 2003, File No. 0-22480, and incorporated herein by reference)
10.33	Amended and Restated Revolving Note, dated June 26, 2003, between the Company and Banknorth, N.A. (included as Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 2003, File No. 0-22480, and incorporated herein by reference)
10.34	Fourth Amendment to Fifth Amended and Restated Loan Agreement, dated September 30, 2004, between the Company and Citizens Bank of Massachusetts, HSBC Bank USA, Banknorth, N.A. and Citizens Bank of Massachusetts as agent for the lenders (included as Exhibit 10.1 to the Company's Current Report on Form 8-K filed October 1, 2004, File No. 0-22480, and incorporated herein by reference)
10.35	First Amendment to Amended and Restated Revolving Note, dated September 30, 2004, between the Company and Citizens Bank of Massachusetts (included as Exhibit 10.2 to the Company's Current Report on Form 8-K filed October 1, 2004, File No. 0-22480, and incorporated herein by reference)
10.36	First Amendment to Amended and Restated Revolving Note, dated September 30, 2004, between the Company and HSBC Bank USA, National Association (included as Exhibit 10.3 to the Company's Current Report on Form 8-K filed October 1, 2004, File No. 0-22480, and incorporated herein by reference)
10.37	First Amendment to Amended and Restated Revolving Note, dated September 30, 2004, between the Company and Banknorth, N.A. (included as Exhibit 10.4 to the Company's Current Report on Form 8-K filed October 1, 2004, File No. 0-22480, and incorporated herein by reference)
10.38	Fifth Amendment to Fifth Amended and Restated Loan Agreement, dated December 27, 2004, by and among the Company and Citizens Bank of Massachusetts, HSBC Bank USA, National Association and Banknorth, N.A. (included as Exhibit 10.1 to the Company's Current Report on Form 8-K filed December 28, 2004, File No. 0-22480, and incorporated herein by reference)
10.39	Amendment to Security Agreement, dated December 27, 2004, between the Company and Citizens Bank of Massachusetts, as agent for the lenders (included as Exhibit 10.2 to the Company's Current Report on Form 8-K filed December 28, 2004, File No. 0-22480, and incorporated herein by reference)
10.40	Security Agreement, dated December 27, 2004, between J. Jill, LLC and Citizens Bank of Massachusetts, as agent for the lenders (included as Exhibit 10.3 to the Company's Current Report on Form 8-K filed December 28, 2004, File No. 0-22480, and incorporated herein by reference)

10.41	Security Agreement, dated December 27, 2004, between J.J. Company, Inc. and Citizens Bank of Massachusetts, as agent for the lenders (included as Exhibit 10.4 to the Company's Current Report on Form 8-K filed December 28, 2004, File No. 0-22480, and incorporated herein by reference)
10.42	Security Agreement, dated December 27, 2004, between J. Jill, GP and Citizens Bank of Massachusetts, as agent for the lenders (included as Exhibit 10.5 to the Company's Current Report on Form 8-K filed December 28, 2004, File No. 0-22480, and incorporated herein by reference)
10.43	Guaranty (Unlimited), dated December 27, 2004, between J. Jill, LLC and Citizens Bank of Massachusetts, as agent for the lenders (included as Exhibit 10.6 to the Company's Current Report on Form 8-K filed December 28, 2004, File No. 0-22480, and incorporated herein by reference)
10.44	Guaranty (Unlimited), dated December 27, 2004, between J.J. Company, Inc. and Citizens Bank of Massachusetts, as agent for the lenders (included as Exhibit 10.7 to the Company's Current Report on Form 8-K filed December 28, 2004, File No. 0-22480, and incorporated herein by reference)
10.45	Guaranty (Unlimited), dated December 27, 2004, between J. Jill, GP and Citizens Bank of Massachusetts, as agent for the lenders (included as Exhibit 10.8 to the Company's Current Report on Form 8-K filed December 28, 2004, File No. 0-22480, and incorporated herein by reference)
10.46	Pledge Agreement, dated December 27, 2004, between the Company and Citizens Bank of Massachusetts, as agent for the lenders (included as Exhibit 10.9 to the Company's Current Report on Form 8-K filed December 28, 2004, File No. 0-22480, and incorporated herein by reference)
10.47	First Pledge and Security Agreement, dated December 27, 2004, between J. Jill, GP and Citizens Bank of Massachusetts, individually and as agent for the lenders (included as Exhibit 10.10 to the Company's Current Report on Form 8-K filed December 28, 2004, File No. 0-22480, and incorporated herein by reference)
10.48	Master Security Agreement, dated as of December 23, 1998, by and between the Company and Citizens Leasing Corporation (included as Exhibit 10.59 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1998, File No. 0-22480, and incorporated herein by reference)
10.49	Amendment No. 1 to the Master Security Agreement, dated as of December 23, 1998, by and between the Company and Citizens Leasing Corporation (included as Exhibit 10.60 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1998, File No. 0-22480, and incorporated herein by reference)
10.50	Secured Promissory Note No. 5, dated May 30, 2003, between the Company and Citizens Leasing Corporation (included as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 2003, File No. 0-22480, and incorporated herein by reference)
10.51	Assignment and Assumption Agreement, dated December 26, 2004, between the Company, J. Jill, LLC and Citizens Leasing Corporation (included as Exhibit 10.11 to the Company's Current Report on Form 8-K filed December 28, 2004, File No. 0-22480, and incorporated herein by reference)
10.52	Guaranty, dated December 26, 2004, between the Company and Citizens Leasing Corporation (included as Exhibit 10.12 to the Company's Current Report on Form 8-K filed December 28, 2004, File No. 0-22480, and incorporated herein by reference)
10.53	Mortgage Note, dated March 1, 1999, between Birch Pond Realty Corporation and John Hancock Real Estate Finance, Inc. (included as Exhibit 10.63 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1998, File No. 0-22480, and incorporated herein by reference)
10.54	Consent Agreement, dated March 1, 1999, between the Company and Citizens Bank of Massachusetts (included as Exhibit 10.71 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1998, File No. 0-22480, and incorporated herein by reference)

10.55	Lease, dated March 1, 1999, between the Company and Birch Pond Realty Corporation (included as Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1998, File No. 0-22480, and incorporated herein by reference)
10.56	Assignment of Leases and Rents, dated March 1, 1999, between Birch Pond Realty Corporation and John Hancock Real Estate Finance, Inc. (included as Exhibit 10.64 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1998, File No. 0-22480, and incorporated herein by reference)
10.57	Mortgage, Assignment of Leases and Rents and Security Agreement, dated March 1, 1999, between Birch Pond Realty Corporation and John Hancock Real Estate Finance, Inc. (included as Exhibit 10.65 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1998, File No. 0-22480, and incorporated herein by reference)
10.58	Assignment of Agreements, Permits and Contracts, dated March 1, 1999, between Birch Pond Realty Corporation and John Hancock Real Estate Finance, Inc. (included as Exhibit 10.66 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1998, File No. 0-22480, and incorporated herein by reference)
10.59	Indemnification Agreement, dated March 1, 1999, between the Company, Birch Pond Realty Corporation and John Hancock Real Estate Finance, Inc. (included as Exhibit 10.67 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1998, File No. 0-22480, and incorporated herein by reference)
10.60	Guaranty Agreement, dated March 1, 1999, between the Company and John Hancock Real Estate Finance, Inc. (included as Exhibit 10.68 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1998, File No. 0-22480, and incorporated herein by reference)
10.61	Replacement Reserve Agreement, dated March 1, 1999, by and between Birch Pond Realty Corporation and John Hancock Real Estate Finance, Inc. (included as Exhibit 10.69 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1998, File No. 0-22480, and incorporated herein by reference)
10.62	Tenant Improvement and Leasing Commissions Agreement, dated March 1, 1999, between Birch Pond Realty Corporation and John Hancock Real Estate Finance, Inc. (included as Exhibit 10.70 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1998, File No. 0-22480, and incorporated herein by reference)
10.63	Subordination of Mortgage, dated June 28, 1999, between Birch Pond Realty Corporation and John Hancock Real Estate Finance, Inc. (included as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 26, 1999, File No. 0-22480, and incorporated herein by reference)
10.64	First Modification of Mortgage, Assignment of Leases and Rents and Security Agreement, dated June 28, 1999, between Birch Pond Realty Corporation and John Hancock Real Estate Finance, Inc. (included as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 26, 1999, File No. 0-22480, and incorporated herein by reference)
10.65	Partial Release, dated June 28, 1999, between Birch Pond Realty Corporation and John Hancock Real Estate Finance, Inc. (included as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 26, 1999, File No. 0-22480, and incorporated herein by reference)
10.66	Reaffirmation of Guaranty and Indemnity Agreements, dated June 28, 1999, between the Company and Birch Pond Realty Corporation in favor of John Hancock Real Estate Finance, Inc. (included as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 26, 1999, File No. 0-22480, and incorporated herein by reference)

10.67	Lease Agreement, dated September 18, 1998, between the Company and National Fire Protection Association (included as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 26, 1998, File No. 0-22480, and incorporated herein by reference)
10.68	First Amendment to Lease Agreement, dated June 10, 1999, between the Company and National Fire Protection Association (included as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 26, 1999, File No. 0-22480, and incorporated herein by reference)
10.69	Second Amendment to Lease Agreement, dated October 29, 1999, between the Company and National Fire Protection Association (included as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 25, 1999, File No. 0-22480, and incorporated herein by reference)
10.70	Agreement of Sublease between the Company and Lumbermens Mutual Casualty Company, dated August 28, 2003 (included as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 27, 2003, File No. 0-22480, and incorporated herein by reference)
List of Subsidiaries of the Registrant
21.1	List of Subsidiaries of the Registrant at December 25, 2004
Consent of Experts
23.1	Consent of PricewaterhouseCoopers LLP dated March 10, 2004
Certifications
31.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350

        (b)    Reports on Form 8-K

  On October 1, 2004, we filed a report on Form 8-K to report our entry into an amendment of the Fifth Amended and Restated Loan Agreement dated as of June 29, 2001, as amended, with Citizens Bank of Massachusetts and other lenders and to report the issuance of a press release commenting on our then current expectations for our financial results for the fiscal quarter ending September 25, 2004.

  On November 3, 2004, we filed a report on Form 8-K to report the issuance of a press release commenting on our financial results for the fiscal quarter ended September 25, 2004.

  On December 15, 2004, we filed a report on Form 8-K reporting our entry into agreements with certain of our employees, the approval of an amendment to our Amended 1998 Employee Stock Purchase Plan, the retirement of a Class A Director of the Company and the election of a Class A Director of the Company.

  On December 23, 2004, we filed a report on Form 8-K reporting the Compensation Committee of the Board of Directors' adoption of The J. Jill Group, Inc. 2005 Incentive Compensation Plan and The J. Jill Group, Inc. 2005 Spring Season Supplemental Executive Bonus Plan.

SIGNATURES

        Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE J. JILL GROUP, INC.
Dated: March 10, 2005
	By:	/s/ GORDON R. COOKE Gordon R. Cooke President, Chief Executive Officer, Chairman of the Board of Directors and Director (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GORDON R. COOKE Gordon R. Cooke	President, Chief Executive Officer, Chairman of the Board of Directors and Director (Principal Executive Officer)	March 10, 2005
/s/ OLGA L. CONLEY Olga L. Conley	Executive Vice President/Chief Financial Officer and Treasurer (Principal Financial Officer)	March 10, 2005
/s/ LINDA L. TRUDEL Linda L. Trudel	Vice President/Corporate Controller (Principal Accounting Officer)	March 10, 2005
/s/ WILLIAM E. ENGBERS William E. Engbers	Director	March 10, 2005
/s/ BRETT D. HEFFES Brett D. Heffes	Director	March 10, 2005
/s/ JAMES G. HELD James G. Held	Director	March 10, 2005
/s/ THOMAS J. LITLE Thomas J. Litle	Director	March 10, 2005
/s/ RUTH M. OWADES Ruth M. Owades	Director	March 10, 2005
/s/ MICHAEL P. SHERMAN Michael P. Sherman	Director	March 10, 2005
/s/ JONATHAN P. WARD Jonathan P. Ward	Director	March 10, 2005

THE J. JILL GROUP, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 25, 2004
EXHIBIT INDEX

List of Subsidiaries of the Registrant
21.1	List of Subsidiaries of the Registrant at December 25, 2004
Consent of Experts
23.1	Consent of PricewaterhouseCoopers LLP dated March 10, 2005
Certifications
31.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350