Form 10-Q
period 2005-03-26
J JILL GROUP INC
filed 2005-05-05
CIK 910721

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED MARCH 26, 2005
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

        Shares outstanding of the registrant's common stock (par value $0.01) at April 28, 2005: 20,146,839

THE J. JILL GROUP, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 26, 2005

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

THE J. JILL GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	March 26, 2005	March 27, 2004	December 25, 2004
	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$17,059	$62,281	$31,966
Cash held in escrow	1,056	973	872
Marketable securities	29,451	—	34,062
Accounts receivable, net	11,277	10,601	18,579
Inventory	53,027	34,746	36,212
Prepaid catalog expenses	5,865	5,465	3,894
Deferred income taxes	10,199	6,989	9,761
Other current assets	9,607	6,392	8,237

Total current assets	137,541	127,447	143,583
Property and equipment, net	133,062	124,422	133,972
Other non-current assets	5,929	4,574	5,141

Total assets	$276,532	$256,443	$282,696

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$15,265	$14,198	$17,523
Accrued expenses	27,058	22,132	27,158
Accrued customer returns	6,181	6,516	7,494
Current portion of long-term debt	1,830	1,731	1,805

Total current liabilities	50,334	44,577	53,980
Long-term debt, less current portion	9,962	11,792	10,431
Deferred credits from landlords and other	48,195	40,850	47,387
Deferred income taxes	6,329	3,070	6,841
Commitments and contingencies
Stockholders' equity:
Special preferred stock (par value $0.01) 1,000,000 shares authorized	—	—	—
Common stock (par value $0.01) 30,000,000 shares authorized, 20,146,839, 19,991,473 and 20,109,789 shares issued and outstanding as of March 26, 2005, March 27, 2004 and December 25, 2004, respectively	201	200	201
Additional paid-in capital	112,910	110,986	112,508
Accumulated other comprehensive loss	(128)	—	(89)
Retained earnings	48,729	44,968	51,437

Total stockholders' equity	161,712	156,154	164,057

Total liabilities and stockholders' equity	$276,532	$256,443	$282,696

The accompanying notes are an integral part of the condensed consolidated financial statements.

THE J. JILL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	March 26, 2005	March 27, 2004
		(Restated)
Net sales	$98,369	$99,929
Cost of products and merchandising	69,642	64,847

Gross margin	28,727	35,082
Selling, general and administrative expenses	33,518	31,148

Operating income (loss)	(4,791)	3,934
Interest income	201	138
Interest expense	251	280

Interest expense, net	50	142

Income (loss) before taxes	(4,841)	3,792
Income tax provision (benefit)	(2,133)	1,555

Net income (loss)	$(2,708)	$2,237

Earnings (loss) per share:
Basic	$(0.13)	$0.11
Diluted	$(0.13)	$0.11
Weighted average shares outstanding:
Basic	20,145	19,823
Diluted	20,145	20,286

The accompanying notes are an integral part of the condensed consolidated financial statements.

THE J. JILL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	March 26, 2005	March 27, 2004
		(Restated)
Cash flows (used in) provided by operating activities:
Net (loss) income	$(2,708)	$2,237
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	5,274	4,411
Loss (gain) on trust assets	132	(19)
Loss on disposal of property and equipment	262	—
Deferred income taxes	(880)	397
Changes in assets and liabilities:
Decrease in accounts receivable, net	7,302	8,033
Increase in inventory	(16,815)	(6,615)
Increase in prepaid catalog expenses	(1,971)	(1,359)
(Increase) decrease in other assets	(1,330)	449
Decrease in accounts payable	(2,127)	(876)
(Decrease) increase in accrued expenses	(741)	555
Decrease in accrued customer returns	(1,313)	(773)
Increase (decrease) in deferred credits from landlords and other	808	(272)

Net cash (used in) provided by operating activities	(14,107)	6,168
Cash flows used in investing activities:
Additions to property and equipment	(4,011)	(3,970)
Maturities of marketable securities	3,425	—
Sale of marketable securities	2,000	—
Purchase of marketable securities	(1,013)	—
Investment in trust assets	(975)	(724)
Increase in cash held in escrow	(184)	(190)

Net cash used in investing activities	(758)	(4,884)
Cash flows (used in) provided by financing activities:
Payments of debt borrowings	(444)	(419)
Proceeds from stock transactions	402	2,129

Net cash (used in) provided by financing activities	(42)	1,710
Net (decrease) increase in cash and cash equivalents	(14,907)	2,994
Cash and cash equivalents at:
Beginning of period	31,966	59,287

End of period	$17,059	$62,281

Supplemental information:
Non-cash investing activities:
Construction costs accrued, not paid	$1,427	$580

The accompanying notes are an integral part of the condensed consolidated financial statements.

THE J. JILL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

        The condensed consolidated financial statements included herein have been prepared by The J. Jill Group, Inc. (together with its wholly owned consolidated subsidiaries, the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"), and in the opinion of management contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been omitted pursuant to such rules and regulations. Accordingly, although the Company believes that the disclosures are adequate to make the information presented not misleading, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 25, 2004 ("fiscal 2004"). As a retailer, the Company is subject to seasonal fluctuations in net sales. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

A.    Nature of business:

        The Company is a multi-channel specialty retailer of women's apparel, including accessories and footwear, that markets its products through retail stores, catalogs and its website jjill.com.

B.    Restatement of prior financial information:

        The Company restated its condensed consolidated balance sheet at March 27, 2004, and its condensed consolidated statements of operations and cash flows for the three months ended March 27, 2004. The restatement also affects periods prior to fiscal 2004. The restatement corrects the Company's historical accounting for operating leases. For information with respect to the restatement, see "Note B" to the consolidated financial statements contained in the Company's Annual Report on Form 10-K for fiscal 2004. The Company did not amend its previously filed Quarterly Reports on Form 10-Q for the restatement, therefore the financial statements and related financial information contained in such reports should no longer be relied upon. Throughout this Form 10-Q, all referenced amounts for affected prior periods and prior period comparisons reflect the balances and amounts on a restated basis.

        As a result of this restatement, the Company's financial results have been adjusted as follows (in thousands, except per share data):

	As Previously Reported		As Restated
	March 27, 2004	Adjustments	March 27, 2004
Deferred credits from landlords and other	$37,289	$3,561	$40,850
Deferred income taxes	4,504	(1,434)	3,070
Retained earnings	47,095	(2,127)	44,968
Total stockholders' equity	$158,281	$(2,127)	$156,154

	Three Months Ended
	As Previously Reported		As Restated
	March 27, 2004	Adjustments	March 27, 2004
Net sales	$99,929	$—	$99,929
Cost of products and merchandising	64,845	2	64,847

Gross margin	35,084	(2)	35,082
Selling, general and administrative expenses	31,171	(23)	31,148

Operating income	3,913	21	3,934
Interest income	138	—	138
Interest expense	280	—	280

Interest expense, net	142	—	142

Income before taxes	3,771	21	3,792
Income tax provision	1,546	9	1,555

Net income	$2,225	$12	$2,237

Earnings per share
Basic	$0.11	$0.00	$0.11
Diluted	$0.11	$0.00	$0.11

C.    Accounting for stock-based compensation:

        At March 26, 2005, the Company had three stock-based plans, which are described in "Note B" and "Note G" to the consolidated financial statements contained in the Company's Annual Report on Form 10-K for fiscal 2004. The Company discloses stock-based compensation information in accordance with Financial Accounting Standards Board ("FASB") issued Statement No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123" and FASB issued Statement No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." The Company has elected to continue to account for its stock-based plans under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," as well as to provide disclosure of stock-based compensation as outlined in SFAS 123, as amended by SFAS 148. No compensation expense has been recognized related to the Company's stock-based plans.

        In December 2004, the FASB issued Statement No. 123R ("SFAS 123R"), "Share-Based Payment," a revision of SFAS 123. As a result, the pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. See "Note B" to the consolidated financial statements contained in the Company's Annual Report on Form 10-K for fiscal 2004. In April 2005, the SEC announced the adoption of a new rule that amends the compliance date for SFAS 123R. The SEC's new rule requires companies to implement SFAS 123R by the beginning of the first fiscal year beginning after June 15, 2005. Accordingly, the Company intends to adopt SFAS 123R in the first quarter of 2006. The Company is currently evaluating the provisions of SFAS 123R. The adoption of this standard is expected to have a material effect on the Company's consolidated financial statements; however, based on the Company's current projections, the Company expects the future compensation expense to be recognized as a result of the adoption of SFAS 123R to be significantly less than the pro forma amounts historically disclosed in the notes to its financial statements. Many of the stock options that will be outstanding as of the first quarter of 2006 will be fully vested at that time and accordingly, will not result in compensation expense going forward.

        The Company uses the Black-Scholes option pricing model to estimate the fair value at the date of grant of stock options granted under the Company's stock option plans and stock purchase rights associated with the Company's employee stock purchase plan. A summary of the assumptions used for stock option grants and stock purchase right grants follows:

	Three Months Ended
	March 26, 2005	March 27, 2004
Stock option plans:
Dividend yield	0.0%	0.0%
Expected volatility	58.0%	70.0%
Risk free interest rate	4.0%	2.6%
Expected lives	4.0 years	4.0 years
Employee stock purchase plan:
Dividend yield	0.0%	0.0%
Expected volatility	49.0%	50.0%
Risk free interest rate	2.8%	1.0%
Expected lives	1.0 year	1.0 year

        A reconciliation of net income (loss), as reported in the condensed consolidated statements of operations, to pro forma net income (loss) including compensation expense for the Company's stock-based plans as calculated in accordance with the provisions of SFAS 123, as amended by SFAS 148, and a comparison of as reported and pro forma basic and diluted earnings (loss) per share ("EPS") follows (in thousands, except per share data):

	Three Months Ended
	March 26, 2005	March 27, 2004
		(Restated)
Net income (loss):
As reported	$(2,708)	$2,237
Compensation expense, net of related tax benefit (1)	(1,092)	(1,235)

Pro forma	$(3,800)	$1,002

Earnings (loss) per share:
Basic
As reported	$(0.13)	$0.11
Pro forma	(0.19)	0.05
Diluted
As reported	(0.13)	0.11
Pro forma	$(0.19)	$0.05
(1)
Compensation expense is net of a related tax benefit of $556,000 and $624,000 for the three months ended March 26, 2005 and March 27, 2004, respectively.

        The effects on pro forma net income (loss) and pro forma EPS of the estimated stock-based compensation expense, net of tax, calculated using the fair value of stock options and stock purchase rights in accordance with the Black-Scholes option pricing model for the three months ended March 26, 2005 and March 27, 2004 are not necessarily representative of the effects on the Company's results of operations in the future. In addition, the compensation expense estimates utilize an option pricing model developed for traded options with relatively short lives. The Company's stock option grants typically have a life of up to ten years and are not transferable. Therefore, the actual fair value of a stock option grant may be different from the Company's estimates. The Company believes that its estimates incorporate all relevant information and represent a reasonable approximation in light of the difficulties involved in valuing non-traded stock options.

D.    Earnings (loss) per share:

        A reconciliation of the numerators and denominators of the basic and diluted EPS computations follows (in thousands, except per share data):

	Three Months Ended
	March 26, 2005	March 27, 2004
		(Restated)
Numerator:
Net income (loss)	$(2,708)	$2,237

Denominator (shares):
Basic weighted average shares outstanding	20,145	19,823
Assumed issuance of shares under stock option plans and employee stock purchase plan	—	463

Diluted weighted average shares outstanding	20,145	20,286

Earnings (loss) per share:
Basic	$(0.13)	$0.11
Diluted	$(0.13)	$0.11

        For the three months ended March 26, 2005 and March 27, 2004, of the options then outstanding, options to purchase 3,519,500 and 1,387,500 shares of common stock, respectively, were excluded from the computation of diluted EPS on the basis that such options were antidilutive.

        During the three months ended March 26, 2005, options to purchase 21,000 shares of the Company's common stock were granted pursuant to the Company's stock option plans, and options to purchase 1,000 shares of common stock were canceled. There were no options exercised during the three months ended March 26, 2005. During the three months ended March 27, 2004, options to purchase 256,000 shares of the Company's common stock were granted pursuant to the Company's stock option plans, options to purchase 296,908 shares of common stock were exercised and options to purchase 13,500 shares of common stock were canceled. The Company received $1,737,000 in cash from the exercise of stock options and recorded a related tax benefit of $709,000 during the three months ended March 27, 2004.

E.    Marketable securities:

        The Company's marketable securities consist primarily of investments in municipal debt securities. The Company intends to maintain a liquid portfolio and accordingly all marketable securities are classified as available-for-sale and reported at fair value in accordance with FASB issued Statement No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities." Unrealized gains and losses are included in accumulated other comprehensive income (loss), a separate component of stockholders' equity. Unrealized gains and losses are added to or deducted from net income, respectively, in arriving at comprehensive income (loss) for reporting purposes. During the three months ended March 26, 2005, the Company's comprehensive loss was $2,747,000. During the three months ended March 27, 2004, the Company's comprehensive income equaled its net income. There were no realized gains or losses on marketable securities during the three months ended March 26, 2005. The Company held no marketable securities at March 27, 2004.

        A summary of the contractual maturities of available-for-sale securities follows (in thousands):

	Fair Market Value
	March 26, 2005	December 25, 2004
Due within one year	$15,518	$18,259
Due between one and three years	13,933	13,803
Due after ten years (1)	—	2,000

Total	$29,451	$34,062

(1)
At December 25, 2004, the Company owned marketable securities that had the option to be put every 35 days. These securities were sold during the three months ended March 26, 2005.

F.     Debt:

        The Company's credit facilities at March 26, 2005 consisted of (i) a $60,000,000 revolving credit facility (the "Revolving Credit Facility"); (ii) a $12,000,000 real estate loan (the "Tilton Facility Loan"); and (iii) a $4,100,000 equipment loan (the "Equipment Loan").

        A summary of outstanding long-term debt follows (in thousands):

	March 26, 2005	March 27, 2004	December 25, 2004
Tilton Facility Loan	$10,125	$10,502	$10,224
Equipment Loan	1,667	3,021	2,012

Total long-term debt	11,792	13,523	12,236
Less current maturities	(1,830)	(1,731)	(1,805)

Long-term debt, less current portion	$9,962	$11,792	$10,431

        At March 26, 2005, the Company estimated the fair value of its outstanding borrowings, including current maturities, to be $12,523,000.

        The maturity date of the Revolving Credit Facility is June 1, 2006. The total amount available under the Revolving Credit Facility is $60,000,000 and is reduced by outstanding borrowings and outstanding letters of credit. Outstanding borrowings may not exceed $20,000,000. Letters of credit are primarily used to procure inventory from foreign vendors. The Revolving Credit Facility is collateralized by substantially all of the personal property, both tangible and intangible, of the Company. Outstanding borrowings bear interest at an annual rate equal to the prime lending rate announced by one of the participating banks or the LIBOR lending rate plus 1.75% per annum. At March 26, 2005, the Revolving Credit Facility bore interest at 5.75% per annum. There were no outstanding borrowings on the Revolving Credit Facility at March 26, 2005, March 27, 2004 or December 25, 2004. Outstanding letters of credit totaled $21,417,000, $18,702,000 and $40,647,000 at March 26, 2005, March 27, 2004 and December 25, 2004, respectively. Availability under the Revolving Credit Facility at March 26, 2005, March 27, 2004 and December 25, 2004 was $38,583,000, $41,298,000 and $19,353,000, respectively, subject in each case to the borrowing cap. Outstanding letters of credit do not bear interest. The Company is required to pay a commitment fee of 1/4 of 1% per annum on the unused portion of the Revolving Credit Facility.

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

        The Company's credit facilities contain various lending conditions and covenants including restrictions on permitted liens. In the case of the Revolving Credit Facility, these conditions and covenants include certain financial coverage calculations and ratios, including (i) indebtedness and outstanding letter of credit balance to tangible net worth; (ii) hard current assets to current liabilities; (iii) debt service coverage; (iv) indebtedness, outstanding letter of credit balance and net present value of operating leases to tangible net worth; and (v) minimum annual net profit. The manner of making these calculations and computing these ratios is defined by the provisions of the Fifth Amended and Restated Loan Agreement, as amended, which is part of the Revolving Credit Facility. The Company was in compliance with the covenants associated with its credit facilities as of and for the three months ended March 26, 2005 and March 27, 2004 and as of and for the twelve months ended December 25, 2004.

G.    Commitments and contingencies:

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

        During the three months ended March 26, 2005, the Company entered into leases for 11 retail stores and one outlet store, each having initial lease termination dates between 2015 and 2017. At March 26, 2005, the future minimum lease payments, excluding maintenance, insurance and real estate taxes, for operating leases having a remaining term in excess of one year at such date, including the 12 operating leases entered into during the three months ended March 26, 2005, were as follows (in thousands):

Lease Commitments
For the remainder of fiscal 2005	$19,977
Fiscal 2006	30,947
Fiscal 2007	31,406
Fiscal 2008	31,943
Fiscal 2009	32,139
Thereafter	90,860

Total	$237,272

        Most of the Company's retail store leases contain provisions that allow for early termination of the lease by either party if certain predetermined annual sales levels are not met. Generally, these provisions allow the lease to be terminated between the third and fifth year of the lease term. Should the lease be terminated under these provisions, the unamortized portion of any landlord allowances related to that property would be payable to the landlord. The liability for unamortized landlord allowances, including current portion, was $41,367,000, $33,258,000 and $39,507,000 at March 26, 2005, March 27, 2004 and December 25, 2004, respectively.

Legal proceedings and other contingencies

        In August 2003, a Complaint was served on The Birch Pond Group, Inc. (a subsidiary of The J. Jill Group, Inc.) in a civil action filed in the California Superior Court, Riverside County, against The Birch Pond Group, Inc. and certain fictitiously named and unknown defendants who allegedly are or were operating J. Jill stores within the State of California. This action, allegedly on behalf of a class of non-salaried store workers, alleges, among other things, violations of various provisions of the California Labor Code and related regulations regarding meal periods, rest periods and coerced patronage, and unfair competition. During the third quarter of fiscal 2004, in accordance with FASB issued Statement No. 5, "Accounting for Contingencies," the Company recorded an accrual related to this proceeding as a result of settlement discussions. In April 2005, the parties executed a settlement agreement and the Court certified a class (for settlement purposes only) and preliminarily approved the settlement agreement. No additional accrual was recorded as a result of the execution of the settlement agreement. The Company considers the amount accrued to be immaterial to the financial statements taken as a whole. Various procedural steps must be taken before the settlement can be finalized. The Company expects this process to be completed by the end of 2005.

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

H.    Segment information:

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

        During the three months ended March 26, 2005, the Company changed its segment reporting as a result of changes in the way management views the business. Inventory control costs, previously included in other, have been reclassified to the retail and direct segments. Additionally, certain order fulfillment costs previously recorded in the direct segment have been reclassified to inventory distribution costs and allocated to the retail segment. Certain segment information for the three months ended March 27, 2004 has been reclassified to conform to current period presentation.

        The Company evaluates segment profitability based on the contribution of each segment. Segment contribution represents each segment's net sales less direct costs related to the segment's operations. Direct costs for the retail and direct segments include merchandise acquisition and inventory control costs, and inventory markdowns. Direct costs also include retail store selling, occupancy, depreciation, inventory distribution and administrative costs for the retail segment and catalog costs, certain order processing and fulfillment costs and internet selling costs for the direct segment. Segment contribution less other and general and administrative expenses is equal to operating income (loss). Other represents unallocated shared-service costs such as merchandising, product development, sourcing and distribution facility costs, as well as outlet store revenues and expenses. General and administrative expenses include corporate executive management costs, support service costs (e.g., shared information systems, finance and human resources) and corporate headquarters occupancy costs.

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

        The accounting policies of the Company's segments are the same as those described in "Note B" to the consolidated financial statements contained in the Company's Annual Report on Form 10-K for fiscal 2004. Inter-segment balances and transactions have been eliminated.

        The following tables summarize financial information by segment and provide a reconciliation of segment contribution to operating income (loss) (in thousands):

	Three Months Ended
	March 26, 2005	March 27, 2004
		(Restated)
Net sales:
Retail	$56,586	$50,223
Direct	40,825	48,755
Other (1)	958	951

Total net sales	$98,369	$99,929

Reconciliation to operating income (loss):
Retail segment contribution (deficit)	$(2,115)	$2,446
Direct segment contribution	9,938	12,761
Other (2)	(4,623)	(4,127)
General and administrative expenses	(7,991)	(7,146)

Operating income (loss)	$(4,791)	$3,934

(1)
Represents outlet store net sales.
(2)
Represents unallocated shared-service costs and outlet store revenues and expenses.

	Retail	Direct	Unallocated Assets	Total
Identifiable assets:
March 26, 2005	$140,233	$28,713	$107,586	$276,532
March 27, 2004	$119,178	$22,239	$115,026	$256,443
December 25, 2004	$132,539	$26,811	$123,346	$282,696

I.     Reclassifications:

        Certain segment information for the three months ended March 27, 2004 has been reclassified to conform to current period presentation and management's current internal reporting structure.

J.     Recent accounting pronouncements:

        In March 2005, the FASB issued Interpretation No. 47 ("FIN 47"), "Accounting for Conditional Asset Retirement Obligations," an interpretation of FASB issued Statement No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations." FIN 47 clarifies that the term "conditional asset retirement obligation" as used in SFAS 143 refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application for interim financial information is permitted but is not required. The Company has not yet determined the financial statement impact, if any, of implementing FIN 47.

        In December 2004, the FASB issued Statement No. 153 ("SFAS 153"), "Exchanges of Nonmonetary Assets," an amendment of APB Opinion No. 29 ("APB 29"), "Accounting for Nonmonetary Transactions." SFAS 153 amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary asset exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company has not yet determined the financial statement impact, if any, of implementing SFAS 153.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        This Quarterly Report on Form 10-Q, including the following discussion, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, the words "projected," "anticipated," "planned," "expected" and similar expressions are intended to identify forward-looking statements. In particular, statements regarding future financial targets or trends are forward-looking statements. Forward-looking statements are not guarantees of our future financial performance, and undue reliance should not be placed on them. Our actual results, performance or achievements may differ significantly from the results, performance or achievements discussed in or implied by the forward-looking statements. Factors that could cause such a difference include material changes to our business or prospects, in consumer spending, fashion trends or consumer preferences, or in general political, economic, business, or capital market conditions and other risks and uncertainties, including but not limited to the following: our ability to respond to changes in customer demands and fashion trends in a timely manner which could affect both total sales and the mix of sales between full price and liquidation merchandise; the success of our product development and merchandising initiatives; our ability to effectively build brand awareness; our ability to successfully redefine our direct segment business strategy; the success of our retail segment growth strategy; changes in competition in the apparel industry; the customary risks of purchasing merchandise abroad, including longer lead times, higher initial purchase commitments and timeliness of receipts of inventory; the possible adverse effect of a determination by us or our registered independent accounting firm that we have a material weakness in our internal controls over financial reporting; changes in, or failure to comply with, federal and state tax regulations; the imposition of international or domestic sanctions, embargoes or quota restrictions with respect to imported merchandise from China; our ability to respond to interruptions or delays in the delivery of products or services provided by our vendors and service providers; our ability to attract and retain qualified personnel; possible future increases in expense and labor and employee benefit costs; business abilities and the judgment of management; our ability to respond to a major failure of our information systems; and other factors that are detailed in "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 25, 2004 ("fiscal 2004"). We disclaim any intent or obligation to update any forward-looking statements.

Restatement of Prior Financial Information

        We have restated the condensed consolidated balance sheet at March 27, 2004, and the condensed consolidated statements of operations and cash flows for the three months ended March 27, 2004 ("first quarter fiscal 2004") in this Quarterly Report on Form 10-Q. The restatement also affects periods prior to fiscal 2004. The restatement corrects our historical accounting for operating leases. The restatement adjustments are non-cash and had no impact on revenues, comparable store sales or operating cash flows. For information with respect to the restatement, see "Note B" to the consolidated financial statements contained in our Annual Report on Form 10-K for fiscal 2004. We did not amend our previously filed Quarterly Reports on Form 10-Q for the restatement, therefore the financial statements and related financial information contained in such reports should no longer be relied upon. Throughout "Management's Discussion and Analysis of Financial Condition and Results of Operations," all referenced amounts for affected prior periods and prior period comparisons reflect the balances and amounts on a restated basis.

Overview

        We are a multi-channel specialty retailer of women's apparel, including accessories and footwear. We market our products through retail stores, catalogs and our website jjill.com. We currently have two reportable business segments, retail and direct. Each segment is separately managed and utilizes distinct distribution, marketing and inventory management strategies. The retail segment markets merchandise through retail stores. The direct segment markets merchandise through catalogs and our website. For more information about our reportable business segments, please see "Note H" to the accompanying condensed consolidated financial statements.

        Net sales during the three months ended March 26, 2005 ("first quarter fiscal 2005") decreased by 1.6% to $98.4 million from $99.9 million during first quarter fiscal 2004. We generated an operating loss during first quarter fiscal 2005 of $4.8 million compared to operating income of $3.9 million during first quarter fiscal 2004. The net loss during first quarter fiscal 2005 was $2.7 million, or $0.13 per diluted share, compared to net income of $2.2 million, or $0.11 per diluted share, during first quarter fiscal 2004.

        First quarter fiscal 2005 was a disappointing quarter for us. Our early spring merchandise assortments and marketing campaigns did not resonate well with our customers and, as a result, productivity levels in both channels were below our expectations. While we are not pleased with our first quarter results, we believe that we are still in the midst of a difficult merchandising transition. Our business did show some signs of improvement beginning in early March when we delivered our third spring assortment—a creative, artistic and well-differentiated assortment that we believe better represented the essence of the J. Jill brand. However, more current business trends are somewhat less encouraging causing us to remain cautious about our outlook, particularly as we transition into the fall season.

        Based on the sales trends we have experienced since the beginning of 2005, we are currently targeting net sales between $113.0 and $116.0 million and net income that approximates breakeven for the second quarter of 2005. Our gross margin as a percentage of net sales is expected to decline significantly compared to the second quarter of fiscal 2004, primarily as a result of increased off price selling and promotional activity, higher inventory markdowns and the de-leveraging of occupancy and depreciation expenses over lower overall net sales. Selling, general and administrative expenses as a percentage of net sales are expected to increase compared to last year's second quarter percentage, primarily as a result of the de-leveraging of higher selling expenses associated with the growth in the retail segment over lower overall net sales. This forward-looking financial information is not a guarantee of actual performance. Historically, our actual performance has deviated, often materially, from our targets. These statements do not include the potential for any business risks, opportunities or other developments that may occur after May 5, 2005.

Results of Operations

        The following table presents our condensed consolidated statements of operations expressed as a percentage of net sales:

	Three Months Ended
	March 26, 2005	March 27, 2004
		(Restated)
Net sales	100.0%	100.0%
Cost of products and merchandising	70.8	64.9

Gross margin	29.2	35.1
Selling, general and administrative expenses	34.1	31.2

Operating income (loss)	(4.9)	3.9
Interest income	0.2	0.1
Interest expense	0.2	0.2

Interest expense, net	0.0	0.1

Income (loss) before taxes	(4.9)	3.8
Income tax provision (benefit)	(2.1)	1.6

Net income (loss)	(2.8)%	2.2%

        The following table presents certain selected operating data:

	Three Months Ended
	March 26, 2005	March 27, 2004
Retail: (1)
Stores open:
Beginning of period	150	122
End of period	152	123
Weighted average stores open (2)	150	122
Weighted average square footage (3)	663,000	559,400
Comparable store sales (4)	(6.0)%	23.5%
Direct:
Circulation: (5)
Catalogs (in thousands)	15,100	16,200
Square inches (in millions)	89,700	111,600
Other:
12-month buyers (6)	1,791,000	n/a
J. Jill credit card holders	737,000	624,000
E-mail addresses	1,164,000	862,000
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

(6)
The term "Total 12-month buyers" represents customers identified by our multi-channel database as having placed a catalog, internet or intranet order with us or made a retail store purchase from us within the previous 12 months. We currently capture customer information on roughly 75% of our retail store customers and, accordingly, we believe this buyer count is somewhat understated. The previously disclosed 12-month buyer statistic for first quarter fiscal 2004 of 984,000 excluded retail store customers except for orders placed over the intranet.

        The following table summarizes net sales by segment (in thousands):

	Three Months Ended
	March 26, 2005	March 27, 2004
Retail	$56,586	$50,223
Direct	40,825	48,755
Other (1)	958	951

Total net sales	$98,369	$99,929

(1)
Represents outlet store net sales.

Comparison of First Quarter Fiscal 2005 to First Quarter Fiscal 2004

        Net sales decreased by $1.6 million, or 1.6%, to $98.4 million during first quarter fiscal 2005 from $99.9 million during first quarter fiscal 2004 primarily as a result of poor customer response to our spring season merchandise assortments and marketing campaigns partially offset by increased store count. Retail segment net sales increased by $6.4 million, or 12.7%, during first quarter fiscal 2005. This increase is attributable to an 18.5% increase in the weighted average square footage of retail stores open during the quarter offset by a 4.9% decrease in retail segment sales productivity, as measured by net sales per weighted average square foot. During first quarter fiscal 2005, we opened two retail stores and ended the quarter with 152 retail stores compared to 123 at the end of first quarter fiscal 2004. Comparable store sales for stores open at least one full fiscal year decreased by 6.0% during first quarter fiscal 2005. Direct segment net sales decreased by $7.9 million, or 16.3%, during first quarter fiscal 2005, as square inches circulated decreased by 19.6% and direct segment sales productivity, as measured by net sales per 1,000 square inches circulated increased by only 4.2%. Internet net sales represented 52.6% of total direct segment net sales during first quarter fiscal 2005 compared to 39.3% during first quarter fiscal 2004. The increase in internet net sales is primarily attributable to the increased use of out-bound e-mails. We expect internet net sales to represent an increasing portion of our total direct business over time. We expect our future growth to come from our retail segment.

        Gross margin represents net sales less cost of products and merchandising. Cost of products and merchandising consists primarily of product costs (e.g., product development, sourcing, merchandising, inventory control and inventory acquisition costs and inventory markdowns) and operating costs (e.g., occupancy and depreciation costs for our retail stores, order processing costs and distribution facility costs). During first quarter fiscal 2005, gross margin decreased by $6.4 million, or 18.1%, to $28.7 million from $35.1 million during first quarter fiscal 2004. As a percentage of net sales, gross margin decreased to 29.2% during first quarter fiscal 2005 from 35.1% during first quarter fiscal 2004. The 5.9 percentage point decrease in gross margin as a percentage of net sales was attributable to a 3.8 percentage point increase in product costs and a 2.1 percentage point increase in operating costs, both as a percentage of net sales. Product costs as a percentage of net sales increased primarily as a result of higher inventory markdowns associated with current season overstocks, increased product development and merchandising costs, increased promotional activity and a shift in the mix of the business toward off price. These factors were slightly offset by higher initial mark-ups resulting from some of the initiatives we have put in place in our product development and merchandising area. The increase in operating costs as a percentage of net sales was primarily attributable to a 20.0% increase in retail segment operating costs associated with the growth of the retail business, a 10.6% decrease in direct segment operating costs and the de-leveraging effect of the resulting net operating cost increase as compared to relatively flat quarter-over-quarter net sales levels. Additionally, the shift in the mix of our business toward retail and the fact that retail segment operating costs are currently higher as a percentage of net sales than direct segment operating costs, also contributed to the increase in operating costs as a percentage of net sales. We expect the differences between our retail and direct segment cost structures to continue until we are able to increase the overall productivity and profitability of our retail stores.

        Selling, general and administrative expenses consist primarily of retail store selling costs, costs to produce, print and distribute catalogs, and website and corporate administrative costs. During first quarter fiscal 2005, selling, general and administrative expenses increased by $2.4 million, or 7.6%, to $33.5 million from $31.1 million during first quarter fiscal 2004. As a percentage of net sales, selling, general and administrative expenses increased to 34.1% during first quarter fiscal 2005 from 31.2% during first quarter fiscal 2004. The 2.9 percentage point increase in selling, general and administrative expenses as a percentage of net sales was attributable to a 1.9 percentage point increase in selling expenses and a 1.0 percentage point increase in general and administrative expenses, both as a percentage of net sales. The increase in selling expenses as a percentage of net sales was primarily attributable to a 22.8% increase in retail segment selling expenses associated with the growth of the retail business, a 16.2% decrease in direct segment selling expenses and the de-leveraging effect of the resulting net selling expense increase as compared to relatively flat quarter-over-quarter net sales levels. In addition, selling expenses as a percentage of net sales was negatively affected by the shift in the mix of our business toward retail and the fact that retail segment selling expenses are currently higher as a percentage of net sales than direct segment selling expenses. We expect the differences between our retail and direct segment cost structures to continue until we are able to increase the overall productivity and profitability of our retail stores. General and administrative expenses as a percentage of net sales increased primarily as a result of increased spending on employee-related costs and professional fees, together representing a $0.9 million quarter-over-quarter increase in expenses. This increase was partially offset by the fact that last year general and administrative expenses included $0.3 million related to spring season performance bonuses.

        Interest income increased to $0.2 million during first quarter fiscal 2005 from $0.1 million during first quarter fiscal 2004. Interest expense remained flat at $0.3 million during both first quarter fiscal 2005 and first quarter fiscal 2004.

Income Taxes

        We provide for income taxes at an effective tax rate that includes the full federal and state statutory tax rates. Our effective tax rate was 44.1% during first quarter fiscal 2005 compared to 41.0% during first quarter fiscal 2004. Our effective tax rate continues to be negatively affected by the expansion of our business in certain states with higher tax rates.

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

        During first quarter fiscal 2005, we changed our segment reporting as a result of changes in the way management views the business. Inventory control costs, previously included in other, have been reclassified to the retail and direct segments. Additionally, certain order fulfillment costs previously recorded in the direct segment have been reclassified to inventory distribution costs and allocated to the retail segment. Certain segment information for first quarter fiscal 2004 has been reclassified to conform to current period presentation.

        We evaluate segment profitability based on the contribution of each segment. Segment contribution represents each segment's net sales less direct costs related to the segment's operations. Direct costs for the retail and direct segments include merchandise acquisition and inventory control costs, and inventory markdowns. Direct costs also include retail store selling, occupancy, depreciation, inventory distribution and administrative costs for the retail segment and catalog costs, certain order processing and fulfillment costs and internet selling costs for the direct segment. Segment contribution less other and general and administrative expenses is equal to operating income (loss). Other represents unallocated shared-service costs such as merchandising, product development, sourcing and distribution facility costs, as well as outlet store revenues and expenses. General and administrative expenses include corporate executive management costs, support service costs (e.g., shared information systems, finance and human resources) and corporate headquarters occupancy costs.

        The accounting policies of our segments are the same as those described in "Note B" to the consolidated financial statements contained in our Annual Report on Form 10-K for fiscal 2004. Inter-segment balances and transactions have been eliminated.

        The following table provides a reconciliation of segment contribution to operating income (loss) (in thousands):

	Three Months Ended
	March 26, 2005	March 27, 2004
		(Restated)
Retail segment contribution (deficit)	$(2,115)	$2,446
Direct segment contribution	9,938	12,761
Other (1)	(4,623)	(4,127)
General and administrative expenses	(7,991)	(7,146)

Operating income (loss)	$(4,791)	$3,934

(1)
Represents unallocated shared-service costs and outlet store revenues and expenses.

Segment Comparison of First Quarter Fiscal 2005 to First Quarter Fiscal 2004

  Retail segment contribution

        The retail segment's first quarter fiscal 2005 contribution decreased by $4.6 million to a deficit of $2.1 million from a contribution of $2.4 million during first quarter fiscal 2004. As a percentage of segment net sales, retail's contribution/deficit decreased by 8.6 percentage points. This decrease was attributable to a 4.5 percentage point increase in product costs, a 1.6 percentage point increase in operating costs and a 2.5 percentage point increase in selling expenses, all as a percentage of net sales. Segment product costs as a percentage of net sales increased primarily as a result of higher inventory markdowns associated with current season overstocks. Although there was a shift in the mix of business toward off price and an increase in promotional activity during the quarter, these factors were offset by higher initial mark-ups. Segment operating costs as a percentage of net sales increased primarily as a result of the de-leveraging of occupancy and depreciation costs over lower sales per square foot. Segment selling expenses as a percentage of net sales increased primarily as a result of higher advertising costs, including costs associated with catalogs mailed to retail-only customers, and in-store visual presentation costs.

  Direct segment contribution

        The direct segment's first quarter fiscal 2005 contribution decreased by $2.8 million, or 22.1%, to $9.9 million from $12.8 million during first quarter fiscal 2004. As a percentage of segment net sales, segment contribution decreased to 24.3% during first quarter fiscal 2005 from 26.2% during first quarter fiscal 2004. The 1.9 percentage point decrease in segment contribution as a percentage of segment net sales was attributable to a 0.7 percentage point increase in product costs, a 1.1 percentage point increase in operating costs and a 0.1 percentage point increase in selling expenses, each as a percentage of net sales.

Segment product costs as a percentage of net sales increased primarily as a result of higher inventory markdowns associated with current season overstocks. Although there was a shift in the mix of business toward off price and an increase in promotional activity during the quarter, these factors were mostly offset by higher initial mark-ups. Segment operating costs as a percentage of net sales increased primarily as a result of the de-leveraging of order taking and fulfillment costs over lower net sales.

  Other

        Other net expenses increased by $0.5 million, or 12.0%, to $4.6 million during first quarter fiscal 2005 from $4.1 million during first quarter fiscal 2004 primarily as a result of increased salary and benefit costs in our product development and merchandising organization, increased distribution facility costs and operating costs associated with one additional outlet store. These increases totaling $0.8 million were partially offset by the fact that last year other expenses included $0.3 million related to spring season performance bonuses.

  General and administrative expenses

        General and administrative expenses increased by $0.8 million, or 11.8%, to $8.0 million during first quarter fiscal 2005 from $7.1 million during first quarter fiscal 2004. Please see our discussion of general and administrative expenses under the heading "Comparison of First Quarter Fiscal 2005 to First Quarter Fiscal 2004" above.

Seasonality and Quarterly Fluctuations

        We expect there to be fluctuations in our net sales from quarter to quarter, with the highest net sales generally coming in the second and fourth quarters of our fiscal year and the lowest in the first and third quarters. As our retail store sales become a greater portion of our overall business, our business is becoming more seasonal. Our retail store rollout plan is expected to materially impact year-over-year comparisons of our net sales. Also, January is included in our first fiscal quarter, but is included in the fourth fiscal quarter for many other retailers. Because January is a month that traditionally involves significant promotional pricing, this difference needs to be taken into account when making comparisons of our financial performance for interim periods with that of other retailers.

Liquidity and Capital Resources

        Our principal working capital needs arise from the need to support costs incurred in advance of revenue generation, primarily inventory acquisition, catalog development, production and mailing costs. We have two selling seasons that correspond to the fashion seasons. The spring season begins in January and ends in July. The fall season begins in July and ends in January. Our capital investment needs arise from initiatives intended to support our growth, including the retail store rollout and improvements to our physical and operating infrastructure. During first quarter fiscal 2005, we funded our working capital and capital investment needs with cash generated from operations and cash on hand.

        Cash and cash equivalents ("cash") decreased by $14.9 million during first quarter fiscal 2005. We used $14.1 million to fund operations, $4.0 million was invested in property and equipment primarily related to our retail store rollout and $5.4 million was received from the sale and maturity of marketable securities. During first quarter fiscal 2005, collections on accounts receivable and net income before depreciation and amortization were the primary sources of cash from operations. The primary use of cash from operations related to increases in inventory.

        Cash increased by $3.0 million during first quarter fiscal 2004. Approximately $6.2 million in cash was generated from operations, $4.0 million was invested in property and equipment primarily related to our retail store rollout and $2.1 million in cash was generated from stock transactions, primarily from the exercise of stock options. During first quarter fiscal 2004, collections on accounts receivable and net income before depreciation and amortization were the primary sources of cash from operations. The primary use of cash from operations related to increases in inventory in the retail segment.

        During first quarter fiscal 2005, we invested $1.0 million in marketable securities and $5.4 million in marketable securities were either sold or matured. At March 26, 2005 and December 25, 2004, the aggregate fair value of our marketable securities was $29.5 million and $34.1 million, respectively. We did not have any marketable securities during first quarter fiscal 2004. We intend to maintain a liquid portfolio consisting primarily of fixed-income securities.

        Accounts receivable balances at March 26, 2005 were 6.4%, or $0.7 million, higher than March 27, 2004 primarily as result of the growth of the retail business and higher amounts due from landlords, partially offset by a decrease in receivables associated with our deferred billing program. Accounts receivable balances at March 26, 2005 were 39.3%, or $7.3 million, lower than at December 25, 2004 primarily as a result of a decrease in receivables associated with our deferred billing program and a decrease in amounts due from landlords. At March 26, 2005, March 27, 2004 and December 25, 2004, there were $3.9 million, $5.1 million and $8.8 million, respectively, of trade receivables outstanding related to our deferred billing programs.

        Inventory at March 26, 2005 was 52.6%, or $18.3 million, higher than at March 27, 2004 primarily as a result of higher current season inventory levels and inventory associated with 29 new retail stores opened since March 27, 2004. Retail segment annualized inventory turns based on first quarter fiscal 2005 inventory levels decreased by 17.1% to 3.5 times per year from 4.2 times per year based on last year's first quarter inventory levels. Inventory per store was 17.9% higher at March 26, 2005 than at March 27, 2004. Some of the increase in inventory is attributable to the timing of receipts and the fact that last year's inventory levels were reduced by the 23.5% comparable store sales increase we experienced during last year's first quarter. We estimate that March 26, 2005 inventory balances include approximately $7.0 million in incremental overstocks as compared to last March. We plan to liquidate approximately half of these overstocks through direct marketing vehicles such as off price e-mails, package inserts and sale pages and through more aggressive discounting in our retail stores. The other half will be liquidated through our outlets and through sales to jobbers. We have assessed the net realizable value of these incremental overstocks and the associated income statement impact is included in our first quarter fiscal 2005 operating results.

        Inventory at March 26, 2005 was 46.4%, or $16.8 million, higher than at December 25, 2004 mainly due to receipts of current season inventory and lower than expected sell through of those receipts during the quarter. Inventory per store in our retail segment was 50.0% higher at March 26, 2005 than at December 25, 2004.

        A summary of our inventory balances follows (in thousands):

	March 26, 2005	March 27, 2004	December 25, 2004
Retail	$33,181	$22,777	$21,892
Direct	18,625	11,531	13,759
Other (1)	1,221	438	561

Total	$53,027	$34,746	$36,212

(1)
Includes inventory related to outlet stores.

        Accounts payable balances at March 26, 2005 were 7.5%, or $1.1 million, higher than at March 27, 2004 primarily as a result of higher amounts payable for catalog expenses and inventory. Accounts payable balances at March 26, 2005 were 12.9%, or $2.3 million, lower than at December 25, 2004 primarily as a result of lower expense payables.

        Accrued expenses at March 26, 2005 were 22.3%, or $4.9 million, higher than at March 27, 2004 primarily as a result of higher amounts accrued for deferred compensation, insurance, gift certificates and our retail store rollout, partially offset by lower accrued amounts for spring season performance bonuses. Accrued expenses at March 26, 2005 were comparable to the balances at December 25, 2004 primarily as a result of lower accrued amounts for gift certificates being offset by higher amounts accrued for our retail store rollout and expenses.

        Deferred credits from landlords and other at March 26, 2005 were 18.0%, or $7.3 million higher than at March 27, 2004 and 1.7%, or $0.8 million, higher than at December 25, 2004 primarily as a result of opening additional retail stores. The liability for unamortized landlord allowances, including current portion, was $41.4 million, $33.3 million and $39.5 million at March 26, 2005, March 27, 2004 and December 25, 2004, respectively.

        Most of our retail store leases contain provisions that allow for early termination of the lease by either party if certain predetermined annual sales levels are not met. Generally, these provisions allow the lease to be terminated between the third and fifth year of the lease term. Should the lease be terminated under these provisions, the unamortized portion of any landlord allowances related to that property would be payable to the landlord.

        At March 26, 2005, we had 152 retail stores and five outlet stores open. We currently expect to open an additional 38 retail stores during the remainder of 2005 bringing our total 2005 retail store openings to 40. The cash requirements related to our retail store rollout are significant and are primarily comprised of leasehold improvements, net of landlord allowances, and initial inventory acquisition costs. Construction commitments are typically made one to six months in advance of a new retail store opening and actual construction typically begins two to three months before the store opens. The initial net cash requirements for opening a new retail store are currently estimated at an average of approximately $0.4 million per store.

        The following table summarizes the cash requirements related to our outstanding future minimum lease payments for operating leases having a remaining term in excess of one year and our outstanding long-term debt as of March 26, 2005 (in thousands):

	Payments Due By Period (1)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations (2)	$237,272	$19,977	$62,353	$64,082	$90,860
Long-term debt obligations (3)	11,792	1,360	1,499	8,933	—
Fixed interest payments on debt (4)	2,847	598	1,397	852	—

Total	$251,911	$21,935	$65,249	$73,867	$90,860

(1)
All payment periods are measured from the end of our last fiscal year. The amount set forth in the "Less than 1 Year" column represents amounts to be paid for the remainder of 2005, the "1-3 Years" column represents amounts to be paid in 2006 and 2007, the "3-5 Years" column represents amounts to be paid in 2008 and 2009 and the "More than 5 Years" column represents amounts to be paid after 2009.

(2)
See "Note G" to the accompanying condensed consolidated financial statements.

(3)
Does not include interest payments. See "Note F" to the accompanying condensed consolidated financial statements for a summary of our long-term debt as of March 26, 2005, March 27, 2004 and December 25, 2004. The weighted average interest rate for amounts outstanding under our credit facilities was 7.0% per annum for first quarter fiscal 2005. Cash paid for interest during first quarter fiscal 2005 was $0.2 million.

(4)
Represents future fixed interest payments under our real estate and equipment loans.

        Our credit facilities at March 26, 2005 consisted of (i) a $60.0 million revolving credit facility (the "Revolving Credit Facility"); (ii) a $12.0 million real estate loan (the "Tilton Facility Loan"); and (iii) a $4.1 million equipment loan (the "Equipment Loan").

        The maturity date of the Revolving Credit Facility is June 1, 2006. The total amount available under the Revolving Credit Facility is $60.0 million and is reduced by outstanding borrowings and outstanding letters of credit. Outstanding borrowings may not exceed $20.0 million. Letters of credit are primarily used to procure inventory from foreign vendors. The Revolving Credit Facility is collateralized by substantially all of our personal property, both tangible and intangible. Outstanding borrowings bear interest at an annual rate equal to the prime lending rate announced by one of the participating banks or the LIBOR lending rate plus 1.75% per annum. At March 26, 2005, the Revolving Credit Facility bore interest at 5.75% per annum. There were no outstanding borrowings on the Revolving Credit Facility at March 26, 2005, March 27, 2004 or December 25, 2004. Outstanding letters of credit totaled $21.4 million, $18.7 million and $40.6 million at March 26, 2005, March 27, 2004 and December 25, 2004, respectively. Availability under the Revolving Credit Facility at March 26, 2005, March 27, 2004 and December 25, 2004 was $38.6 million, $41.3 million and $19.4 million, respectively, subject in each case to the borrowing cap. Outstanding letters of credit do not bear interest. We are required to pay a commitment fee of 1/4 of 1% per annum on the unused portion of the Revolving Credit Facility.

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

        Our credit facilities contain various lending conditions and covenants including restrictions on permitted liens. We were in compliance with the covenants associated with our credit facilities as of and for the three months ended March 26, 2005 and March 27, 2004 and as of and for the twelve months ended December 25, 2004.

        We continue to enhance and strengthen our systems infrastructure with progress being made on three long-term system initiatives during first quarter fiscal 2005. We are in the midst of defining the critical data elements to be captured by our Product Life-cycle Management (PLM) supply chain system and have defined the requirements with respect to our inventory management and planning systems. Finally, we have begun the search and evaluation process with respect to building a centralized Data Warehouse. These systems initiatives are long-term projects with implementation periods ranging from two to four years and an aggregate estimated cost of approximately $7.0 million. We expect to spend approximately $3.0 million on these system initiatives in 2005. We believe that these systems are necessary to support our planned future growth.

        Our sources of cash include cash on hand, our investments in marketable securities, available borrowing capacity under our Revolving Credit Facility of $20.0 million as of March 26, 2005 and anticipated cash flow from operations. Our principal uses of cash include cash required to support current operations as well as investments in infrastructure and our retail store rollout. Based on current operating conditions, we believe we have sufficient sources of cash to execute our operating plans and fund our planned operating and systems infrastructure investments, capital expenditures and commitments for the foreseeable future. Should current operating conditions deteriorate, we believe we have some flexibility to adjust our mid-to-long-term operating plans, including our retail store rollout and our circulation strategies.

Recent accounting pronouncements

        In March 2005, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 47 ("FIN 47"), "Accounting for Conditional Asset Retirement Obligations," an interpretation of FASB Statement No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations." FIN 47 clarifies that the term "conditional asset retirement obligation" as used in SFAS 143 refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application for interim financial information is permitted but is not required. We have not yet determined the financial statement impact, if any, of implementing FIN 47.

        In December 2004, the FASB issued Statement No. 153 ("SFAS 153"), "Exchanges of Nonmonetary Assets," an amendment of Accounting Principles Board Opinion No. 29 ("APB 29"), "Accounting for Nonmonetary Transactions." SFAS 153 amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary asset exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We have not yet determined the financial statement impact, if any, of implementing SFAS 153.

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

Item 4. Controls and Procedures

        We carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of March 26, 2005. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of March 26, 2005 our disclosure controls and procedures, as defined in Rule 13a-15(e), were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission's rules and forms. No change in our internal control over financial reporting occurred during the first quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

        In August 2003, a Complaint was served on The Birch Pond Group, Inc. (a subsidiary of The J. Jill Group, Inc.) in a civil action filed in the California Superior Court, Riverside County, against The Birch Pond Group, Inc. and certain fictitiously named and unknown defendants who allegedly are or were operating J. Jill stores within the State of California. This action, allegedly on behalf of a class of non-salaried store workers, alleges, among other things, violations of various provisions of the California Labor Code and related regulations regarding meal periods, rest periods and coerced patronage, and unfair competition. In April 2005, the parties executed a settlement agreement and the Court certified a class (for settlement purposes only) and preliminarily approved the settlement agreement. Various procedural steps must be taken before the settlement can be finalized. We expect this process to be completed by the end of 2005.

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
  (b)
  Reports on Form 8-K

    On December 28, 2004, we filed a Report on Form 8-K to report our entry into an amendment of the Fifth Amended and Restated Loan Agreement dated as of June 29, 2001, as amended, with Citizens Bank of Massachusetts and other lenders and a number of related documents, and to report our entry into an Assignment and Assumption Agreement dated as of December 26, 2004 among Citizens Leasing Corporation, J. Jill, LLC, and the Company to J. Jill, LLC.

    On January 6, 2005, we filed a Report on Form 8-K to report the issuance of a press release commenting on our financial results for the fiscal quarter ended December 25, 2004.

    On January 28, 2005, we filed a Report on Form 8-K relating to the amendment of the Company's Amended and Restated 2001 Incentive and Non-Statutory Stock Option Plan to reduce the number of shares covered by the automatic stock option grants to new and continuing members of the Board of Directors.

    On February 23, 2005, we filed a Report on Form 8-K to report the issuance of a press release announcing the restatement of certain of the Company's historical financial information and to disclose that the Company's historical financial statements should no longer be relied upon.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE J. JILL GROUP, INC.
Dated: May 5, 2005	By:	/s/ OLGA L. CONLEY Olga L. Conley Authorized Officer Executive Vice President/ Chief Financial Officer and Treasurer (Principal Financial Officer)
Dated: May 5, 2005	By:	/s/ LINDA L. TRUDEL Linda L. Trudel Authorized Officer Vice President/Corporate Controller (Principal Accounting Officer)

THE J. JILL GROUP, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 26, 2005

EXHIBIT INDEX

Certifications

31.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350

QuickLinks

THE J. JILL GROUP, INC. INDEX TO QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 26, 2005
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
SIGNATURES
THE J. JILL GROUP, INC. FORM 10-Q FOR THE QUARTER ENDED MARCH 26, 2005 EXHIBIT INDEX