Form 10-Q
period 2005-06-25
J JILL GROUP INC
filed 2005-08-04
CIK 910721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 25, 2005

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-22480

The J. Jill Group, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	04-2973769
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
4 Batterymarch Park, Quincy, MA	02169
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:  (617) 376-4300

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

Shares outstanding of the registrant’s common stock (par value $0.01) at July 28, 2005: 20,311,839

THE J. JILL GROUP, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 25, 2005

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

THE J. JILL GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	June 25, 2005	June 26, 2004	December 25, 2004
		(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$24,891	$81,986	$31,966
Cash held in escrow	1,207	1,173	872
Marketable securities	44,668	—	34,062
Accounts receivable, net	6,699	16,359	18,579
Inventory	39,202	27,034	36,212
Prepaid catalog expenses	5,139	4,049	3,894
Deferred income taxes	10,594	6,878	9,761
Other current assets	8,281	6,608	8,237
Total current assets	140,681	144,087	143,583
Property and equipment, net	136,477	126,145	133,972
Other non-current assets	6,324	4,665	5,141
Total assets	$283,482	$274,897	$282,696
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,796	$17,962	$17,523
Accrued expenses	26,160	26,026	27,158
Accrued customer returns	6,538	7,530	7,494
Current portion of long-term debt	1,732	1,755	1,805
Total current liabilities	52,226	53,273	53,980
Long-term debt, less current portion	9,613	11,345	10,431
Deferred credits from landlords and other	48,474	42,595	47,387
Deferred income taxes	5,969	3,600	6,841
Commitments and contingencies
Stockholders’ equity:
Special preferred stock (par value $0.01) 1,000,000 shares authorized	—	—	—
Common stock (par value $0.01) 30,000,000 shares authorized, 20,311,839, 20,103,123 and 20,109,789 shares issued and outstanding as of June 25, 2005, June 26, 2004 and December 25, 2004, respectively	203	201	201
Additional paid-in capital	114,522	112,386	112,508
Accumulated other comprehensive loss	(124)	—	(89)
Retained earnings	52,599	51,497	51,437
Total stockholders’ equity	167,200	164,084	164,057
Total liabilities and stockholders’ equity	$283,482	$274,897	$282,696

The accompanying notes are an integral part of the condensed consolidated financial statements.

THE J. JILL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 25, 2005	June 26, 2004	June 25, 2005	June 26, 2004
		(Restated)		(Restated)
Net sales	$117,417	$120,561	$215,786	$220,490
Cost of products and merchandising	75,587	73,413	145,229	138,260
Gross margin	41,830	47,148	70,557	82,230
Selling, general and administrative expenses	34,880	35,799	68,398	66,947
Operating income	6,950	11,349	2,159	15,283
Interest income	272	171	473	309
Interest expense	231	267	482	547
Interest (income) expense, net	(41)	96	9	238
Income before taxes	6,991	11,253	2,150	15,045
Income tax provision	3,121	4,724	988	6,279
Net income	$3,870	$6,529	$1,162	$8,766
Earnings per share:
Basic	$0.19	$0.33	$0.06	$0.44
Diluted	$0.19	$0.32	$0.06	$0.43
Weighted average shares outstanding:
Basic	20,170	20,044	20,157	19,933
Diluted	20,416	20,705	20,419	20,509

The accompanying notes are an integral part of the condensed consolidated financial statements.

THE J. JILL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 25,	June 26,
	2005	2004
		(Restated)
Cash flows provided by operating activities:
Net income	$1,162	$8,766
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,648	8,915
Loss (gain) on trust assets	14	(53)
Loss on disposal of property and equipment	542	—
Deferred income taxes	(1,639)	1,038
Changes in assets and liabilities:
Decrease in accounts receivable, net	11,880	2,275
(Increase) decrease in inventory	(2,990)	1,097
(Increase) decrease in prepaid catalog expenses	(1,245)	57
(Increase) decrease in other assets	(149)	268
Increase in accounts payable	526	3,013
(Decrease) increase in accrued expenses	(1,089)	4,322
(Decrease) increase in accrued customer returns	(956)	241
Increase in deferred credits from landlords and other	1,087	1,473
Net cash provided by operating activities	17,791	31,412
Cash flows used in investing activities:
Additions to property and equipment	(13,268)	(9,745)
Maturities of marketable securities	6,105	—
Sales of marketable securities	2,000	—
Purchases of marketable securities	(19,000)	—
Investment in trust assets	(1,108)	(816)
Increase in cash held in escrow	(335)	(390)
Net cash used in investing activities	(25,606)	(10,951)
Cash flows provided by financing activities:
Payments of debt borrowings	(891)	(842)
Proceeds from stock transactions	1,631	3,080
Net cash provided by financing activities	740	2,238
Net (decrease) increase in cash and cash equivalents	(7,075)	22,699
Cash and cash equivalents at:
Beginning of period	31,966	59,287
End of period	$24,891	$81,986
Supplemental information:
Non-cash investing activities:
Construction costs accrued, not paid	$1,140	$1,032

The accompanying notes are an integral part of the condensed consolidated financial statements.

THE J. JILL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The condensed consolidated financial statements included herein have been prepared by The J. Jill Group, Inc. (together with its wholly owned consolidated subsidiaries, the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), and in the opinion of management contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been omitted pursuant to such rules and regulations. Accordingly, although the Company believes that the disclosures are adequate to make the information presented not misleading, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2004 (“fiscal 2004”). As a retailer, the Company is subject to seasonal fluctuations in net sales. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

A.   Nature of business:

The Company is a multi-channel specialty retailer of women’s apparel, including accessories and footwear, that markets its products through its retail stores, catalogs and website jjill.com.

B.   Restatement of prior financial information:

The Company restated its condensed consolidated balance sheet at June 26, 2004, its condensed consolidated statements of operations for the three and six months ended June 26, 2004 and its condensed consolidated statement of cash flows for the six months ended June 26, 2004. The restatement also affects periods prior to fiscal 2004. The restatement corrects the Company’s historical accounting for operating leases. For information with respect to the restatement, see “Note B” to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for fiscal 2004. The Company did not amend its Quarterly Reports on Form 10-Q for the periods before the end of fiscal 2004 to reflect the restatement, therefore the financial statements and related financial information contained in such reports should no longer be relied upon. Throughout this Form 10-Q, all referenced amounts for affected prior periods and prior period comparisons reflect the balances and amounts on a restated basis.

As a result of this restatement, the Company’s financial results have been adjusted as follows (in thousands, except per share data):

	As Previously
	Reported		As Restated
	June 26, 2004	Adjustments	June 26, 2004
Deferred credits from landlords and other	$39,040	$3,555	$42,595
Deferred income taxes	5,032	(1,432)	3,600
Retained earnings	53,620	(2,123)	51,497
Total stockholders’ equity	$166,207	$(2,123)	$164,084

THE J. JILL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	Three Months Ended
	As Previously
	Reported		As Restated
	June 26, 2004	Adjustments	June 26, 2004
Net sales	$120,561	$—	$120,561
Cost of products and merchandising	73,396	17	73,413
Gross margin	47,165	(17)	47,148
Selling, general and administrative expenses	35,822	(23)	35,799
Operating income	11,343	6	11,349
Interest income	171	—	171
Interest expense	267	—	267
Interest expense, net	96	—	96
Income before taxes	11,247	6	11,253
Income tax provision	4,722	2	4,724
Net income	$6,525	$4	$6,529
Earnings per share
Basic	$0.33	$0.00	$0.33
Diluted	$0.32	$0.00	$0.32

	Six Months Ended
	As Previously
	Reported		As Restated
	June 26, 2004	Adjustments	June 26, 2004
Net sales	$220,490	$—	$220,490
Cost of products and merchandising	138,241	19	138,260
Gross margin	82,249	(19)	82,230
Selling, general and administrative expenses	66,993	(46)	66,947
Operating income	15,256	27	15,283
Interest income	309	—	309
Interest expense	547	—	547
Interest expense, net	238	—	238
Income before taxes	15,018	27	15,045
Income tax provision	6,268	11	6,279
Net income	$8,750	$16	$8,766
Earnings per share
Basic	$0.44	$0.00	$0.44
Diluted	$0.43	$0.00	$0.43

C.   Accounting for stock-based compensation:

At June 25, 2005, the Company had three stock-based plans, which are described in “Note B” and “Note G” to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for fiscal 2004. The Company discloses stock-based compensation information in accordance with Financial Accounting Standards Board (“FASB”) issued Statement No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement

THE J. JILL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

No. 123” and FASB issued Statement No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation.” The Company has elected to continue to account for its stock-based plans under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” as well as to provide disclosure of stock-based compensation as outlined in SFAS 123, as amended by SFAS 148. No compensation expense has been recognized related to the Company’s stock-based plans.

In December 2004, the FASB issued Statement No. 123R (“SFAS 123R”), “Share-Based Payment,” a revision of SFAS 123. As a result, the pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. See “Note B” to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for fiscal 2004. In April 2005, the SEC announced the adoption of a new rule that amended the compliance date for SFAS 123R. The SEC’s rule requires companies to implement SFAS 123R by the beginning of the first fiscal year beginning after June 15, 2005. Accordingly, the Company intends to adopt SFAS 123R in the first quarter of 2006. The Company is currently evaluating the provisions of SFAS 123R. The adoption of this standard is expected to have a material effect on the Company’s consolidated financial statements; however, based on the Company’s current projections, the Company expects the future compensation expense to be recognized as a result of the adoption of SFAS 123R to be significantly less than the pro forma amounts historically disclosed in the notes to its consolidated financial statements. Many of the stock options that will be outstanding as of the first quarter of 2006 will be fully vested at that time and accordingly, will not result in compensation expense going forward.

The Company currently uses the Black-Scholes option pricing model to estimate the fair value at the date of grant of stock options granted under the Company’s stock option plans and stock purchase rights associated with the Company’s employee stock purchase plan. A summary of the assumptions used for stock option grants and stock purchase right grants follows:

	Three Months Ended		Six Months Ended
	June 25,	June 26,	June 25,	June 26,
	2005	2004	2005	2004
Stock option plans:
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	50.3%	70.0%	50.9%	70.0%
Risk free interest rate	3.6%	3.7%	3.7%	2.9%
Expected lives	2.4 years	4.0 years	2.5 years	4.0 years
Employee stock purchase plan:
Dividend yield	n/a (1)	n/a (1)	0.0%	0.0%
Expected volatility	n/a (1)	n/a (1)	49.0%	50.0%
Risk free interest rate	n/a (1)	n/a (1)	2.8%	1.0%
Expected lives	n/a (1)	n/a (1)	1.0 year	1.0 year

(1)          No stock purchase rights were granted during the three months ended June 25, 2005 or June 26, 2004.

THE J. JILL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

A reconciliation of net income, as reported in the condensed consolidated statements of operations, to pro forma net income (loss) including compensation expense for the Company’s stock-based plans as calculated in accordance with the provisions of SFAS 123, as amended by SFAS 148, and a comparison of as reported and pro forma basic and diluted earnings (loss) per share (“EPS”) follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 25,	June 26,	June 25,	June 26,
	2005	2004	2005	2004
		(Restated)		(Restated)
Net income (loss):
As reported	$3,870	$6,529	$1,162	$8,766
Compensation expense, net of related tax benefit (1)	(1,388)	(1,709)	(2,480)	(2,944)
Pro forma	$2,482	$4,820	$(1,318)	$5,822
Earnings (loss) per share:
Basic
As reported	$0.19	$0.33	$0.06	$0.44
Pro forma	0.12	0.24	(0.07)	0.29
Diluted
As reported	0.19	0.32	0.06	0.43
Pro forma	$0.12	$0.23	$(0.06)	$0.28

(1)          Compensation expense is net of a related tax benefit of $585,000 and $1,010,000 for the three months ended June 25, 2005 and June 26, 2004, respectively, and $1,141,000 and $1,634,000 for the six months ended June 25, 2005 and June 26, 2004, respectively.

The effects on pro forma net income (loss) and pro forma EPS of the estimated stock-based compensation expense, net of tax, calculated using the fair value of stock options and stock purchase rights in accordance with the Black-Scholes option pricing model for the three months and six months ended June 25, 2005 and June 26, 2004 are not necessarily representative of the effects on the Company’s results of operations in the future. In addition, the compensation expense estimates utilize an option pricing model developed for traded options with relatively short lives. The Company’s stock option grants typically have a life of up to ten years and are not transferable. Therefore, the actual fair value of a stock option grant may be different from the Company’s estimates. The Company believes that its estimates incorporate all relevant information and represent a reasonable approximation in light of the difficulties involved in valuing non-traded stock options.

THE J. JILL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

D.   Earnings per share:

A reconciliation of the numerators and denominators of the basic and diluted EPS computations follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 25,	June 26,	June 25,	June 26,
	2005	2004	2005	2004
		(Restated)		(Restated)
Numerator:
Net income	$3,870	$6,529	$1,162	$8,766
Denominator (shares):
Basic weighted average shares outstanding	20,170	20,044	20,157	19,933
Assumed issuance of shares under stock option plans and employee stock purchase plan	246	661	262	576
Diluted weighted average shares outstanding	20,416	20,705	20,419	20,509
Earnings per share:
Basic	$0.19	$0.33	$0.06	$0.44
Diluted	$0.19	$0.32	$0.06	$0.43

For the three months and six months ended June 25, 2005, of the options then outstanding, options to purchase 2,458,350 and 2,457,350 shares of common stock, respectively, were excluded from the computation of diluted EPS on the basis that such options were antidilutive. For the three months and six months ended June 26, 2004, of the options then outstanding, options to purchase 552,000 and 1,077,000 shares of common stock, respectively, were excluded from the computation of diluted EPS on the basis that such options were antidilutive.

During the three months ended June 25, 2005, options to purchase 265,000 shares of the Company’s common stock were granted pursuant to the Company’s stock option plans, options to purchase 165,000 shares of common stock were exercised and options to purchase 272,000 shares of common stock were canceled. The Company received $1,229,000 in cash from the exercise of stock options and recorded a related tax benefit of $385,000. During the three months ended June 26, 2004, options to purchase 99,500 shares of the Company’s common stock were granted pursuant to the Company’s stock option plans, options to purchase 111,650 shares of common stock were exercised and options to purchase 19,500 shares of common stock were canceled. The Company received $952,000 in cash from the exercise of stock options and recorded a related tax benefit of $450,000 during the three months ended June 26, 2004.

During the six months ended June 25, 2005, options to purchase 286,000 shares of the Company’s common stock were granted pursuant to the Company’s stock option plans, options to purchase 165,000 shares of common stock were exercised and options to purchase 273,000 shares of common stock were canceled. The Company received $1,229,000 in cash from the exercise of stock options and recorded a related tax benefit of $385,000. During the six months ended June 26, 2004, options to purchase 355,500 shares of the Company’s common stock were granted pursuant to the Company’s stock option plans, options to purchase 408,558 shares of common stock were exercised and options to purchase 33,000 shares of common stock were canceled. The Company received $2,689,000 in cash from the exercise of stock options and recorded a related tax benefit of $1,159,000 during the six months ended June 26, 2004.

THE J. JILL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

E.   Marketable securities:

The Company’s marketable securities consist primarily of investments in municipal debt securities. The Company intends to maintain a liquid portfolio and accordingly all marketable securities are classified as available-for-sale and reported at fair value in accordance with FASB issued Statement No. 115 (“SFAS 115”), “Accounting for Certain Investments in Debt and Equity Securities.” Unrealized gains and losses are included in accumulated other comprehensive income, a separate component of stockholders’ equity. Unrealized gains and losses are added to or deducted from net income, respectively, in arriving at comprehensive income for financial reporting purposes. During the three and six months ended June 25, 2005, the Company’s comprehensive income was $3,874,000 and $1,127,000, respectively. During the three and six months ended June 26, 2004, the Company’s comprehensive income equaled its net income. The Company held no marketable securities during the three and six months ended June 26, 2004. There were no realized gains or losses on marketable securities during the three and six months ended June 25, 2005.

A summary of the contractual maturities of available-for-sale securities follows (in thousands):

	Fair Market Value
	June 25,	December 25,
	2005	2004
Due within one year	$28,059	$18,259
Due between one and three years	10,903	13,803
Due between three and five years	702	—
Due after ten years (1)	5,004	2,000
Total	$44,668	$34,062

(1)          Marketable securities within this category contain put or call provisions that allow the security to be put or called within one year.

F.   Debt:

The Company’s credit facilities at June 25, 2005 consisted of (i) a $60,000,000 revolving credit facility (the “Revolving Credit Facility”); (ii) a real estate loan (the “Tilton Facility Loan”); and (iii) an equipment loan (the “Equipment Loan”).

A summary of outstanding long-term debt follows (in thousands):

	June 25,	June 26,	December 25,
	2005	2004	2004
Tilton Facility Loan	$10,027	$10,411	$10,224
Equipment Loan	1,318	2,689	2,012
Total long-term debt	11,345	13,100	12,236
Less current maturities	(1,732)	(1,755)	(1,805)
Long-term debt, less current portion	$9,613	$11,345	$10,431

At June 25, 2005, the Company estimated the fair value of its outstanding borrowings, including current maturities, to be $11,954,000.

The maturity date of the Revolving Credit Facility is June 1, 2006. The Company is currently negotiating with its banks to, among other things, extend the maturity date of the Revolving Credit Facility

THE J. JILL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

to June 1, 2007. The total amount available under the Revolving Credit Facility is $60,000,000 and is reduced by outstanding borrowings and outstanding letters of credit. Outstanding borrowings may not exceed $20,000,000. Letters of credit are primarily used to procure inventory from foreign vendors. The Revolving Credit Facility is collateralized by substantially all of the personal property, both tangible and intangible, of the Company. Outstanding borrowings bear interest at an annual rate equal to the prime lending rate announced by one of the participating banks or the LIBOR lending rate plus 1.75% per annum. At June 25, 2005, the Revolving Credit Facility bore interest at 6.00% per annum. There were no outstanding borrowings on the Revolving Credit Facility at June 25, 2005, June 26, 2004 or December 25, 2004. Outstanding letters of credit totaled $27,626,000, $28,198,000 and $40,647,000 at June 25, 2005, June 26, 2004 and December 25, 2004, respectively. Availability under the Revolving Credit Facility at June 25, 2005, June 26, 2004 and December 25, 2004 was $32,374,000, $31,802,000 and $19,353,000, respectively, subject in each case to the borrowing cap. Outstanding letters of credit do not bear interest. The Company is required to pay a commitment fee of ¼ of 1% per annum on the unused portion of the Revolving Credit Facility.

The Tilton Facility Loan is collateralized by a mortgage lien on the Company’s operations, fulfillment and distribution center in Tilton, New Hampshire (the “Tilton facility”). The Tilton facility is owned by Birch Pond Realty Corporation, a wholly owned subsidiary of The J. Jill Group, Inc., and leased to The J. Jill Group, Inc. Payments of principal and interest on the Tilton Facility Loan, a 10-year loan, are due monthly, based on a 20-year amortization, with a balloon payment of the remaining balance payable on April 1, 2009. The interest rate on the Tilton Facility Loan is fixed at 7.30% per annum.

The Equipment Loan is collateralized by substantially all of the Company’s materials handling equipment. The maturity date of the Equipment Loan is May 1, 2006 and payments of principal and interest are due monthly. The interest rate on the Equipment Loan is fixed at 5.00% per annum.

The Company’s credit facilities contain various lending conditions and covenants including restrictions on permitted liens. In the case of the Revolving Credit Facility, these conditions and covenants include certain financial coverage calculations and ratios, including (i) indebtedness and outstanding letter of credit balance to tangible net worth; (ii) hard current assets to current liabilities; (iii) debt service coverage; (iv) indebtedness, outstanding letter of credit balance and net present value of operating leases to tangible net worth; and (v) minimum annual net profit. The manner of making these calculations and computing these ratios is defined by the provisions of the Fifth Amended and Restated Loan Agreement, as amended, which is part of the Revolving Credit Facility. On June 17, 2005, the Revolving Credit Facility was amended to modify the debt service coverage covenant to make the covenant less restrictive for the second and third quarters of 2005. The Company was in compliance with the covenants associated with its credit facilities as of and for the six months ended June 25, 2005 and June 26, 2004 and as of and for the twelve months ended December 25, 2004.

G.   Income taxes:

The Company’s effective tax rate is dependent upon, among other things, the level of the Company’s taxable income for the full fiscal year and the taxability of that income in certain states given the Company’s organizational structure. The Company’s ability to predict its taxable income for the full fiscal year is subject to a number of uncertainties and the Company’s estimate can change materially as a result of changing business trends. Should taxable income levels differ from management’s estimate, the

THE J. JILL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Company’s effective tax rate may be materially affected which may significantly impact the Company’s operating results in future periods.

H.   Commitments and contingencies:

Lease commitments

The Company leases certain of its facilities under non-cancelable operating leases having initial or remaining terms of more than one year. Many of the Company’s leases contain scheduled increases in annual rent payments and the majority of the Company’s leases also require the Company to pay maintenance, insurance and real estate taxes. Additionally, certain of the Company’s leases include provisions for the payment of additional rent based on a percentage of sales over an established minimum.

During the six months ended June 25, 2005, the Company entered into operating leases for 28 retail stores and 3 outlet stores, each having initial lease termination dates between 2010 and 2017. At June 25, 2005, the future minimum lease payments, excluding maintenance, insurance and real estate taxes, for operating leases having a remaining term in excess of one year at such date, including the 31 operating leases entered into during the six months ended June 25, 2005, were as follows (in thousands):

Lease
Commitments
For the remainder of fiscal 2005	$13,138
Fiscal 2006	32,661
Fiscal 2007	33,262
Fiscal 2008	33,829
Fiscal 2009	34,061
Thereafter	102,053
Total	$249,004

Most of the Company’s retail store leases contain provisions that allow for early termination of the lease by either party if certain predetermined annual sales levels are not met. Generally, these provisions allow the lease to be terminated between the third and fifth year of the lease term. Should the lease be terminated under these provisions, the unamortized portion of any landlord allowances related to that property would be payable to the landlord. The liability for unamortized landlord allowances, including current portion, was $40,183,000, $34,895,000 and $39,507,000 at June 25, 2005, June 26, 2004 and December 25, 2004, respectively.

Legal proceedings and other contingencies

In August 2003, a Complaint was served on The Birch Pond Group, Inc. (a subsidiary of The J. Jill Group, Inc.) in a civil action filed in the California Superior Court, Riverside County, against The Birch Pond Group, Inc. and certain fictitiously named and unknown defendants who allegedly are or were operating J. Jill stores within the State of California. This action, allegedly on behalf of a class of salaried and non-salaried store workers, alleges, among other things, violations of various provisions of the California Labor Code and related regulations regarding meal periods, rest periods and coerced patronage, and unfair competition. During the third quarter of fiscal 2004, in accordance with FASB issued Statement No. 5, “Accounting for Contingencies,” the Company recorded an accrual related to this

THE J. JILL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

proceeding as a result of settlement discussions. In April 2005, the parties executed a settlement agreement and the Court certified a class (for settlement purposes only) and preliminarily approved the settlement agreement. No additional accrual was recorded as a result of the execution of the settlement agreement. The Company considers the amount accrued to be immaterial to the financial statements taken as a whole. Various procedural steps must be taken before the settlement can be finalized. The Company expects this process to be completed by the end of 2005.

In March 2004, the Company received a letter from a third party informing the Company of the third party’s ownership of a number of patents and alleging that various aspects of the Company’s website were covered by those patents. The letter offered to grant a patent license to the Company on commercially reasonable terms. The Company is currently in the process of analyzing the validity of the patents and their applicability to the Company’s website. At this time the Company cannot predict whether or not it will be required to license these patents nor can the Company reasonably estimate a range of potential costs should it be required to do so.

From time to time, the Company is party to various legal proceedings primarily arising in the ordinary course of business. Further, additional claims may be asserted in the future relative to events currently unknown to management.

I.   Segment information:

The Company currently has two reportable business segments, retail and direct. Each segment is separately managed and utilizes distinct distribution, marketing and inventory management strategies. The retail segment markets merchandise through the Company’s retail stores. The direct segment markets merchandise through the Company’s catalogs and website. Segment reporting is intended to give financial statement users a view of the Company “through the eyes of management.” The Company’s internal management reporting is the basis for the information disclosed for its business segments. In accordance with GAAP, the Company’s internally defined measure of segment profit or loss, segment contribution, is required to be disclosed, but it is not a GAAP measure. Information related to segment contribution should be read in conjunction with the reconciliation to “Operating income” as determined by GAAP.

At the beginning of 2005, the Company changed its segment reporting as a result of changes in the way management views the business. Inventory control costs, previously included in other, have been reclassified to the retail and direct segments. Additionally, certain order fulfillment costs previously recorded in the direct segment have been reclassified to inventory distribution costs and allocated to the retail segment. Segment information for the three months and six months ended June 26, 2004 has been reclassified to conform to current period presentation.

The Company evaluates segment profitability based on the contribution of each segment. Segment contribution represents each segment’s net sales less direct costs related to the segment’s operations. Direct costs for the retail and direct segments include merchandise acquisition and inventory control costs, and inventory markdowns. Direct costs also include retail store selling, occupancy, depreciation, inventory distribution and administrative costs for the retail segment and catalog costs, certain order processing and fulfillment costs and internet selling costs for the direct segment. Segment contribution less other and general and administrative expenses is equal to operating income. Other represents unallocated shared-service costs such as merchandising, product development, sourcing and distribution facility costs, as well as outlet store revenues and expenses. General and administrative expenses include corporate executive

THE J. JILL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

management costs, support service costs (e.g., shared information systems, finance and human resources) and corporate headquarters occupancy costs.

Segment assets are those that are directly used in or identified with segment operations, including inventory, fixed assets primarily related to store construction, accounts receivable and other operating assets. Unallocated assets include corporate cash and cash equivalents, marketable securities, the Company’s corporate headquarters and distribution facility, corporate information systems, deferred tax amounts and other corporate assets.

The accounting policies of the Company’s segments are the same as those described in “Note B” to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for fiscal 2004. Inter-segment balances and transactions have been eliminated.

The following tables summarize financial information by segment and provide a reconciliation of segment contribution to operating income (in thousands):

	Three Months Ended		Six Months Ended
	June 25,	June 26,	June 25,	June 26,
	2005	2004	2005	2004
		(Restated)		(Restated)
Net sales:
Retail	$75,054	$65,134	$131,640	$115,357
Direct	40,618	54,257	81,443	103,012
Other (1)	1,745	1,170	2,703	2,121
Total net sales	$117,417	$120,561	$215,786	$220,490
Reconciliation to operating income:
Retail segment contribution	$8,134	$9,287	$6,019	$11,733
Direct segment contribution	9,970	14,849	19,908	27,610
Other (2)	(3,904)	(4,368)	(8,527)	(8,495)
General and administrative expenses	(7,250)	(8,419)	(15,241)	(15,565)
Operating income	$6,950	$11,349	$2,159	$15,283

(1)          Represents outlet store net sales.

(2)          Represents unallocated shared-service costs and outlet store revenues and expenses.

			Unallocated
	Retail	Direct	Assets	Total
Identifiable assets:
June 25, 2005	$133,006	$21,074	$129,402	$283,482
June 26, 2004	$115,394	$24,308	$135,195	$274,897
December 25, 2004	$132,539	$26,811	$123,346	$282,696

J.   Reclassifications:

Certain segment information for the three months and six months ended June 26, 2004 has been reclassified to conform to current period presentation and management’s current internal reporting structure.

THE J. JILL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

K.   Recent accounting pronouncements:

In May 2005, the FASB issued Statement No. 154 (“SFAS 154”), “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20 (“APB 20”), “Accounting Changes,” and FASB issued Statement No. 3 (“SFAS 3”), “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement requires that retrospective application of a change in accounting principle be limited to the direct effects of a change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In March 2005, the FASB issued Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations,” an interpretation of FASB issued Statement No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations.” FIN 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS 143 refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application for interim financial information is permitted but is not required. The Company is currently in the process of evaluating FIN 47, however the adoption of this statement is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued Statement No. 153 (“SFAS 153”), “Exchanges of Nonmonetary Assets,” an amendment of APB Opinion No. 29 (“APB 29”), “Accounting for Nonmonetary Transactions.” SFAS 153 amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary asset exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company is currently in the process of evaluating SFAS 153, however the adoption of this statement is not expected to have a material impact on the Company’s consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q, including the following discussion, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, the words “projected,” “anticipated,” “planned,” “expected” and similar expressions are intended to identify forward-looking statements. In particular, statements regarding future financial targets or trends are forward-looking statements. Forward-looking statements are not guarantees of our future financial performance, and undue reliance should not be placed on them. Our actual results, performance or achievements may differ significantly from the results, performance or achievements discussed in or implied by the forward-looking statements. Factors that could cause such a difference include material changes to our business or prospects, in consumer spending, fashion trends or consumer preferences, or in general political, economic, business or capital market conditions and other risks and uncertainties, including, but not limited to, the following: our ability to respond to changes in customer demands and fashion trends in a timely manner which could affect both total sales and the mix of sales between full price and liquidation merchandise; the success of our product development and merchandising initiatives; our success with sourcing merchandise outside of China in response to the imposition of international or domestic sanctions, embargoes or quota restrictions; our ability to effectively build brand awareness; our ability to successfully redefine our direct segment business strategy; the success of our retail segment growth strategy; changes in competition in the apparel industry; the customary risks of purchasing merchandise abroad, including longer lead times, higher initial purchase commitments and timeliness of receipts of inventory; our ability to continue to have access to relevant lists of prospective customers from third parties and to effectively manage and utilize our multi-channel customer database; the possible adverse effect of a determination by us or our registered independent accounting firm that we have a material weakness in our internal controls over financial reporting; changes in, or failure to comply with, federal and state tax and other government regulations; our ability to respond to interruptions or delays in the delivery of products or services provided by our vendors and service providers; our ability to attract and retain qualified personnel; possible future increases in expense and labor and employee benefit costs; business abilities and the judgment of management; our ability to respond to a major failure of our information systems; and other factors that are detailed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 25, 2004 (“fiscal 2004”). We disclaim any intent or obligation to update any forward-looking statements.

Restatement of Prior Financial Information

We have restated the condensed consolidated balance sheet at June 26, 2004, the condensed consolidated statements of operations for the three and six months ended June 26, 2004 and the condensed consolidated statement of cash flows for the six months ended June 26, 2004 in this Quarterly Report on Form 10-Q. The restatement also affects periods prior to fiscal 2004. The restatement corrects our historical accounting for operating leases. The restatement adjustments were non-cash and had no impact on revenues, comparable store sales or operating cash flows. For information with respect to the restatement, see “Note B” to the consolidated financial statements contained in our Annual Report on Form 10-K for fiscal 2004. We did not amend our Quarterly Reports on Form 10-Q for the periods before the end of fiscal 2004 to reflect the restatement, therefore the financial statements and related financial information contained in such reports should no longer be relied upon. Throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” all referenced amounts for affected prior periods and prior period comparisons reflect the balances and amounts on a restated basis.

Overview

We are a multi-channel specialty retailer of women’s apparel, including accessories and footwear. We market our products through our retail stores, catalogs and website jjill.com. We currently have two reportable business segments, retail and direct. Each segment is separately managed and utilizes distinct distribution, marketing and inventory management strategies. The retail segment markets merchandise through our retail stores. The direct segment markets merchandise through our catalogs and website. For more information about our reportable business segments, please see “Note I” to the accompanying condensed consolidated financial statements.

Net sales during the three months ended June 25, 2005 (“second quarter fiscal 2005”) decreased by 2.6% to $117.4 million from $120.6 million during the three months ended June 26, 2004 (“second quarter fiscal 2004”). Operating income during second quarter fiscal 2005 was $7.0 million, or 5.9% of net sales, compared to $11.3 million, or 9.4% of net sales, during second quarter fiscal 2004. Net income during second quarter fiscal 2005 was $3.9 million, or $0.19 per diluted share, compared to net income of $6.5 million, or $0.32 per diluted share, during second quarter fiscal 2004.

Net sales during the six months ended June 25, 2005 decreased by 2.1% to $215.8 million from $220.5 million during the six months ended June 26, 2004. Operating income during the six months ended June 25, 2005 was $2.2 million, or 1.0% of net sales, compared to $15.3 million, or 6.9% of net sales, during the six months ended June 26, 2004. Net income during the six months ended June 25, 2005 was $1.2 million, or $0.06 per diluted share, compared to net income of $8.8 million, or $0.43 per diluted share, during the six months ended June 26, 2004.

Second quarter fiscal 2005 was disappointing as compared to second quarter fiscal 2004 as our results continued to be impacted by our ongoing merchandising transition. Our results were different by segment, with net sales continuing to grow in retail as we opened more stores and declining significantly in direct as we cut back on circulation in an attempt to appropriately scale the business. Our direct business continues to be affected by cannibalization from our retail stores as well as delayed customer understanding and acceptance of the merchandising changes we have undertaken. We believe the most significant areas of opportunity for the direct business include increasing the amount of catalog-only product offerings and the density of offerings per catalog page. We are currently taking steps to address both of these areas.

We remain focused on two key objectives, namely improving our retail sales productivity and stabilizing our direct business. The single most important factor in attaining these goals is delivering an improved merchandise assortment tailored to each business. Accordingly, we plan to continue to focus significant attention on merchandising initiatives. While we are pleased with the initial response in our retail segment to our newly introduced silhouettes, fits and color palette, we are still in the early stages of enhancing the boldness and depth of our embellished novelty and signature product.

Current business trends are mixed between segments. Our retail business had a solid July largely as a result of strong clearance selling and positive retail customer response to our July “wear now” delivery, which included our new athletically inspired sportswear collection. Unfortunately, our direct business performed poorly in July. In retrospect, we believe our July performance in direct may have been affected not just by retail cannibalization and delayed customer understanding and acceptance of our merchandising changes, but also by our having inadvertently alienated or confused our traditional direct segment customer by too prominently featuring our new athletically inspired sportswear collection in our first fall catalog. Fortunately, our remaining fall catalogs will be focused more on our established product categories.

Results of Operations

The following table presents our condensed consolidated statements of operations expressed as a percentage of net sales:

	Three Months Ended		Six Months Ended
	June 25,	June 26,	June 25,	June 26,
	2005	2004	2005	2004
		(Restated)		(Restated)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products and merchandising	64.4	60.9	67.3	62.7
Gross margin	35.6	39.1	32.7	37.3
Selling, general and administrative expenses	29.7	29.7	31.7	30.4
Operating income	5.9	9.4	1.0	6.9
Interest income	0.3	0.1	0.2	0.1
Interest expense	0.2	0.2	0.2	0.2
Interest (income) expense, net	(0.1)	0.1	0.0	0.1
Income before taxes	6.0	9.3	1.0	6.8
Income tax provision	2.7	3.9	0.5	2.8
Net income	3.3%	5.4%	0.5%	4.0%

The following table presents certain selected operating data:

	Three Months Ended		Six Months Ended
	June 25,	June 26,	June 25,	June 26,
	2005	2004	2005	2004
Retail: (1)
Stores open:
Beginning of period	152	123	150	122
End of period	160	130	160	130
Weighted average stores open (2)	155	127	153	124
Weighted average square footage (3)	679,200	576,800	671,200	568,100
Comparable store sales (4)	0.1%	17.8%	(2.6)%	20.2%
Direct:
Circulation: (5)
Catalogs (in thousands)	13,400	19,200	28,500	35,400
Square inches (in millions)	88,600	111,300	178,300	222,900
Other:
12-month buyers (6)	1,806,000	1,630,000	1,806,000	1,630,000
J. Jill credit card holders	781,000	642,000	781,000	642,000
E-mail addresses	1,191,000	1,073,000	1,191,000	1,073,000

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

(6)          The term “Total 12-month buyers” represents customers identified by our multi-channel database as having placed a catalog, internet or intranet order with us or made a retail store purchase from us within the previous 12 months. We currently capture customer information on roughly 75% of our retail store customers and, accordingly, we believe this buyer count is somewhat understated.

The following table summarizes net sales by segment (in thousands):

	Three Months Ended		Six Months Ended
	June 25,	June 26,	June 25,	June 26,
	2005	2004	2005	2004
Retail	$75,054	$65,134	$131,640	$115,357
Direct	40,618	54,257	81,443	103,012
Other (1)	1,745	1,170	2,703	2,121
Total net sales	$117,417	$120,561	$215,786	$220,490

(1)          Represents outlet store net sales.

Comparison of Second Quarter Fiscal 2005 to Second Quarter Fiscal 2004

Net sales decreased by $3.1 million, or 2.6%, to $117.4 million during second quarter fiscal 2005 from $120.6 million during second quarter fiscal 2004. Retail segment net sales increased by $9.9 million, or 15.2%, during second quarter fiscal 2005. This increase is attributable to a 17.8% increase in the weighted average square footage of retail stores open during the quarter, partially offset by a 2.1% decrease in retail segment sales productivity, as measured by net sales per weighted average square foot. During second quarter fiscal 2005, we opened eight retail stores and ended the quarter with 160 retail stores compared to 130 at the end of second quarter fiscal 2004. Comparable store sales for stores open at least one full fiscal year increased by 0.1% during second quarter fiscal 2005. Direct segment net sales decreased by $13.6 million, or 25.1%, during second quarter fiscal 2005 as compared to second quarter fiscal 2004, as square inches circulated decreased by 20.4% and direct segment sales productivity, as measured by net sales per 1,000 square inches circulated, decreased by 6.0%. Direct segment sales productivity decreased largely as a result of lower than expected customer response given the significant decrease in circulation as well as higher return rates and lower order fulfillment rates. Internet net sales represented 54.5% of total direct segment net sales during second quarter fiscal 2005 compared to 40.7% during second quarter fiscal 2004. We expect internet net sales to represent an increasing portion of our total direct business over time. We expect our future growth to come from our retail segment.

Gross margin represents net sales less cost of products and merchandising. Cost of products and merchandising consists primarily of product costs (e.g., product development, sourcing, merchandising, inventory control and inventory acquisition costs and inventory markdowns) and operating costs (e.g., occupancy and depreciation costs for our retail stores, order processing costs and distribution facility costs). During second quarter fiscal 2005, gross margin decreased by $5.3 million, or 11.3%, to $41.8 million from $47.1 million during second quarter fiscal 2004. As a percentage of net sales, gross margin decreased to 35.6% during second quarter fiscal 2005 from 39.1% during second quarter fiscal 2004. The 3.5 percentage point decrease in gross margin as a percentage of net sales was attributable to a 2.2 percentage point increase in product costs and a 1.3 percentage point increase in operating costs, both as a percentage of net sales. Product costs as a percentage of net sales increased primarily as a result of higher inventory markdowns, increased promotional activity and a shift in the mix of the business toward off price. These factors were partially offset by higher initial mark-ups. The increase in operating costs as a percentage of net sales was primarily attributable to a 20.6% increase in retail segment operating costs associated with the growth of the retail business, partially offset by a 19.8% decrease in direct segment operating costs, and the de-leveraging effect of the resulting net operating cost increase as compared to a decrease in quarter-over-quarter net sales levels. Additionally, the shift in the mix of our business toward retail and the fact that retail segment gross margin is currently lower as a percentage of net sales than direct segment gross margin, also contributed to the decrease in gross margin as a percentage of net sales. We expect the differences between our retail and direct segment cost structures to continue until we are able to increase the overall productivity and profitability of our retail stores.

Selling, general and administrative expenses consist primarily of retail store selling costs, costs to produce, print and distribute catalogs, and website and corporate administrative costs. During second quarter fiscal 2005, selling, general and administrative expenses decreased by $0.9 million, or 2.6%, to $34.9 million from $35.8 million during second quarter fiscal 2004. As a percentage of net sales, selling, general and administrative expenses remained flat at 29.7% during second quarter fiscal 2005 compared to second quarter fiscal 2004. Selling expenses increased by 0.8 percentage points and general and administrative expenses decreased by 0.8 percentage points, both as a percentage of net sales. The increase in selling expenses as a percentage of net sales was primarily attributable to a 18.5% increase in retail segment selling expenses associated with the growth in the retail business, partially offset by a 25.6% decrease in direct segment selling expenses, and the de-leveraging effect of the resulting net selling expense increase as compared to a decrease in quarter-over-quarter net sales levels. In addition, selling expenses as a percentage of net sales was negatively affected by the shift in the mix of our business toward retail and the fact that retail segment selling expenses are currently higher as a percentage of net sales than direct segment selling expenses. We expect the differences between our retail and direct segment cost structures to continue until we are able to increase the overall productivity and profitability of our retail stores. General and administrative expenses as a percentage of net sales decreased as lower spending on professional fees and spring season performance bonuses, together representing a $2.0 million decrease in expenses, more than offset a $0.8 million increase in employee related expenses and other overhead costs.

Interest income increased to $0.3 million during second quarter fiscal 2005 from $0.2 million during second quarter fiscal 2004. Interest expense decreased to $0.2 million during second quarter fiscal 2005 from $0.3 million during second quarter fiscal 2004.

Comparison of the Six Months Ended June 25, 2005 to the Six Months Ended June 26, 2004

Net sales decreased by $4.7 million, or 2.1%, to $215.8 million during the six months ended June 25, 2005 from $220.5 million during the six months ended June 26, 2004. Retail segment net sales increased by $16.3 million, or 14.1%, during the six months ended June 25, 2005. This increase is attributable to an 18.1% increase in the weighted average square footage of retail stores open during the six-month period, partially offset by a 3.4% decrease in retail segment sales productivity. During the six months ended June 25, 2005, we opened 10 retail stores. Comparable store sales decreased by 2.6% during the six months ended June 25, 2005. Direct segment net sales decreased by $21.6 million, or 20.9%, during the six months ended June 25, 2005 as compared to the six months ended June 26, 2004, as square inches circulated decreased by 20.0% and direct segment sales productivity decreased by 1.2%. Direct segment sales productivity decreased largely as a result of lower than expected customer response given the significant decrease in circulation as well as higher return rates and lower order fulfillment rates. Internet net sales represented 53.6% of total direct segment net sales during the six months ended June 25, 2005 compared to 40.0% during the six months ended June 26, 2004.

During the six months ended June 25, 2005, gross margin decreased by $11.7 million, or 14.2%, to $70.6 million from $82.2 million during the six months ended June 26, 2004. As a percentage of net sales, gross margin decreased to 32.7% during the six months ended June 25, 2005 from 37.3% during the six months ended June 26, 2004. The 4.6 percentage point decrease in gross margin as a percentage of net sales was attributable to a 3.0 percentage point increase in product costs and a 1.6 percentage point increase in operating costs, both as a percentage of net sales. Product costs as a percentage of net sales increased primarily as a result of higher inventory markdowns, increased promotional activity and a shift in the mix of the business toward off price. These factors were partially offset by higher initial mark-ups. The increase in operating costs as a percentage of net sales was primarily attributable to a 20.3% increase in retail segment operating costs associated with the growth of the retail business, partially offset by a 15.5% decrease in direct segment operating costs, and the de-leveraging effect of the resulting net operating cost increase as compared to a decrease in period-over-period net sales levels. Additionally, the shift in the mix of our business toward retail and the fact that retail segment gross margin is currently lower as a percentage of net sales than direct segment gross margin also contributed to the decrease in gross margin as a percentage of net sales.

During the six months ended June 25, 2005, selling, general and administrative expenses increased by $1.5 million, or 2.2%, to $68.4 million from $66.9 million during the six months ended June 26, 2004. As a percentage of net sales, selling, general and administrative expenses increased to 31.7% during the six months ended June 25, 2005 from 30.4% during the six months ended June 26, 2004. The 1.3 percentage point increase in selling, general and administrative expenses as a percentage of net sales was entirely attributable to selling expenses. General and administrative expenses as a percentage of net sales remained flat. The increase in selling expenses as a percentage of net sales was primarily attributable to a 20.5% increase in retail segment selling expenses associated with the growth in the retail business, partially offset by a 21.0% decrease in direct segment selling expenses, and the de-leveraging effect of the resulting net selling expense increase as compared to a decrease in period-over-period net sales levels. In addition, selling expenses as a percentage of net sales was negatively affected by the shift in the mix of our business toward retail and the fact that retail segment selling expenses are currently higher as a percentage of net sales than direct segment selling expenses. General and administrative expenses as a percentage of net sales remained flat as increased spending on employee related expenses and other overhead costs, together representing a $1.8 million increase in expenses, were offset by decreased spending on professional fees and spring season performance bonuses.

Interest income increased to $0.5 million during the six months ended June 25, 2005 from $0.3 million during the six months ended June 26, 2004. Interest expense remained relatively flat at $0.5 million during the six months ended June 25, 2005 and June 26, 2004.

Income Taxes

We provide for income taxes at an effective tax rate that includes the full federal and state statutory tax rates. Our effective tax rate was 44.6% during second quarter fiscal 2005 and 46.0% during the six months ended June 25, 2005 compared to 42.0% during second quarter fiscal 2004 and 41.7% during the six months ended June 26, 2004. Our effective tax rate is dependent upon, among other things, the level of our taxable income for the full fiscal year and the taxability of that income in certain states given our organizational structure. Our ability to predict our taxable income for the full fiscal year is subject to a number of uncertainties and our estimate can change materially as a result of changing business trends. Should taxable income levels differ from management’s estimate, our effective tax rate may be materially affected which may significantly impact our operating results in future periods.

Segment Analysis

We currently have two reportable business segments, retail and direct. Segment reporting is intended to give financial statement users a view of our business “through the eyes of management.” Our internal management reporting is the basis for the information disclosed for our business segments. In accordance with generally accepted accounting principles (“GAAP”), our internally defined measure of segment profit, segment contribution, is required to be disclosed, but it is not a GAAP measure. Information related to segment contribution should be read in conjunction with the reconciliation to “Operating income” as determined by GAAP.

At the beginning of 2005, we changed our segment reporting as a result of changes in the way management views the business. Inventory control costs, previously included in other, have been reclassified to the retail and direct segments. Additionally, certain order fulfillment costs previously recorded in the direct segment have been reclassified to inventory distribution costs and allocated to the retail segment. Segment information for the three months and six months ended June 26, 2004 has been reclassified to conform to current period presentation.

We evaluate segment profitability based on the contribution of each segment. Segment contribution represents each segment’s net sales less direct costs related to the segment’s operations. Direct costs for the retail and direct segments include merchandise acquisition and inventory control costs, and inventory markdowns. Direct costs also include retail store selling, occupancy, depreciation, inventory distribution and administrative costs for the retail segment and catalog costs, certain order processing and fulfillment costs and internet selling costs for the direct segment. Segment contribution less other and general and administrative expenses is equal to operating income. Other represents unallocated shared-service costs such as merchandising, product development, sourcing and distribution facility costs, as well as outlet store revenues and expenses. General and administrative expenses include corporate executive management costs, support service costs (e.g., shared information systems, finance and human resources) and corporate headquarters occupancy costs.

The accounting policies of our segments are the same as those described in “Note B” to the consolidated financial statements contained in our Annual Report on Form 10-K for fiscal 2004. Inter-segment balances and transactions have been eliminated.

The following table provides a reconciliation of segment contribution to operating income (in thousands):

	Three Months Ended		Six Months Ended
	June 25,	June 26,	June 25,	June 26,
	2005	2004	2005	2004
		(Restated)		(Restated)
Retail segment contribution	$8,134	$9,287	$6,019	$11,733
Direct segment contribution	9,970	14,849	19,908	27,610
Other (1)	(3,904)	(4,368)	(8,527)	(8,495)
General and administrative expenses	(7,250)	(8,419)	(15,241)	(15,565)
Operating income	$6,950	$11,349	$2,159	$15,283

(1)          Represents unallocated shared-service costs and outlet store revenues and expenses.

Segment Comparison of Second Quarter Fiscal 2005 to Second Quarter Fiscal 2004

Retail segment contribution

The retail segment’s second quarter fiscal 2005 contribution decreased by $1.2 million, or 12.4%, to $8.1 million from $9.3 million during second quarter fiscal 2004. As a percentage of segment net sales, segment contribution decreased to 10.8% during second quarter fiscal 2005 from 14.3% during second quarter fiscal 2004. The 3.4 percentage point decrease in segment contribution as a percentage of net sales was attributable to a 1.8 percentage point increase in product costs, a 0.9 percentage point increase in operating costs and a 0.7 percentage point increase in selling expenses, all as a percentage of net sales. Segment product costs as a percentage of net sales increased primarily as a result of higher inventory markdowns. Although there was a shift in the mix of the business toward off price and an increase in promotional activity during the quarter, these factors were offset by higher initial mark-ups. Segment operating costs as a percentage of net sales increased primarily as a result of the de-leveraging of occupancy and depreciation costs over lower sales per square foot. Segment selling expenses as a percentage of net sales increased primarily as a result of higher advertising and in-store visual presentation costs.

Direct segment contribution

The direct segment's second quarter fiscal 2005 contribution decreased by $4.9 million, or 32.9%, to $10.0 million from $14.8 million during second quarter fiscal 2004. Direct segment contribution decreased  largely as a result of lower than expected customer response given the significant decrease in circulation as well as higher return rates and lower order fulfillment rates. As a percentage of segment net sales, segment contribution decreased to 24.5% during second quarter fiscal 2005 from 27.4% during second quarter fiscal 2004. The 2.8 percentage point decrease in segment contribution as a percentage of net sales was attributable to a 1.7 percentage point increase in product costs and a 1.2 percentage point increase in operating costs, partially offset by a 0.1 percentage point decrease in selling expenses, all as a percentage of net sales. Segment product costs as a percentage of net sales increased primarily as a result of higher inventory markdowns. Although there was a shift in the mix of the business toward off price and an increase in promotional activity during the quarter, these factors were offset by higher initial mark-ups. Segment operating costs as a percentage of net sales increased primarily as a result of the de-leveraging of order taking and fulfillment costs over lower net sales productivity partially offset by a decrease in shipping expense associated with fewer backorder shipments as compared to second quarter fiscal 2004.

Other

Other net expenses decreased by $0.5 million, or 10.6%, to $3.9 million during second quarter fiscal 2005 from $4.4 million during second quarter fiscal 2004 primarily as a result of decreased spending on professional fees and spring season performance bonuses, together representing a $0.5 million decrease in expenses.

General and administrative expenses

General and administrative expenses decreased by $1.2 million, or 13.9%, to $7.3 million during second quarter fiscal 2005 from $8.4 million during second quarter fiscal 2004. Please see our discussion of general and administrative expenses under the heading “Comparison of Second Quarter Fiscal 2005 to Second Quarter Fiscal 2004” above.

Segment Comparison of the Six Months Ended June 25, 2005 to the Six Months Ended June 26, 2004

Retail segment contribution

The retail segment’s contribution during the six months ended June 25, 2005 decreased by $5.7 million, or 48.7%, to $6.0 million from $11.7 million during the six months ended June 26, 2004. As a percentage of segment net sales, segment contribution decreased to 4.6% during the six month ended June 25, 2005 from 10.2% during the six months ended June 26, 2004. The 5.6 percentage point decrease in segment contribution as a percentage of net sales was attributable to a 3.0 percentage point increase in product costs, a 1.1 percentage point increase in operating costs and a 1.5 percentage point increase in selling expenses, all as a percentage of net sales. Segment product costs as a percentage of net sales increased primarily as a result of higher inventory markdowns. Although there was a shift in the mix of the business toward off price and an increase in promotional activity during the six-month period, these factors were offset by higher initial mark-ups. Segment operating costs as a percentage of net sales increased primarily as a result of the de-leveraging of occupancy and depreciation costs over lower sales per square foot. Segment selling expenses as a percentage of net sales increased primarily as a result of higher advertising and in-store visual presentation costs.

Direct segment contribution

The direct segment's contribution during the six months ended June 25, 2005 decreased by $7.7 million, or 27.9%, to $19.9 million from $27.6 million during the six months ended June 26, 2004. Direct segment contribution decreased largely as a result of lower than expected customer response given the significant decrease in circulation as well as higher return rates and lower order fulfillment rates. As a percentage of segment net sales, segment contribution decreased to 24.4% during the six months ended June 25, 2005 from 26.8% during the six months ended June 26, 2004. The 2.4 percentage point decrease in segment contribution as a percentage of net sales was attributable to a 1.2 percentage point increase in product costs and a 1.2 percentage point increase in operating costs, each as a percentage of net sales.  Segment product costs as a percentage of net sales increased primarily as a result of higher inventory markdowns. Although there was a shift in the mix of the business toward off price and an increase in promotional activity during the period, these factors were offset by higher initial mark-ups. Segment operating costs as a percentage of net sales increased primarily as a result of the de-leveraging of order taking and fulfillment costs over lower net sales productivity partially offset by a decrease in shipping expense.

Other

Other net expenses remained flat at $8.5 million during the six months ended June 25, 2005 and the six months ended June 26, 2004, as increased spending on product development and merchandising salaries and benefits, outlet store operating expenses and distribution facility costs, together representing a $0.8 million increase in expenses, were offset by decreased spending on spring season performance bonuses and professional fees.

General and administrative expenses

General and administrative expenses decreased by $0.3 million, or 2.1%, to $15.2 million during the six months ended June 25, 2005 from $15.6 million during the six months ended June 26, 2004. Please see our discussion of general and administrative expenses under the heading “Comparison of the Six Months Ended June 25, 2005 to the Six Months Ended June 26, 2004” above.

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

Liquidity and Capital Resources

Our principal working capital needs arise from the need to support costs incurred in advance of revenue generation, primarily inventory acquisition, catalog development, production and mailing costs. We have two selling seasons that correspond to the fashion seasons. The spring season begins in January and ends in July. The fall season begins in July and ends in January. Our capital investment needs arise from initiatives intended to support our growth, including our retail store rollout and improvements to our physical and operating infrastructure. During the six months ended June 25, 2005, we funded our working capital and capital investment needs with cash generated from operations and cash on hand.

Cash and cash equivalents (“cash”) decreased by $7.1 million during the six months ended June 25, 2005. We increased our investments in marketable securities by $10.9 million, invested $13.3 million in property and equipment, primarily related to our retail store rollout, and generated $17.8 million from operating activities. During the six months ended June 25, 2005, net income before depreciation and amortization and collections on accounts receivable were the primary sources of cash from operations. The primary use of cash from operations related to increases in inventory.

Cash increased by $22.7 million during the six months ended June 26, 2004. Approximately $31.4 million was generated from operations, $9.7 million was invested in property and equipment, primarily related to our retail store rollout, and $3.1 million was generated from stock transactions, primarily from the exercise of stock options. During the six months ended June 26, 2004, net income before depreciation and amortization, higher amounts accrued and payable and collections on accounts receivable were the primary sources of cash from operations.

At June 25, 2005 and December 25, 2004, the aggregate fair value of our marketable securities was $44.7 million and $34.1 million, respectively. We did not have any marketable securities during the six months ended June 26, 2004. Our marketable securities consist primarily of investments in municipal debt securities. We intend to maintain a liquid portfolio consisting primarily of fixed-income securities.

Accounts receivable balances at June 25, 2005 were 59.1%, or $9.7 million, lower than June 26, 2004 primarily as a result of a decrease in receivables associated with our deferred billing program and lower amounts due from landlords, partially offset by an increase in credit card receivables. Accounts receivable balances at June 25, 2005 were 63.9%, or $11.9 million, lower than at December 25, 2004 primarily as a result of a decrease in receivables associated with our deferred billing program and lower amounts due from landlords. At June 25, 2005, June 26, 2004 and December 25, 2004, there were $0.1 million, $10.0 million and $8.8 million, respectively, of trade receivables outstanding related to our deferred billing program.

Inventory at June 25, 2005 was 45.0%, or $12.2 million, higher than at June 26, 2004 primarily as a result of higher current season inventory levels and inventory associated with 30 new retail stores opened since June 26, 2004. Retail segment annualized inventory turns decreased by 19.1% to 3.8 times per year during the six months ended June 25, 2005 from 4.7 times per year during the six months ended June 26,

2004. Inventory per store in our retail segment was 11.3% higher at June 25, 2005 than at June 26, 2004. Some of the increase in inventory is attributable to the fact that last year’s inventory levels were lower than normal primarily as a result of the 20.2% comparable store sales increase we experienced during last year’s spring season. We plan to liquidate incremental overstocks through future clearance activity, outlet store sales and sales to third party inventory liquidators.

Inventory at June 25, 2005 was 8.3%, or $3.0 million, higher than at December 25, 2004 mainly due to higher future season inventory levels and inventory associated with 10 new retail stores opened since December 25, 2004. Inventory per store in our retail segment was 3.1% lower at June 25, 2005 than at December 25, 2004.

A summary of our inventory balances follows (in thousands):

	June 25,	June 26,	December 25,
	2005	2004	2004
Retail	$22,619	$16,519	$21,892
Direct	15,100	10,136	13,759
Other (1)	1,483	379	561
Total	$39,202	$27,034	$36,212

(1)          Includes inventory related to outlet stores.

Deferred credits from landlords and other at June 25, 2005 were 13.8%, or $5.9 million, higher than at June 26, 2004 and 2.3%, or $1.1 million, higher than at December 25, 2004 primarily as a result of opening additional retail stores. Most of our retail store leases contain provisions that allow for early termination of the lease by either party if certain predetermined annual sales levels are not met. Generally, these provisions allow the lease to be terminated between the third and fifth year of the lease term. Should the lease be terminated under these provisions, the unamortized portion of any landlord allowances related to that property would be payable to the landlord. The liability for unamortized landlord allowances, including current portion, was $40.2 million, $34.9 million and $39.5 million at June 25, 2005, June 26, 2004 and December 25, 2004, respectively.

At June 25, 2005, we had 160 retail stores and six outlet stores open. We currently expect to open an additional 32 retail stores during the remainder of 2005 bringing our total 2005 retail store openings to 42. The initial net cash requirements related to our retail store rollout are significant and are primarily comprised of leasehold improvements, net of landlord allowances, and initial inventory acquisition costs. Construction commitments are typically made one to six months in advance of a new retail store opening and actual construction typically begins two to three months before the store opens. The initial net cash requirements for opening a new retail store are currently estimated at an average of approximately $0.4 million per store.

The following table summarizes the cash requirements related to our outstanding future minimum lease payments for operating leases having a remaining term in excess of one year and our outstanding long-term debt at June 25, 2005 (in thousands):

	Payments Due By Period (1)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations (2)	$249,004	$13,138	$65,923	$67,890	$102,053
Long-term debt obligations (3)	11,345	914	1,499	8,932	—
Fixed interest payments on debt (4)	2,640	391	1,397	852	—
Total	$262,989	$14,443	$68,819	$77,674	$102,053

(1)          All payment periods are measured from the end of our last fiscal year. The amount set forth in the “Less than 1 Year” column represents amounts to be paid for the remainder of 2005, the “1-3 Years” column represents amounts to be paid in 2006 and 2007, the “3-5 Years” column represents amounts to be paid in 2008 and 2009 and the “More than 5 Years” column represents amounts to be paid after 2009.

(2)          See “Note H” to the accompanying condensed consolidated financial statements.

(3)          Does not include interest payments. See “Note F” to the accompanying condensed consolidated financial statements for a summary of our long-term debt at June 25, 2005, June 26, 2004 and December 25, 2004. The weighted average interest rate for amounts outstanding under our credit facilities was 7.01% per annum for second quarter fiscal 2005 and 6.98% per annum for the six months ended June 25, 2005. Cash paid for interest during the three and six months ended June 25, 2005 was $0.2 million and $0.4 million, respectively.

(4)          Represents future fixed interest payments under our real estate and equipment loans.

For a summary of our credit facilities at June 25, 2005 see “Note F” to the accompanying condensed consolidated financial statements.

We expect to spend approximately $3.0 million on three key systems initiatives in 2005 including the implementation of a product life-cycle management system, an inventory management and planning system and a corporate data warehouse. The total cost for these multi-year projects is currently estimated at approximately $7.0 million. We believe that these systems are necessary to support our planned future growth.

Our sources of cash include cash on hand, our investments in marketable securities, available borrowing capacity under our Revolving Credit Facility of $20.0 million as of June 25, 2005 and anticipated cash flow from operations. Our principal uses of cash include cash required to support current operations as well as investments in infrastructure and our retail store rollout. Based on current operating conditions, we believe we have sufficient sources of cash to execute our operating plans and fund our planned operating and systems infrastructure investments, capital expenditures and commitments for the foreseeable future. Should current operating conditions deteriorate, we believe we have some flexibility to adjust our mid-to-long-term operating plans, including our retail store rollout and catalog circulation strategies.

Critical Accounting Policies

Management has determined that our most critical accounting policies relate to inventory markdowns, merchandise returns from customers, catalog costs and the impairment of long-lived assets. We continually monitor our accounting policies to ensure proper application. There have been no material changes in our critical accounting policies since they were discussed in our Annual Report on Form 10-K for fiscal 2004.

Recent accounting pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement No. 154 (“SFAS 154”), “Accounting Changes and Error Corrections,” a replacement of Accounting Principles Board (“APB”) Opinion No. 20 (“APB 20”), “Accounting Changes,” and FASB issued Statement No. 3 (“SFAS 3”), “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement requires that retrospective application of a change in accounting principle be limited to the direct effects of a change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In March 2005, the FASB issued Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations,” an interpretation of FASB Statement No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations.” FIN 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS 143 refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application for interim financial information is permitted but is not required. We are currently in the process of evaluating FIN 47, however the adoption of this statement is not expected to have a material impact on our consolidated financial statements.

In December 2004, the FASB issued Statement No. 153 (“SFAS 153”), “Exchanges of Nonmonetary Assets,” an amendment of APB Opinion No. 29 (“APB 29”), “Accounting for Nonmonetary Transactions.” SFAS 153 amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary asset exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We are currently in the process of evaluating SFAS 153, however the adoption of this statement is not expected to have a material impact on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk at June 25, 2005 was not materially different than at December 25, 2004. Information about our exposure to market risk at December 25, 2004 is contained in our Annual Report of Form 10-K for fiscal 2004.

Item 4. Controls and Procedures

We carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of June 25, 2005. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of June 25, 2005 our disclosure controls and procedures, as defined in Rule 13a-15(e), were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms. No change in our internal control over financial reporting occurred during second quarter fiscal 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

In August 2003, a Complaint was served on The Birch Pond Group, Inc. (a subsidiary of The J. Jill Group, Inc.) in a civil action filed in the California Superior Court, Riverside County, against The Birch Pond Group, Inc. and certain fictitiously named and unknown defendants who allegedly are or were operating J. Jill stores within the State of California. This action, allegedly on behalf of a class of salaried and non-salaried store workers, alleges, among other things, violations of various provisions of the California Labor Code and related regulations regarding meal periods, rest periods and coerced patronage, and unfair competition.  In April 2005, the parties executed a settlement agreement and the Court certified a class (for settlement purposes only) and preliminarily approved the settlement agreement. Various procedural steps must be taken before the settlement can be finalized. We expect this process to be completed by the end of 2005.

Item 4. Submission of Matters to a Vote of Security Holders

We held an Annual Meeting of Stockholders on June 2, 2005. At the Annual Meeting, our Stockholders voted to approve the following actions by the following votes:

Election of one Class A Director and three Class C Directors:

	Number of Shares
		Withholding
	For	Authority
Class A Director:
Michael P. Sherman	17,909,962	1,409,792
Class C Directors:
Gordon R. Cooke	17,716,501	1,603,253
James G. Held	17,207,031	2,112,723
Thomas J. Litle	17,931,214	1,388,540

Item 5. Other Information

On June 2, 2005,  Olga L. Conley,  who formerly held the title of Executive Vice President/Chief Financial Officer and Treasurer, assumed the title of Executive Vice President/Chief Financial Officer and Chief Administrative Officer, and her base salary was increased to the rate of $425,000 per annum, effective as of the beginning of the third quarter of fiscal 2005.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits
10.1	Form of incentive stock option under the 2001 Incentive and Non-Statutory Stock Option Plan, fully vested
10.2	Form of non-statutory stock option under the 2001 Incentive and Non-Statutory Stock Option Plan, fully vested, for employees
10.3	Form of non-statutory stock option under the 2001 Incentive and Non-Statutory Stock Option Plan, fully vested, for directors
10.4	Form of incentive stock option under the 2001 Incentive and Non-Statutory Stock Option Plan, subject to vesting, for Chief Executive Officer

10.5	Form of non-statutory stock option under the 2001 Incentive and Non-Statutory Stock Option Plan, subject to vesting, for Chief Executive Officer
10.6	Form of incentive stock option under the 2001 Incentive and Non-Statutory Stock Option Plan, subject to vesting, for Operating Vice Presidents, Vice Presidents and Executive Vice Presidents
10.7	Form of non-statutory stock option under the 2001 Incentive and Non-Statutory Stock Option Plan, subject to vesting, for Operating Vice Presidents, Vice Presidents and Executive Vice Presidents
10.8	Form of incentive stock option under the 2001 Incentive and Non-Statutory Stock Option Plan, subject to vesting, for employees below the rank of Operating Vice President
10.9	Form of non-statutory stock option under the 2001 Incentive and Non-Statutory Stock Option Plan, subject to vesting, for employees below the rank of Operating Vice President

Certifications
31.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350
(b)	Reports on Form 8-K

On April 18, 2005, we filed a Report on Form 8-K to report our entry into a letter agreement with John J. Hayes relating to the termination of his employment with us.

On April 28, 2005, we filed a Report on Form 8-K to report the issuance of a press release commenting on our financial results for the fiscal quarter ended March 26, 2005.

On June 7, 2005, we filed a Report on Form 8-K to report that the Compensation Committee of the Board of Directors amended and restated The J. Jill Group, Inc. 2005 Incentive Compensation Plan and adopted The J. Jill Group, Inc. 2005 Fall Season Supplemental Executive Bonus Plan.

On June 21, 2005, we filed a Report on Form 8-K to report our entry into an amendment of the Fifth Amended and Restated Loan Agreement dated as of June 29, 2001, as amended, with Citizens Bank of Massachusetts and other lenders for the purpose of modifying our debt service coverage covenant.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE J. JILL GROUP, INC.
Dated: August 4, 2005	By:	/s/ OLGA L. CONLEY
Olga L. Conley
Authorized Officer
Executive Vice President /
Chief Financial Officer and
Chief Administrative Officer
(Principal Financial Officer)
Dated: August 4, 2005	By:	/s/ LINDA L. TRUDEL
Linda L. Trudel
Authorized Officer
Senior Vice President / Corporate Controller and
Treasurer
(Principal Accounting Officer)

THE J. JILL GROUP, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 25, 2005
EXHIBIT INDEX

Exhibits
10.1	Form of incentive stock option under the 2001 Incentive and Non-Statutory Stock Option Plan, fully vested
10.2	Form of non-statutory stock option under the 2001 Incentive and Non-Statutory Stock Option Plan, fully vested, for employees
10.3	Form of non-statutory stock option under the 2001 Incentive and Non-Statutory Stock Option Plan, fully vested, for directors
10.4	Form of incentive stock option under the 2001 Incentive and Non-Statutory Stock Option Plan, subject to vesting, for Chief Executive Officer
10.5	Form of non-statutory stock option under the 2001 Incentive and Non-Statutory Stock Option Plan, subject to vesting, for Chief Executive Officer
10.6	Form of incentive stock option under the 2001 Incentive and Non-Statutory Stock Option Plan, subject to vesting, for Operating Vice Presidents, Vice Presidents and Executive Vice Presidents
10.7	Form of non-statutory stock option under the 2001 Incentive and Non-Statutory Stock Option Plan, subject to vesting, for Operating Vice Presidents, Vice Presidents and Executive Vice Presidents
10.8	Form of incentive stock option under the 2001 Incentive and Non-Statutory Stock Option Plan, subject to vesting, for employees below the rank of Operating Vice President
10.9	Form of non-statutory stock option under the 2001 Incentive and Non-Statutory Stock Option Plan, subject to vesting, for employees below the rank of Operating Vice President
Certifications
31.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350