Form 10-Q
period 2005-09-24
J JILL GROUP INC
filed 2005-11-03
CIK 910721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 24, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Shares outstanding of the registrant’s common stock (par value $0.01) at October 27, 2005: 20,324,589

THE J. JILL GROUP, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 24, 2005

PART I—FINANCIAL INFORMATION

Item 1.                        Condensed Consolidated Financial Statements (unaudited)

THE J. JILL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	September 24,	September 25,	December 25,
	2005	2004	2004
		(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$17,648	$51,085	$31,966
Cash held in escrow	1,092	1,051	872
Marketable securities	38,354	13,306	34,062
Accounts receivable, net	10,120	11,410	18,579
Inventory	43,221	37,627	36,212
Prepaid catalog expenses	5,016	4,637	3,894
Deferred income taxes	10,892	6,753	9,761
Other current assets	9,216	10,692	8,237
Total current assets	135,559	136,561	143,583
Property and equipment, net	145,519	131,145	133,972
Other non-current assets	6,492	4,761	5,141
Total assets	$287,570	$272,467	$282,696
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,030	$19,152	$17,523
Accrued expenses	30,803	24,744	27,158
Accrued customer returns	6,011	6,103	7,494
Current portion of long-term debt	1,386	1,780	1,805
Total current liabilities	56,230	51,779	53,980
Long-term debt, less current portion	9,506	10,892	10,431
Deferred credits from landlords and other	51,546	44,162	47,387
Deferred income taxes	5,577	4,234	6,841
Commitments and contingencies
Stockholders’ equity:
Special preferred stock (par value $0.01) 1,000,000 shares authorized	—	—	—
Common stock (par value $0.01) 30,000,000 shares authorized, 20,324,589, 20,103,123 and 20,109,789 shares issued and outstanding as of September 24, 2005, September 25, 2004 and December 25, 2004, respectively	203	201	201
Additional paid-in capital	114,699	112,387	112,508
Accumulated other comprehensive loss	(102)	(25)	(89)
Retained earnings	49,911	48,837	51,437
Total stockholders’ equity	164,711	161,400	164,057
Total liabilities and stockholders’ equity	$287,570	$272,467	$282,696

The accompanying notes are an integral part of the condensed consolidated financial statements.

THE J. JILL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 24,	September 25,	September 24,	September 25,
	2005	2004	2005	2004
		(Restated)		(Restated)
Net sales	$102,969	$94,933	$318,755	$315,423
Cost of products and merchandising	71,155	64,830	216,384	203,090
Gross margin	31,814	30,103	102,371	112,333
Selling, general and administrative expenses	36,735	34,529	105,133	101,476
Operating income (loss)	(4,921)	(4,426)	(2,762)	10,857
Interest income	339	152	812	461
Interest expense	225	249	707	796
Interest (income) expense, net	(114)	97	(105)	335
Income (loss) before taxes	(4,807)	(4,523)	(2,657)	10,522
Income tax provision (benefit)	(2,119)	(1,863)	(1,131)	4,416
Net income (loss)	$(2,688)	$(2,660)	$(1,526)	$6,106
Earnings (loss) per share:
Basic	$(0.13)	$(0.13)	$(0.08)	$0.31
Diluted	$(0.13)	$(0.13)	$(0.08)	$0.30
Weighted average shares outstanding:
Basic	20,318	20,103	20,211	19,990
Diluted	20,318	20,103	20,211	20,550

The accompanying notes are an integral part of the condensed consolidated financial statements.

THE J. JILL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 24, 2005	September 25, 2004
		(Restated)
Cash flows provided by operating activities:
Net (loss) income	$(1,526)	$6,106
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	16,555	13,575
(Gain) loss on trust assets	(174)	11
Loss on disposal of property and equipment	534	—
Deferred income taxes	(2,329)	1,797
Changes in assets and liabilities:
Decrease in accounts receivable, net	8,459	7,224
Increase in inventory	(7,009)	(9,496)
Increase in prepaid catalog expenses	(1,122)	(531)
Increase in other assets	(934)	(3,795)
Increase in accounts payable	760	3,765
(Decrease) increase in accrued expenses	(164)	1,093
Decrease in accrued customer returns	(1,483)	(1,186)
Increase in deferred credits from landlords and other	4,159	3,040
Net cash provided by operating activities	15,726	21,603
Cash flows used in investing activities:
Additions to property and equipment	(24,312)	(17,007)
Purchases of marketable securities	(31,875)	(13,343)
Maturities of marketable securities	18,441	—
Sales of marketable securities	8,701	—
Investments in trust assets	(1,224)	(997)
Increase in cash held in escrow	(220)	(268)
Net cash used in investing activities	(30,489)	(31,615)
Cash flows provided by financing activities:
Proceeds from stock transactions	1,789	3,080
Payments of debt borrowings	(1,344)	(1,270)
Net cash provided by financing activities	445	1,810
Net decrease in cash and cash equivalents	(14,318)	(8,202)
Cash and cash equivalents at:
Beginning of period	31,966	59,287
End of period	$17,648	$51,085
Supplemental information:
Non-cash investing activities:
Property and equipment costs accrued, not paid	$4,877	$3,417

The accompanying notes are an integral part of the condensed consolidated financial statements.

THE J. JILL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The condensed consolidated financial statements included herein have been prepared by The J. Jill Group, Inc. (together with its wholly owned consolidated subsidiaries, the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), and in the opinion of management contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been omitted pursuant to such rules and regulations. Accordingly, although the Company believes that the disclosures are adequate to make the information presented not misleading, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2004 (“fiscal 2004”). As a retailer, the Company is subject to seasonal fluctuations in net sales. The results of operations for interim periods are not necessarily indicative of the results to be expected for the fiscal year.

A.   Nature of business:

The Company is a multi-channel specialty retailer of women’s apparel, including accessories and footwear, that markets its products through its retail stores, catalogs and website jjill.com.

B.   Restatement of prior financial information:

The Company restated its condensed consolidated balance sheet at September 25, 2004, its condensed consolidated statements of operations for the three and nine months ended September 25, 2004 and its condensed consolidated statement of cash flows for the nine months ended September 25, 2004. The restatement also affects periods prior to fiscal 2004. The restatement corrects the Company’s historical accounting for operating leases. For information with respect to the restatement, see “Note B” to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for fiscal 2004. The Company did not amend its Quarterly Reports on Form 10-Q for the periods before the end of fiscal 2004 to reflect the restatement and therefore, the financial statements and related financial information contained in such reports should no longer be relied upon. Throughout this Form 10-Q, all referenced amounts for affected prior periods and prior period comparisons reflect the balances and amounts on a restated basis.

As a result of this restatement, the Company’s financial results have been adjusted as follows (in thousands, except per share data):

	As Previously
	Reported		As Restated
	September 25, 2004	Adjustments	September 25, 2004
Deferred credits from landlords and other	$40,518	$3,644	$44,162
Deferred income taxes	5,703	(1,469)	4,234
Retained earnings	51,012	(2,175)	48,837
Total stockholders’ equity	$163,575	$(2,175)	$161,400

THE J. JILL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Three Months Ended
	As Previously
	Reported		As Restated
	September 25, 2004	Adjustments	September 25, 2004
Net sales	$94,933	$—	$94,933
Cost of products and merchandising	64,718	112	64,830
Gross margin	30,215	(112)	30,103
Selling, general and administrative expenses	34,552	(23)	34,529
Operating loss	(4,337)	(89)	(4,426)
Interest income	152	—	152
Interest expense	249	—	249
Interest expense, net	97	—	97
Loss before taxes	(4,434)	(89)	(4,523)
Income tax benefit	(1,826)	(37)	(1,863)
Net loss	$(2,608)	$(52)	$(2,660)
Loss per share:
Basic	$(0.13)	$(0.00)	$(0.13)
Diluted	$(0.13)	$(0.00)	$(0.13)

	Nine Months Ended
	As Previously
	Reported		As Restated
	September 25, 2004	Adjustments	September 25, 2004
Net sales	$315,423	$—	$315,423
Cost of products and merchandising	202,959	131	203,090
Gross margin	112,464	(131)	112,333
Selling, general and administrative expenses	101,545	(69)	101,476
Operating income	10,919	(62)	10,857
Interest income	461	—	461
Interest expense	796	—	796
Interest expense, net	335	—	335
Income before taxes	10,584	(62)	10,522
Income tax provision	4,442	(26)	4,416
Net income	$6,142	$(36)	$6,106
Earnings per share:
Basic	$0.31	$(0.00)	$0.31
Diluted	$0.30	$(0.00)	$0.30

C.   Accounting for stock-based compensation:

At September 24, 2005, the Company had three stock-based plans, which are described in “Note B” and “Note G” to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for fiscal 2004. The Company discloses stock-based compensation information in accordance with Financial Accounting Standards Board (“FASB”) issued Statement No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of

THE J. JILL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

FASB Statement No. 123” and FASB issued Statement No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation.” The Company has elected to continue to account for its stock-based plans under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” as well as to provide disclosure of stock-based compensation as outlined in SFAS 123, as amended by SFAS 148. No compensation expense has been recognized related to the Company’s stock-based plans.

In December 2004, the FASB issued Statement No. 123R (“SFAS 123R”), “Share-Based Payment,” a revision of SFAS 123. As a result, the pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. See “Note B” to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for fiscal 2004. In April 2005, the SEC announced the adoption of a new rule that amended the compliance date for SFAS 123R. The SEC’s rule requires companies to implement SFAS 123R by the beginning of the first fiscal year beginning after June 15, 2005. Accordingly, the Company intends to adopt SFAS 123R in the first quarter of 2006. The Company is currently evaluating the provisions of SFAS 123R. The adoption of this standard is expected to have a material effect on the Company’s consolidated financial statements; however, based on the Company’s current projections, the Company expects the compensation expense to be recognized in 2006 as a result of the adoption of SFAS 123R to be significantly less than the pro forma amounts historically disclosed in the notes to its consolidated financial statements. Many of the stock options that will be outstanding as of the first quarter of 2006 will be fully vested at that time and accordingly, will not result in compensation expense going forward.

The Company currently uses the Black-Scholes option pricing model to estimate the fair value at the date of grant of stock options granted under the Company’s stock option plans and stock purchase rights associated with the Company’s employee stock purchase plan. A summary of the assumptions used for stock option grants and stock purchase right grants follows:

	Three Months Ended				Nine Months Ended
	September 24,		September 25,		September 24,	September 25,
	2005		2004		2005	2004
Stock option plans:
Dividend yield	0.0%		0.0%		0.0%	0.0%
Expected volatility	53.8%		70.0%		51.0%	70.0%
Risk free interest rate	4.1%		3.4%		3.7%	3.0%
Expected lives	4.0 years		4.0 years		2.6 years (2)	4.0 years
Employee stock purchase plan:
Dividend yield	n/a	(1)	n/a	(1)	0.0%	0.0%
Expected volatility	n/a	(1)	n/a	(1)	49.0%	50.0%
Risk free interest rate	n/a	(1)	n/a	(1)	2.8%	1.0%
Expected lives	n/a	(1)	n/a	(1)	1.0 year	1.0 year

(1)         No stock purchase rights were granted during the three months ended September 24, 2005 or September 25, 2004.

(2)         Certain options granted during the nine months ended September 24, 2005 were fully vested which decreased the assumption with respect to the expected life of those grants.

THE J. JILL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

A reconciliation of net income (loss), as reported in the condensed consolidated statements of operations, to pro forma net income (loss) including compensation expense, net of tax, for the Company’s stock-based plans as calculated in accordance with the provisions of SFAS 123, as amended by SFAS 148, and a comparison of as reported and pro forma basic and diluted earnings (loss) per share (“EPS”) follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 24, 2005	September 25, 2004	September 24, 2005	September 25, 2004
		(Restated)		(Restated)
Net income (loss):
As reported	$(2,688)	$(2,660)	$(1,526)	$6,106
Compensation expense, net of related tax benefit(1)	(460)	(1,490)	(2,940)	(4,434)
Pro forma	$(3,148)	$(4,150)	$(4,466)	$1,672
Earnings (loss) per share:
Basic
As reported	$(0.13)	$(0.13)	$(0.08)	$0.31
Pro forma	(0.15)	(0.21)	(0.22)	0.08
Diluted
As reported	(0.13)	(0.13)	(0.08)	0.30
Pro forma	$(0.15)	$(0.21)	$(0.22)	$0.08

(1)         Compensation expense is net of a related tax benefit of $99,000 and $827,000 for the three months ended September 24, 2005 and September 25, 2004, respectively, and $1,239,000 and $2,461,000 for the nine months ended September 24, 2005 and September 25, 2004, respectively.

The effects on pro forma net income (loss) and pro forma EPS of the estimated stock-based compensation expense, net of tax, calculated using the fair value of stock options and stock purchase rights in accordance with the Black-Scholes option pricing model for the three and nine months ended September 24, 2005 and September 25, 2004 are not necessarily representative of the effects on the Company’s results of operations in the future. In addition, the compensation expense estimates utilize an option pricing model developed for traded options with relatively short lives. The Company’s stock option grants typically have a life of up to ten years and are not transferable. Therefore, the actual fair value of a stock option grant may be different from the Company’s estimates. The Company believes that its estimates incorporate all relevant information and represent a reasonable approximation in light of the difficulties involved in valuing non-traded stock options.

THE J. JILL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

D.   Earnings per share:

A reconciliation of the numerators and denominators of the basic and diluted EPS computations follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 24, 2005	September 25, 2004	September 24, 2005	September 25, 2004
		(Restated)		(Restated)
Numerator:
Net income (loss)	$(2,688)	$(2,660)	$(1,526)	$6,106
Denominator (shares):
Basic weighted average shares outstanding	20,318	20,103	20,211	19,990
Assumed issuance of shares under stock option plans and employee stock purchase plan	—	—	—	560
Diluted weighted average shares outstanding	20,318	20,103	20,211	20,550
Earnings (loss) per share:
Basic	$(0.13)	$(0.13)	$(0.08)	$0.31
Diluted	$(0.13)	$(0.13)	$(0.08)	$0.30

For the three and nine months ended September 24, 2005, of the options then outstanding, options to purchase 3,344,787 shares of common stock were excluded from the computation of diluted EPS on the basis that such options were antidilutive. For the three and nine months ended September 25, 2004, of the options then outstanding, options to purchase 3,212,037 and 1,220,500 shares of common stock, respectively, were excluded from the computation of diluted EPS on the basis that such options were antidilutive.

During the three months ended September 24, 2005, options to purchase 14,500 shares of the Company’s common stock were granted pursuant to the Company’s stock option plans, options to purchase 12,750 shares of common stock were exercised and options to purchase 4,500 shares of common stock were canceled. The Company received $158,000 in cash from the exercise of stock options and recorded a related tax benefit of $19,000 during the three months ended September 24, 2005. During the three months ended September 25, 2004, options to purchase 74,000 shares of the Company’s common stock were granted pursuant to the Company’s stock option plans and options to purchase 1,000 shares of common stock were canceled. There were no options exercised during the three months ended September 25, 2004.

During the nine months ended September 24, 2005, options to purchase 300,500 shares of the Company’s common stock were granted pursuant to the Company’s stock option plans, options to purchase 177,750 shares of common stock were exercised and options to purchase 277,500 shares of common stock were canceled. The Company received $1,387,000 in cash from the exercise of stock options and recorded a related tax benefit of $404,000 during the nine months ended September 24, 2005. During the nine months ended September 25, 2004, options to purchase 429,500 shares of the Company’s common

THE J. JILL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

stock were granted pursuant to the Company’s stock option plans, options to purchase 408,558 shares of common stock were exercised and options to purchase 34,000 shares of common stock were canceled. The Company received $2,689,000 in cash from the exercise of stock options and recorded a related tax benefit of $1,159,000 during the nine months ended September 25, 2004.

E.   Marketable securities:

The Company’s marketable securities consist primarily of investments in municipal debt securities. The Company intends to maintain a liquid portfolio and accordingly, all marketable securities are classified as available-for-sale and reported at fair value in accordance with FASB issued Statement No. 115 (“SFAS 115”), “Accounting for Certain Investments in Debt and Equity Securities.” Unrealized gains and losses are included in accumulated other comprehensive income, a separate component of stockholders’ equity. Unrealized gains and losses are added to or deducted from net income, respectively, in arriving at comprehensive income (loss) for financial reporting purposes. During the three and nine months ended September 24, 2005, the Company’s comprehensive loss was $2,666,000 and $1,539,000, respectively. During the three months ended September 25, 2004, the Company’s comprehensive loss was $2,685,000 and during the nine months ended September 25, 2004 the Company’s comprehensive income was $6,081,000. There were no realized gains or losses on marketable securities during the three and nine months ended September 24, 2005 and September 25, 2004, respectively.

A summary of the contractual maturities of available-for-sale securities follows (in thousands):

	Fair Market Value
	September 24, 2005	September 25, 2004	December 25, 2004
Due within one year	$29,206	$11,164	$18,259
Due between one and three years	9,148	2,142	13,803
Due after ten years(1)	—	—	2,000
Total	$38,354	$13,306	$34,062

(1)         Marketable securities within this category contained put or call provisions that allowed the security to be put or called within one year.

F.   Debt:

The Company’s credit facilities at September 24, 2005 consisted of (i) a $60,000,000 revolving credit facility (the “Revolving Credit Facility”); (ii) a real estate loan (the “Tilton Facility Loan”); and (iii) an equipment loan (the “Equipment Loan”).

THE J. JILL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

A summary of outstanding long-term debt follows (in thousands):

	September 24, 2005	September 25, 2004	December 25, 2004
Tilton Facility Loan	$9,928	$10,320	$10,224
Equipment Loan	964	2,352	2,012
Total long-term debt	10,892	12,672	12,236
Less current maturities	(1,386)	(1,780)	(1,805)
Long-term debt, less current portion	$9,506	$10,892	$10,431

At September 24, 2005, the Company estimated the fair value of its outstanding borrowings, including current maturities, to be $11,237,000.

The maturity date of the Revolving Credit Facility is June 1, 2006. The Company is currently negotiating with its banks to, among other things, extend the maturity date of the Revolving Credit Facility to June 1, 2007. The total amount available under the Revolving Credit Facility is $60,000,000 and is reduced by outstanding borrowings and outstanding letters of credit. Outstanding borrowings may not exceed $20,000,000. Letters of credit are primarily used to procure inventory from foreign vendors. The Revolving Credit Facility is collateralized by substantially all of the personal property, both tangible and intangible, of the Company. Outstanding borrowings bear interest at an annual rate equal to the prime lending rate announced by one of the participating banks or the LIBOR lending rate plus 1.75% per annum. At September 24, 2005, the Revolving Credit Facility bore interest at 6.75% per annum. There were no outstanding borrowings on the Revolving Credit Facility at September 24, 2005, September 25, 2004 or December 25, 2004. Outstanding letters of credit totaled $29,262,000, $33,648,000 and $40,647,000 at September 24, 2005, September 25, 2004 and December 25, 2004, respectively. Availability under the Revolving Credit Facility at September 24, 2005, September 25, 2004 and December 25, 2004 was $30,738,000, $26,352,000 and $19,353,000, respectively, subject in each case to the borrowing cap. Outstanding letters of credit do not bear interest. The Company is required to pay a commitment fee of 1/4 of 1% per annum on the unused portion of the Revolving Credit Facility.

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

The Company’s credit facilities contain various lending conditions and covenants including restrictions on permitted liens. In the case of the Revolving Credit Facility, these conditions and covenants include certain financial coverage calculations and ratios, including (i) indebtedness and outstanding letter of credit balance to tangible net worth; (ii) hard current assets to current liabilities; (iii) debt service coverage; (iv) indebtedness, outstanding letter of credit balance and net present value of operating leases

THE J. JILL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

to tangible net worth; and (v) minimum annual net profit. The manner of making these calculations and computing these ratios is defined by the provisions of the Fifth Amended and Restated Loan Agreement, as amended, which is part of the Revolving Credit Facility. On June 17, 2005, the Revolving Credit Facility was amended to modify the debt service coverage covenant to make the covenant less restrictive for the second and third quarters of 2005. The Company was in compliance with the covenants associated with its credit facilities as of and for the three months ended September 24, 2005 and September 25, 2004 and as of and for the twelve months ended December 25, 2004.

G.   Income taxes:

The Company’s effective tax rate is dependent upon, among other things, the level of the Company’s estimated taxable income for the full fiscal year and the taxability of that income in certain states given the Company’s organizational structure. The Company’s ability to predict its taxable income for the full fiscal year is subject to a number of uncertainties and the Company’s estimate can change materially as a result of changing business trends. Should taxable income levels differ from management’s estimate, the Company’s effective tax rate may be materially affected which may significantly impact the Company’s operating results in future periods.

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

During the nine months ended September 24, 2005, the Company increased its lease commitments by 42 retail stores and four outlet stores, each having initial lease termination dates between 2010 and 2017. At September 24, 2005, the future minimum lease payments, excluding maintenance, insurance and real estate taxes, for operating leases having a remaining term in excess of one year at such date, including the 46 operating leases added during the nine months ended September 24, 2005, were as follows (in thousands):

Lease
Commitments
For the remainder of fiscal 2005	$5,673
Fiscal 2006	33,960
Fiscal 2007	34,748
Fiscal 2008	35,405
Fiscal 2009	35,695
Thereafter	111,987
Total	$257,468

Most of the Company’s retail store leases contain provisions that allow for early termination of the lease by either party if certain predetermined annual sales levels are not met. Generally, these provisions

THE J. JILL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

allow the lease to be terminated between the third and fifth year of the lease term. Should the lease be terminated under these provisions, the unamortized portion of any landlord allowances related to that property would be payable to the landlord. The liability for unamortized landlord allowances, including current portion, was $42,768,000, $36,093,000 and $39,507,000 at September 24, 2005, September 25, 2004 and December 25, 2004, respectively.

Legal proceedings and other contingencies

The following is an update relating to the settlement of a purported class action in California as previously disclosed in “Note H” to the condensed consolidated financial statements contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 25, 2005. In September 2005, the California Superior Court, Riverside County, approved the settlement agreement and entered an order and final judgment. The Company expects to make payment of claims to class members as well as attorney’s fees, costs and class representative enhancements by the end of November 2005. No additional accrual was recorded as a result of the execution of the settlement agreement or the entry of the order and final judgment. The Company considers the amount accrued to be immaterial to the financial statements taken as a whole.

In March 2004, the Company received a letter from a third party informing the Company of the third party’s ownership of a number of patents and alleging that various aspects of the Company’s website were covered by those patents. In September 2005 in connection with the acquisition of a data warehouse product from the third party, the Company obtained a perpetual license to use such patents and a release from any and all claims relating to such patents from the third party.

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

At the beginning of 2005, the Company changed its segment reporting as a result of changes in the way management views the business. Inventory control costs, previously included in other, have been reclassified to the retail and direct segments. Additionally, certain order fulfillment costs previously recorded in the direct segment have been reclassified to inventory distribution costs and allocated to the retail segment. Segment information for the three and nine months ended September 25, 2004 has been reclassified to conform to current period presentation.

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

Segment assets are those that are directly used in or identified with segment operations, including certain inventory, fixed assets, primarily related to store construction, accounts receivable and other operating assets. Unallocated assets include corporate cash and cash equivalents, marketable securities, inventory segregated from segment inventory prior to liquidation, the Company’s corporate headquarters and distribution facility, corporate information systems, deferred tax amounts and other corporate assets.

The accounting policies of the Company’s segments are the same as those described in “Note B” to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for fiscal 2004. Inter-segment balances and transactions have been eliminated.

The following tables summarize financial information by segment and provide a reconciliation of segment contribution (deficit) to operating income (loss) (in thousands):

	Three Months Ended		Nine Months Ended
	September 24, 2005	September 25, 2004	September 24, 2005	September 25, 2004
		(Restated)		(Restated)
Net sales:
Retail	$63,796	$51,368	$195,436	$166,725
Direct	37,196	42,108	118,639	145,120
Other(1)	1,977	1,457	4,680	3,578
Total net sales	$102,969	$94,933	$318,755	$315,423
Reconciliation to operating income (loss):
Retail segment contribution (deficit)	$144	$(440)	$6,163	$11,293
Direct segment contribution	7,292	7,981	27,200	35,591
Other(2)	(4,574)	(3,882)	(13,101)	(12,377)
General and administrative expenses	(7,783)	(8,085)	(23,024)	(23,650)
Operating income (loss)	$(4,921)	$(4,426)	$(2,762)	$10,857

(1)         Represents outlet store net sales.

(2)         Represents unallocated shared-service costs and outlet store revenues and expenses.

THE J. JILL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Retail	Direct	Unallocated Assets	Total
Identifiable assets:
September 24, 2005	$146,379	$21,180	$120,011	$287,570
September 25, 2004	$127,618	$23,977	$120,872	$272,467
December 25, 2004	$132,539	$26,811	$123,346	$282,696

J.   Reclassifications:

Certain segment information for the three and nine months ended September 25, 2004 has been reclassified to conform to current period presentation and management’s current internal reporting structure. Certain prior year balance sheet information has also been reclassified to conform to the current period presentation.

K.   Recent accounting pronouncements:

In June 2005, the Emerging Issues Task Force of the FASB reached a consensus on Issue No. 05-6 (“EITF 05-6”) “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination.” The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of the business combination or purchase. The guidance is effective for periods beginning after June 29, 2005. The adoption of EITF 05-6 did not have a material impact on the Company’s consolidated financial statements.

In May 2005, the FASB issued Statement No. 154 (“SFAS 154”), “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20 (“APB 20”), “Accounting Changes,” and FASB issued Statement No. 3 (“SFAS 3”), “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement requires that retrospective application of a change in accounting principle be limited to the direct effects of a change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In March 2005, the FASB issued Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations,” an interpretation of FASB issued Statement No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations.” FIN 47 states that a conditional asset retirement obligation is a legal obligation to perform an asset retirement activity in which the timing or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application for interim financial information is permitted but is not required. The Company is currently in the process of evaluating FIN 47; however the adoption of this interpretation is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued Statement No. 153 (“SFAS 153”), “Exchanges of Nonmonetary Assets,” an amendment of APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” SFAS 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of

THE J. JILL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

the assets exchanged. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 did not have a material impact on the Company’s consolidated financial statements.

In November 2004, the FASB issued Statement No. 151 (“SFAS 151”), “Inventory Costs.” SFAS 151 amends the guidance in Accounting Research Bulletin No. 43, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges and that the allocation of fixed production overheads to the cost of converting work in process to finished goods be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial statements.

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q, including the following discussion, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, the words “projected,” “anticipated,” “planned,” “expected” and similar expressions are intended to identify forward-looking statements. In particular, statements regarding future financial targets or trends are forward-looking statements. Forward-looking statements are not guarantees of our future financial performance, and undue reliance should not be placed on them. Our actual results, performance or achievements may differ significantly from the results, performance or achievements discussed in or implied by the forward-looking statements. Factors that could cause such a difference include material changes to our business or prospects, in consumer spending, fashion trends or consumer preferences, or in general political, economic, business or capital market conditions and other risks and uncertainties, including, but not limited to, the following:  the success of our product development and merchandising initiatives, including customer acceptance of our merchandising transition, and our ability to tailor our merchandise assortment by business segment; our ability to respond to changes in customer demands and fashion trends in a timely manner which could affect both total sales and the mix of sales between full price and liquidation merchandise; our success with sourcing merchandise outside of China in response to the imposition of international or domestic sanctions, embargoes or quota restrictions; our ability to effectively build brand awareness; our ability to successfully redefine our direct segment business strategy; the success of our retail segment growth strategy; changes in competition in the apparel industry; the customary risks of purchasing merchandise abroad, including longer lead times, higher initial purchase commitments and timeliness of receipts of inventory; our ability to continue to have access to relevant lists of prospective customers from third parties and to effectively manage and utilize our multi-channel customer database; the possible adverse effect of a determination by us or our registered independent accounting firm that we have a material weakness in our internal controls over financial reporting; changes in, or failure to comply with, federal and state tax and other government regulations; our ability to respond to interruptions or delays in the delivery of products or services provided by our vendors and service providers; the potential impact of natural disasters and health concerns relating to severe infectious diseases, particularly on the manufacturing operations of our vendors; our ability to attract and retain qualified personnel; possible future increases in expenses including labor and employee benefit costs; business abilities and the judgment of management; our ability to respond to a major failure of our information systems; and other factors that are detailed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 25, 2004 (“fiscal 2004”).  We disclaim any intent or obligation to update any forward-looking statements.

Restatement of Prior Financial Information

We have restated the condensed consolidated balance sheet at September 25, 2004, the condensed consolidated statements of operations for the three and nine months ended September 25, 2004 and the condensed consolidated statement of cash flows for the nine months ended September 25, 2004 in this Quarterly Report on Form 10-Q. The restatement also affects periods prior to fiscal 2004. The restatement corrects our historical accounting for operating leases. The restatement adjustments were non-cash and had no impact on revenues, comparable store sales or operating cash flows. For information with respect to the restatement, see “Note B” to the consolidated financial statements contained in our Annual Report on Form 10-K for fiscal 2004. We did not amend our Quarterly Reports on Form 10-Q for the periods before the end of fiscal 2004 to reflect the restatement and therefore, the financial statements and related financial information contained in such reports should no longer be relied upon. Throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” all referenced amounts for affected prior periods and prior period comparisons reflect the balances and amounts on a restated basis.

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

Net sales during the three months ended September 24, 2005 (“third quarter fiscal 2005”) increased by 8.5% to $103.0 million from $94.9 million during the three months ended September 25, 2004 (“third quarter fiscal 2004”). The Company generated an operating loss during third quarter fiscal 2005 totaling $4.9 million, compared to an operating loss of $4.4 million during third quarter fiscal 2004. The Company recorded a net loss during third quarter fiscal 2005 of $2.7 million, or $0.13 per diluted share, substantially equal to the net loss and loss per share during third quarter fiscal 2004.

Net sales during the nine months ended September 24, 2005 increased by 1.1% to $318.8 million from $315.4 million during the nine months ended September 25, 2004. The Company generated an operating loss during the nine months ended September 24, 2005 totaling $2.8 million, compared to operating income of $10.9 million during the nine months ended September 25, 2004. The Company recorded a net loss during the nine months ended September 24, 2005 of $1.5 million, or $0.08 per diluted share, compared to net income of $6.1 million, or $0.30 per diluted share, during the nine months ended September 25, 2004.

Our overall business continues to be disappointing. Net sales in our retail segment are growing primarily as a result of opening stores. Our third quarter fiscal 2005 comparable store sales for stores open at least one full fiscal year are up a modest 4.7% but our year-to-date comparable store sales are substantially flat to last year. Net sales in the direct segment continue to decline driven by significant circulation decreases that are not generating the levels of sales productivity that we expected. Our third quarter fiscal 2005 sales productivity per 1,000 square inches circulated is up 11.5% compared to third quarter fiscal 2004 but our year-to-date sales productivity is virtually unchanged from last year despite circulation reductions in excess of 20% in both the three and nine month periods. Our modest top-line growth is insufficient to support desired levels of profitability—the increases in costs associated with supporting a larger infrastructure are currently outpacing our sales growth. Our overall profitability is being further affected by the fact that our less profitable retail business is growing while our more profitable direct business is declining.

We remain focused on improving our profitability by driving better sales productivity in our retail stores while taking steps to stabilize our direct business. Although we are undertaking many initiatives throughout the organization to improve our operating results, the single most important factor in attaining our goals is delivering an improved merchandise assortment tailored to each business segment.  Unfortunately, our merchandising transition is taking longer than we previously expected.

Results of Operations

The following table presents our condensed consolidated statements of operations expressed as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	September 24, 2005	September 25, 2004	September 24, 2005	September 25, 2004
		(Restated)		(Restated)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products and merchandising	69.1	68.3	67.9	64.4
Gross margin	30.9	31.7	32.1	35.6
Selling, general and administrative expenses	35.7	36.4	33.0	32.2
Operating income (loss)	(4.8)	(4.7)	(0.9)	3.4
Interest income	0.3	0.2	0.3	0.1
Interest expense	0.2	0.3	0.2	0.2
Interest (income) expense, net	(0.1)	0.1	(0.1)	0.1
Income (loss) before taxes	(4.7)	(4.8)	(0.8)	3.3
Income tax provision (benefit)	(2.1)	(2.0)	(0.3)	1.4
Net income (loss)	(2.6)%	(2.8)%	(0.5)%	1.9%

The following table presents certain selected operating data:

	Three Months Ended		Nine Months Ended
	September 24, 2005	September 25, 2004	September 24, 2005	September 25, 2004
Retail:(1)
Stores open:
Beginning of period	160	130	150	122
End of period	170	134	170	134
Weighted average stores open(2)	163	132	156	127
Weighted average square footage(3)	704,400	597,100	682,200	577,800
Comparable store sales(4)	4.7%	4.7%	(0.4)%	15.1%
Direct:
Circulation:(5)
Catalogs (in thousands)	12,100	17,400	40,600	52,800
Square inches (in millions)	78,900	99,600	257,200	322,500
Other:
12-month buyers(6)	1,812,000	1,625,000	1,812,000	1,625,000
J. Jill credit card holders	813,000	676,000	813,000	676,000
E-mail addresses	1,221,000	1,146,000	1,221,000	1,146,000

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

(4)          Comparable store sales, a retail operating statistic, is calculated for retail stores that have been open for at least one full fiscal year. Retail stores that have been renovated or the size of which has been materially increased or decreased are not considered in the comparable store sales calculation until they have been in operation as an expanded, renovated or decreased store for at least one full fiscal year. The calculation of comparable store sales excludes certain amounts included in the calculation of net sales, such as accruals for returns allowances and certain other items.

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

The following table summarizes net sales by segment (in thousands):

	Three Months Ended		Nine Months Ended
	September 24, 2005	September 25, 2004	September 24, 2005	September 25, 2004
Retail	$63,796	$51,368	$195,436	$166,725
Direct	37,196	42,108	118,639	145,120
Other(1)	1,977	1,457	4,680	3,578
Total net sales	$102,969	$94,933	$318,755	$315,423

(1)         Represents outlet store net sales.

Comparison of Third Quarter Fiscal 2005 to Third Quarter Fiscal 2004

Net sales increased by $8.0 million, or 8.5%, to $103.0 million during third quarter fiscal 2005 from $94.9 million during third quarter fiscal 2004. Retail segment net sales increased by $12.4 million, or 24.2%, during third quarter fiscal 2005. This increase is attributable to an 18.0% increase in the weighted average square footage of retail stores open during the quarter and a 5.3% increase in retail segment sales productivity, as measured by net sales per weighted average square foot. During third quarter fiscal 2005, we opened 10 retail stores and ended the quarter with 170 retail stores compared to 134 at the end of third quarter fiscal 2004. Comparable store sales for stores open at least one full fiscal year increased by 4.7% during third quarter fiscal 2005. Direct segment net sales decreased by $4.9 million, or 11.7%, during third quarter fiscal 2005 as compared to third quarter fiscal 2004, as square inches circulated decreased by 20.8% and direct segment sales productivity, as measured by net sales per 1,000 square inches circulated, increased by 11.5%. Direct segment sales productivity increased largely as a result of the significant decrease in circulation. Internet sales represented 45.9% of total direct segment net sales during third quarter fiscal 2005 compared to 43.2% during third quarter fiscal 2004. We expect internet net sales to represent an increasing portion of our total direct business over time.

Gross margin represents net sales less cost of products and merchandising. Cost of products and merchandising consists primarily of product costs (e.g., product development, sourcing, merchandising, inventory control and inventory acquisition costs and inventory markdowns) and operating costs (e.g., occupancy and depreciation costs for our retail stores, order processing costs and distribution facility costs). As a percentage of net sales, gross margin decreased to 30.9% during third quarter fiscal 2005 from 31.7% during third quarter fiscal 2004. This decrease was attributable to a 0.7 percentage point increase in product costs and a 0.1 percentage point increase in operating costs, both as a percentage of net sales. Product costs as a percentage of net sales increased primarily as a result of a shift in the mix of the business toward off price and increased promotional activity that was only partially offset by higher initial mark-ups.

The increase in operating costs as a percentage of net sales was primarily attributable to the de-leveraging effect of higher retail segment operating costs associated with our retail store rollout over a disproportionately smaller increase in total company net sales offset by the leveraging effect of lower direct segment operating expenses over increased total company net sales. Additionally, gross margin as a percentage of net sales was negatively affected by the shift in the mix of our business toward retail and the fact that retail segment gross margin is currently lower as a percentage of net sales than direct segment gross margin.  We expect the differences between our retail and direct segment cost structures to continue until we are able to increase the overall productivity and profitability of our retail stores.

Selling, general and administrative expenses consist primarily of retail store selling costs, costs to produce, print and distribute catalogs, and website and corporate administrative costs. As a percentage of net sales, selling, general and administrative expenses decreased to 35.7% during third quarter fiscal 2005 from 36.4% during third quarter fiscal 2004. This decrease in selling, general and administrative expenses as a percentage of net sales was attributable to a 1.0 percentage point decrease in general and administrative expenses, partially offset by a 0.3 percentage point increase in selling expenses, both as a percentage of net sales. General and administrative expenses as a percentage of net sales decreased primarily as a result of leveraging slightly lower expenses over increased total company net sales.  The increase in selling expenses as a percentage of net sales was primarily attributable to the de-leveraging effect of higher retail segment selling expenses primarily associated with our retail store rollout over a disproportionately smaller increase in total company net sales offset by the leveraging effect of lower direct segment selling expenses over increased total company net sales.  Additionally, selling expenses as a percentage of net sales was negatively affected by the shift in the mix of our business toward retail and the fact that retail segment selling expenses are currently higher as a percentage of net sales than direct segment selling expenses. We expect the differences between our retail and direct segment cost structures to continue until we are able to increase the overall productivity and profitability of our retail stores.

Comparison of the Nine Months Ended September 24, 2005 to the Nine Months Ended September 25, 2004

Net sales increased by $3.3 million, or 1.1%, to $318.8 million during the nine months ended September 24, 2005 from $315.4 million during the nine months ended September 25, 2004. Retail segment net sales increased by $28.7 million, or 17.2%, during the nine months ended September 24, 2005. This increase is attributable to an 18.1% increase in the weighted average square footage of retail stores open during the nine-month period, partially offset by a 0.7% decrease in retail segment sales productivity. During the nine months ended September 24, 2005, we opened 20 retail stores. Comparable store sales for stores opened at least one full fiscal year decreased by 0.4% during the nine months ended September 24, 2005. Direct segment net sales decreased by $26.5 million, or 18.2%, during the nine months ended September 24, 2005 as compared to the nine months ended September 25, 2004, as square inches circulated decreased by 20.2% and direct segment sales productivity increased by only 2.5%. Direct segment sales productivity increased largely as a result of the significant decrease in circulation. Internet sales represented 51.2% of total direct segment net sales during the nine months ended September 24, 2005 compared to 40.9% during the nine months ended September 25, 2004.

As a percentage of net sales, gross margin decreased to 32.1% during the nine months ended September 24, 2005 from 35.6% during the nine months ended September 25, 2004. This decrease was attributable to a 2.3 percentage point increase in product costs and a 1.2 percentage point increase in operating costs, both as a percentage of net sales. Product costs as a percentage of net sales increased primarily as a result of higher inventory markdowns, a shift in the mix of the business toward off price and increased promotional activity that was only partially offset by higher initial mark-ups. The increase in operating costs as a percentage of net sales was primarily attributable to the de-leveraging effect of higher retail segment operating costs associated with our retail store rollout over relatively flat total company net sales partially offset by the leveraging effect of lower direct segment operating expenses over relatively flat total company net sales. Additionally, gross margin as a percentage of net sales was negatively affected by the shift in the mix of our business toward retail and the fact that retail segment gross margin is currently lower as a percentage of net sales than direct segment gross margin.

As a percentage of net sales, selling, general and administrative expenses increased to 33.0% during the nine months ended September 24, 2005 from 32.2% during the nine months ended September 25, 2004. This increase was attributable to a 1.1 percentage point increase in selling expenses, partially offset by a 0.3 percentage point decrease in general and administrative expenses, both as a percentage of net sales. The increase in selling expenses as a percentage of net sales was primarily attributable to the de-leveraging effect of higher retail segment selling expenses primarily associated with our retail store rollout over relatively flat total company net sales partially offset by the leveraging effect of lower direct segment selling expenses over relatively flat total company net sales. Additionally, selling expenses as a percentage of net sales was negatively affected by the shift in the mix of our business toward retail and the fact that retail segment selling expenses are currently higher as a percentage of net sales than direct segment selling expenses. General and administrative expenses as a percentage of net sales decreased primarily as a result of decreased spending on performance bonuses and professional fees, together representing a $2.2 million decrease in expenses, partially offset by increased spending on employee related expenses and other overhead costs.

Income Taxes

We provide for income taxes at an effective tax rate that includes the full federal and state statutory tax rates. Our effective tax rate was 44.1% during third quarter fiscal 2005 and 42.6% during the nine months ended September 24, 2005 compared to 41.2% during third quarter fiscal 2004 and 42.0% during the nine months ended September 25, 2004.  Our effective tax rate is dependent upon, among other things, the level of our estimated taxable income for the full fiscal year and the taxability of that income in certain states given our organizational structure. Our ability to predict our taxable income for the full fiscal year is subject to a number of uncertainties and our estimate can change materially as a result of changing business trends. Should taxable income levels differ from management’s estimate, our effective tax rate may be materially affected which may significantly impact our operating results in future periods.

Segment Analysis

For a summary of our business segments and related accounting, see “Note I” to the accompanying condensed consolidated financial statements.

The accounting policies of our segments are the same as those described in “Note B” to the consolidated financial statements contained in our Annual Report on Form 10-K for fiscal 2004. Inter-segment balances and transactions have been eliminated.

The following table provides a reconciliation of segment contribution (deficit) to operating income (loss) (in thousands):

	Three Months Ended		Nine Months Ended
	September 24, 2005	September 25, 2004	September 24, 2005	September 25, 2004
		(Restated)		(Restated)
Retail segment contribution (deficit)	$144	$(440)	$6,163	$11,293
Direct segment contribution	7,292	7,981	27,200	35,591
Other(1)	(4,574)	(3,882)	(13,101)	(12,377)
General and administrative expenses	(7,783)	(8,085)	(23,024)	(23,650)
Operating income (loss)	$(4,921)	$(4,426)	$(2,762)	$10,857

(1)         Represents unallocated shared-service costs and outlet store revenues and expenses.

Segment Comparison of Third Quarter Fiscal 2005 to Third Quarter Fiscal 2004

Retail segment contribution

The retail segment’s third quarter fiscal 2005 contribution as a percentage of segment net sales increased by 1.1 percentage points compared to third quarter fiscal 2004. This increase was attributable to a 1.5 percentage point decrease in segment operating costs, partially offset by a 0.4 percentage point increase in segment product costs, both as a percentage of net sales. Segment selling expenses as a percentage of net sales were flat. Segment operating costs as a percentage of net sales decreased primarily as a result of leveraging occupancy and depreciation costs associated with our retail store rollout over higher sales productivity. Segment product costs as a percentage of net sales increased primarily as a result of a shift in the mix of the business toward off price and increased promotional activity, partially offset by higher initial mark-ups.

Direct segment contribution

The direct segment’s third quarter fiscal 2005 contribution as a percentage of segment net sales increased by 0.6 percentage points compared to third quarter fiscal 2004. This increase was attributable to a 1.2 percentage point decrease in segment selling expenses, partially offset by a 0.4 percentage point increase in segment operating costs and a 0.2 percentage point increase in segment product costs, all as a percentage of net sales. Segment selling expenses as a percentage of net sales decreased primarily as a result of increased sales productivity. Segment operating costs as a percentage of net sales increased primarily as a result of inefficiencies in order taking and the resulting de-leveraging of these costs over lower net sales. Segment product costs as a percentage of net sales increased primarily as a result of a shift in the mix of the business toward off price and increased promotional activity, partially offset by higher initial mark-ups.

Other

Other net expenses increased by $0.7 million during third quarter fiscal 2005 compared to third quarter fiscal 2004 primarily as a result of higher unallocated depreciation, increased product development and merchandising expenses and higher distribution facility costs, together representing a $0.7 million increase in expenses.

General and administrative expenses

Please see our discussion of general and administrative expenses under the heading “Comparison of Third Quarter Fiscal 2005 to Third Quarter Fiscal 2004” above.

Segment Comparison of the Nine Months Ended September 24, 2005 to the Nine Months Ended September 25, 2004

Retail segment contribution

The retail segment’s contribution as a percentage of segment net sales during the nine months ended September 24, 2005 decreased by 3.6 percentage points compared to the nine months ended September 25, 2004. This decrease was attributable to a 2.1 percentage point increase in segment product costs, a 1.1 percentage point increase in segment selling expenses and a 0.4 percentage point increase in segment operating costs, all as a percentage of net sales. Segment product costs as a percentage of net sales increased primarily as a result of higher inventory markdowns, a shift in the mix of the business toward off price and increased promotional activity. These factors were partially offset by higher initial mark-ups. Segment selling expenses as a percentage of net sales increased primarily as a result of higher advertising and in-store visual presentation costs and increased employee related expenses, both as a percentage of net sales. Segment operating costs as a percentage of net sales increased primarily as a result of the de-leveraging effect of occupancy and depreciation costs associated with our retail store rollout over lower sales productivity.

Direct segment contribution

The direct segment’s contribution as a percentage of segment net sales during the nine months ended September 24, 2005 decreased by 1.6 percentage points compared to the nine months ended September 25, 2004. This decrease was attributable to a 1.0 percentage point increase in segment product costs and a 0.9 percentage point increase in segment operating costs, partially offset by a 0.3 percentage point decrease in segment selling expenses, all as a percentage of net sales. Segment product costs as a percentage of net sales increased primarily as a result of higher inventory markdowns, a shift in the mix of the business toward off price and increased promotional activity. These factors were partially offset by higher initial mark-ups. Segment operating costs as a percentage of net sales increased primarily as a result of inefficiencies in order processing and the resulting de-leveraging of these costs over lower net sales. Segment selling expenses as a percentage of net sales decreased primarily as a result of increased sales productivity.

Other

Other net expenses increased by $0.7 million during the nine months ended September 24, 2005 compared to the nine months ended September 25, 2004, primarily as a result of increased product development and merchandising expenses, higher unallocated depreciation and distribution facility costs and lower outlet store contribution, together representing a $1.3 million increase in expenses. These factors were partially offset by a $0.6 million decrease in performance bonus expense.

General and administrative expenses

Please see our discussion of general and administrative expenses under the heading “Comparison of the Nine Months Ended September 24, 2005 to the Nine Months Ended September 25, 2004” above.

Seasonality and Quarterly Fluctuations

We expect there to be fluctuations in our net sales from quarter to quarter, with the highest net sales generally coming in the second and fourth quarters of our fiscal year and the lowest in the first and third quarters. As retail becomes a greater portion of our overall business, our business is becoming more seasonal. Our retail store rollout plan is expected to materially impact year-over-year comparisons of our net sales. Also, January is included in our first fiscal quarter, but is included in the fourth fiscal quarter for many other retailers. Because January is a month that traditionally involves significant promotional pricing, this difference needs to be taken into account when making comparisons of our financial performance for interim periods with that of other retailers.

Liquidity and Capital Resources

Our principal working capital needs arise from the need to support costs incurred in advance of revenue generation, primarily inventory acquisition, catalog development, production and mailing costs. We have two selling seasons that correspond to the fashion seasons. The spring season begins in January and ends in July. The fall season begins in July and ends in January. Our capital investment needs arise from initiatives intended to support our growth, including our retail store rollout and improvements to our physical and operating infrastructure. During the nine months ended September 24, 2005, we funded our working capital and capital investment needs with cash generated from operations and cash on hand.

Cash and cash equivalents (“cash”) decreased by $14.3 million during the nine months ended September 24, 2005. Approximately $24.3 million was invested in property and equipment, primarily related to our retail store rollout, $15.7 million was generated from operations and $4.7 million was invested in marketable securities. During the nine months ended September 24, 2005, net income before depreciation and amortization, lower accounts receivable and additional deferred credits from landlords were the primary sources of cash from operations. The primary use of cash from operations related to increases in inventory.

Cash decreased by $8.2 million during the nine months ended September 25, 2004. Approximately $21.6 million was generated from operations, $17.0 million was invested in property and equipment, primarily related to our retail store rollout, $13.3 million was invested in marketable securities and $3.1 million was received from stock transactions, primarily from the exercise of stock options. During the nine months ended September 25, 2004, net income before depreciation and amortization and lower accounts receivable were the primary sources of cash from operations. The primary use of cash from operations related to increases in inventory.

At September 24, 2005, September 25, 2004 and December 25, 2004, the aggregate fair value of our marketable securities was $38.4 million, $13.3 million and $34.1 million, respectively. Our marketable securities consist primarily of investments in municipal debt securities. We intend to maintain a liquid portfolio consisting primarily of fixed-income securities.

Accounts receivable balances at September 24, 2005 were 11.3%, or $1.3 million, lower than September 25, 2004 primarily as a result of a decrease in receivables associated with our deferred billing program partially offset by higher amounts due from landlords, increased interest receivable due to higher marketable securities balances and higher credit card receivables due to increased store count. Accounts receivable balances at September 24, 2005 were 45.5%, or $8.5 million, lower than at December 25, 2004, primarily as a result of a decrease in receivables associated with our deferred billing program and lower amounts due from landlords. At September 24, 2005, September 25, 2004 and December 25, 2004, there were $2.0 million, $5.1 million and $8.8 million, respectively, of trade receivables outstanding related to our deferred billing program.

Inventory at September 24, 2005 was 14.9%, or $5.6 million, higher than at September 25, 2004 primarily as a result of inventory associated with 36 new retail stores opened since September 25, 2004. Retail segment annualized inventory turns decreased by 13.6% to 3.8 times per year during the nine months ended September 24, 2005 from 4.4 times per year during the nine months ended September 25, 2004. Retail segment inventory per square foot at September 24, 2005 was roughly equal to last September.

Inventory at September 24, 2005 was 19.4%, or $7.0 million, higher than at December 25, 2004 mainly due to higher retail segment inventory per square foot and inventory associated with 20 new retail stores opened since December 25, 2004. Retail segment inventory per square foot was 15.2% higher at September 24, 2005 than at December 25, 2004.

A summary of our inventory balances follows (in thousands):

	September 24, 2005	September 25, 2004	December 25, 2004
Retail	$27,634	$23,241	$21,892
Direct	13,941	13,824	13,759
Other(1)	1,646	562	561
Total	$43,221	$37,627	$36,212

(1)         Includes inventory separated from segment inventory prior to liquidation.

Accrued expenses at September 24, 2005 were 24.5%, or $6.1 million, higher than at September 25, 2004 primarily as a result of increased amounts accrued for our retail store rollout, deferred compensation, systems and gift cards. Accrued expenses at September 24, 2005 were 13.4%, or $3.6 million, higher than at December 25, 2004 primarily as a result of increased amounts accrued for our retail store rollout, systems, salaries and deferred compensation partially offset by lower amounts accrued for gift cards and customer refunds.

Deferred credits from landlords and other at September 24, 2005 was 16.7%, or $7.4 million, higher than at September 25, 2004 and 8.8%, or $4.2 million, higher than at December 25, 2004 primarily as a result of opening additional retail stores. See “Note H” to the accompanying condensed consolidated financial statements for additional information.

At September 24, 2005, we had 170 retail stores and six outlet stores open. We currently expect to open an additional 22 retail stores during the remainder of 2005 bringing our total 2005 retail store openings to 42. The initial net cash requirements related to our retail store rollout are significant and are primarily comprised of leasehold improvements, net of landlord allowances, and initial inventory acquisition costs. Construction commitments are typically made one to six months in advance of a new retail store opening and actual construction typically begins two to three months before the store opens. The initial net cash requirements for opening a new retail store are currently estimated at an average of approximately $0.4 million per store.

The following table summarizes the cash requirements related to our outstanding future minimum lease payments for operating leases having a remaining term in excess of one year and our outstanding long-term debt at September 24, 2005 (in thousands):

	Payments Due By Period(1)
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating lease obligations(2)	$257,468	$5,673	$68,708	$71,100	$111,987
Long-term debt obligations(3)	10,892	461	1,499	8,932	—
Fixed interest payments on debt(4)	2,441	192	1,397	852	—
Total	$270,801	$6,326	$71,604	$80,884	$111,987

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

(3)         Does not include interest payments. See “Note F” to the accompanying condensed consolidated financial statements for a summary of our long-term debt at September 24, 2005, September 25, 2004 and December 25, 2004. The weighted average interest rate for amounts outstanding under our credit facilities was 7.07% per annum for third quarter fiscal 2005 and 7.01% per annum for the nine months ended September 24, 2005. Cash paid for interest during the three and nine months ended September 24, 2005 was $0.2 million and $0.6 million, respectively.

(4)         Represents future fixed interest payments under our real estate and equipment loans.

For a summary of our credit facilities at September 24, 2005 see “Note F” to the accompanying condensed consolidated financial statements. The maturity date of the Revolving Credit Facility is June 1, 2006. We are currently negotiating with our banks to, among other things, extend the maturity date of the Revolving Credit Facility to June 1, 2007. We were in compliance with the covenants associated with our credit facilities as of and for the three months ended September 24, 2005 and September 25, 2004 and as of and for the twelve months ended December 25, 2004.

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

Our sources of cash include cash on hand, our investments in marketable securities, available borrowing capacity under our Revolving Credit Facility of $20.0 million as of September 24, 2005 and anticipated cash flow from operations. Our principal uses of cash include cash required to support current operations as well as investments in infrastructure and our retail store rollout. Based on current operating conditions, we believe we have sufficient sources of cash to execute our operating plans and fund our planned operating and systems infrastructure investments, capital expenditures and commitments for the foreseeable future. Should current operating conditions deteriorate, we believe we have some flexibility to adjust our mid-to-long-term operating plans, including our retail store rollout and catalog circulation strategies.

Critical Accounting Policies

Management has determined that our most critical accounting policies relate to inventory markdowns, merchandise returns from customers, catalog costs and the impairment of long-lived assets. We monitor our accounting policies to ensure proper application. There have been no material changes in our critical accounting policies since they were discussed in our Annual Report on Form 10-K for fiscal 2004.

Recent Accounting Pronouncements

For a summary of our recent accounting pronouncements, see “Note K” to the accompanying condensed consolidated financial statements.

Item 3.                        Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk at September 24, 2005 was not materially different than at December 25, 2004. Information about our exposure to market risk at December 25, 2004 is contained in our Annual Report of Form 10-K for fiscal 2004.

Item 4.                        Controls and Procedures

We carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of September 24, 2005. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of September 24, 2005 our disclosure controls and procedures, as defined in Rule 13a-15(e), were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms. No change in our internal control over financial reporting occurred during third quarter fiscal 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.                        Legal Proceedings

The following is an update relating to the settlement of a purported class action in California as previously disclosed under Item 1. of Part II contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 25, 2005. In September 2005, the California Superior Court, Riverside County, approved the settlement agreement and entered an order and final judgment. The Company expects to make payment of claims to class members as well as attorney’s fees, costs and class representative enhancements by the end of November 2005.

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

(b)         Reports on Form 8-K

On July 28, 2005, we filed a Report on Form 8-K to report the issuance of a press release commenting on our financial results for the fiscal quarter ended June 25, 2005.

On August 15, 2005, we filed a Report on Form 8-K to report the resignation of Jonathan Ward from the Board of Directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE J. JILL GROUP, INC.
Dated: November 3, 2005	By:	/s/ OLGA L. CONLEY
Olga L. Conley
Authorized Officer
Executive Vice President /
Chief Financial Officer and
Chief Administrative Officer
(Principal Financial Officer)
Dated: November 3, 2005	By:	/s/ LINDA L. TRUDEL
Linda L. Trudel
Authorized Officer
Senior Vice President /
Corporate Controller and Treasurer
(Principal Accounting Officer)

THE J. JILL GROUP, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 24, 2005

EXHIBIT INDEX

Exhibits

Certifications

31.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350