Form 10-K
period 2005-12-31
J JILL GROUP INC
filed 2006-03-16
CIK 910721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-22480

The J. Jill Group, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	04-2973769
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
4 Batterymarch Park, Quincy, MA	02169
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:  (617) 376-4300

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class

Common Stock, $0.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

At June 25, 2005, the aggregate market value of common stock held by non-affiliates of the Registrant was $287,142,000 based on the closing price ($14.36 per share) for the common stock as reported on The NASDAQ Stock Market on June 25, 2005.

Shares outstanding of the Registrant’s common stock at March 10, 2006: 20,480,861

THE J. JILL GROUP, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

PART I

Item 1.                        Business

This Annual Report on Form 10-K, including the following discussion, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties. See also “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We disclaim any intent or obligation to update any forward-looking statements.

Potential Sale of the Company

On February 5, 2006, The J. Jill Group, Inc. (“J. Jill”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with The Talbots, Inc., (“Talbots”) and Jack Merger Sub, Inc., a wholly owned subsidiary of Talbots (“Merger Sub”). Pursuant to the Merger Agreement, Talbots will acquire J. Jill in a taxable all-cash transaction whereby Merger Sub will merge with and into J. Jill (the “Merger”). J. Jill will continue as the corporation surviving the Merger and will become a wholly owned subsidiary of Talbots. The Merger Agreement provides, upon consummation of the Merger, for our stockholders to receive $24.05 in cash, without interest, for each share of common stock of J. Jill. Options outstanding under J. Jill’s stock option plans, whether or not exercisable or vested, will be cancelled as of the effective time of the Merger. Holders of options will be entitled to receive a cash payment (less required tax withholdings) equal to the excess, if any, of  $24.05 over the exercise price of each such option, multiplied by the amount of shares covered by each such option. The Merger Agreement is subject to adoption by J. Jill’s stockholders, as well as the satisfaction or waiver of other conditions, including, among others, the expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The Merger Agreement contains certain termination rights and provides that, upon the termination of the Merger Agreement under specified circumstances, J. Jill will be required to pay Talbots a termination fee of $18.0 million.

The Company

We are a multi-channel specialty retailer of women’s apparel, including accessories and footwear. We currently have two reportable business segments, retail and direct. The retail segment markets merchandise through our retail stores. The direct segment markets merchandise through our catalogs and website. For more information about our reportable business segments, see “Note L” to the accompanying consolidated financial statements.

Our Business Strategy

Our strategic mission is to build J. Jill into a premier national brand by offering sophisticated casual apparel designed to appeal to active, affluent women age 35 and older through our integrated multi-channel operating platform. Our current growth strategy is based primarily on our retail store initiative. During fiscal 2005, we opened 42 retail stores and ended the fiscal year with 192 retail stores in 35 states. In 2006, we expect to continue our retail segment growth by opening 40 additional retail stores. We believe there is a total market potential for 300 to 500 of our retail stores throughout the United States. Our direct segment performance continued to decline in fiscal 2005 primarily as a result of poor customer response to our merchandise offerings and cannibalization from our retail stores. We are currently working to improve the overall appeal and productivity of our catalogs by refocusing our attention on our core customer. Over the past two years, we have tested different catalog layouts, models and copy formats in an attempt to broaden the appeal of our catalogs. The response to these initiatives has been lackluster, and we are now returning to the overall creative approach that worked for us in the early 2000’s. We are also increasing the penetration of extended sizes, shoes and accessories in our catalogs and replacing certain multi-channel product offerings with catalog-only product offerings that specifically target our catalog customer.

The J. Jill Brand

Our target customers are active, affluent women age 35 or older. We offer our customers a broad range of apparel in a wide range of sizes. Our brand tenets attempt to reflect our core customers’ beliefs and needs—comfort, individuality, artistic simplicity, a woman’s version of femininity and social responsibility. Our creative approach aims to capture and communicate these brand tenets consistently and clearly across all of our distribution channels. We seek to differentiate our brand through the use of lifestyle photography that depicts women with whom our core customers can identify—women with graceful confidence, women with strong connections to friends, family and community and women who are alluring yet real.

Brand Marketing

In fiscal 2005, we hired a branding agency to assist us with market positioning and establishing specific brand-enhancing opportunities for J. Jill. We conducted extensive consumer and market research based on three primary metrics: quantitative consumer segmentation, qualitative consumer insights and competitive positioning. In October 2005, we hired a new Chief Marketing Officer who worked closely with our branding agency to analyze the research results and develop a brand platform to guide our strategic marketing decisions. Our newly articulated brand platform provides a concise description of what our brand stands for, who our customer is and how we meet her needs and desires. In 2006 we plan to develop a communication strategy that will promote the core signature, look and voice of the J. Jill brand.

Merchandising, Design and Product Development

Our merchandising, design and product development goal is to offer trend relevant, sophisticated casual clothing and complementary accessories and footwear that appeal to our target customer. We design, develop and oversee the execution of virtually all of our apparel offerings in-house. Our apparel is manufactured domestically and abroad. Our apparel styles are offered in a broad assortment of sizes including misses’, petite’s, women’s and tall’s in our catalogs and on our website and misses’ and petite’s in our retail stores. Although third party vendors continue to design accessories and outerwear styles for us with our input, over the past two years we have increased the level of our in-house accessory design and development. The only third party brand name products we offer are in jewelry, socks, gift items (e.g., books, candles, etc.) and footwear.

Over the past two years we have been in a merchandising transition and during this time we endeavored to broaden the appeal of the J. Jill brand by standardizing our fits, improving the quality of our apparel, increasing the penetration of color and novelty in our assortment and becoming more contemporary in our design elements. While we believe we have achieved success with respect to improving the quality and fit of our apparel, some of the changes we made with respect to color, novelty and silhouette negatively impacted our performance over the past two years. In hindsight, we believe that some of our color choices, our increased use of bold embellishments and our migration toward a narrower fit were not appropriate for, and ultimately decreased the desirability of our product offerings to, our customer. At the same time, the merchandise changes we made did not attract the number of new customers we expected them to.  As a result, our direct business has declined significantly in the past two years and our retail store productivity has not increased to the level we expected.

We are taking several steps in the merchandising and design areas to modify our strategy and adjust our merchandise offerings in the future, the most important of which is refocusing our attention to our core customer. In this regard, we intend to:

•       Return to neutral, subtle, wardrobe-building colors that are appropriate year around;

•       Feature relaxed, forgiving styling that is body aware but not form-fitting;

•       Adjust styling details to be more subtle, feminine and appropriate to our core customer;

•       Feature dyed-to-match head-to-toe dressing; and

•       Provide versatile multi-purpose items and cozy, comforting materials.

Sourcing and Product Integrity

Our sourcing and product integrity strategy is based on building key strategic relationships with our supply chain vendors. We seek to create these strategic relationships by providing a clear set of product standards and compliance requirements as well as the technical support and training that our vendors need in order to deliver the best possible quality. Over the past two years we have built a sourcing team that has been key to driving significant improvements in the quality of our merchandise. We have also diversified our vendor base to minimize our concentration risk in China and Hong Kong and to increase competition among our vendors. In fiscal 2005, we did not purchase more than 10% of our inventory directly from any one vendor.

Retail Business

Our retail business is our primary growth vehicle. We plan to continue to roll out new retail stores in lifestyle centers and mall locations throughout the United States. In 2006, we expect to open 40 additional retail stores. Excluding our four misses’/petite combination stores, our stores range in size from 2,400 to 6,100 square feet. Our current real estate strategy is to focus primarily on locations approximately 2,800 to 3,300 square feet in size. Recently we have shifted our focus away from malls and toward lifestyle centers as locations of choice for new stores. At December 31, 2005, 69% of our retail stores were located in malls and 31% in lifestyle centers or street locations.  We expect over 70% of our 2006 retail store openings to be in lifestyle centers. It generally takes two to three months to construct one of our retail stores. Our current prototype for a standard store provides for a total gross store build out cost of approximately $700,000 less $400,000 in expected landlord allowances. We look for locations where the economics can deliver an 18-month payback and a 70% term return on net investment.

The intranet site at the concierge desk in our retail stores continues to play a pivotal role in ensuring that our retail customers have access to virtually all products that we currently offer. This service generated roughly 8% of total retail net sales in fiscal 2005, enabling us not only to provide superior customer service but also to capture incremental sales.

Direct Business—Catalog and Internet

In fiscal 2005, we circulated approximately 55.6 million catalogs and increased our customer e-mail addresses to 1.3 million. In recent years, an increasing percentage of our direct business has been derived from our website. In fiscal 2005, internet sales represented 51.2% of total direct segment net sales. The internet is a more cost effective way of taking orders as well as a powerful overstock liquidation tool. Our circulation strategy has historically focused on mailing to customers who had already purchased from us and acquiring new customers through targeted prospecting. Our current goal is to circulate at breakeven or above (that is, to increase circulation only to the point where the incremental projected net sales are at least equal to the incremental costs associated with mailing additional catalogs).  Pursuit of this goal in fiscal 2005, led to significantly reduced prospecting circulation, as the declining profitability of the direct business that we have experienced during our merchandizing transition reduced the breakeven point.

We acquire lists of prospective customers by renting or exchanging lists with database cooperatives and other sources, including direct competitors. The most productive prospects tend to come from the customer lists of other women’s apparel catalogs. To determine which prospective customers will receive a particular catalog mailing, we analyze available information concerning such prospects and, to the extent possible, use the same type of statistical modeling techniques used to target mailings to our own customers.

Cross-Channel Customer Database

We maintain all of our catalog, internet, intranet and retail customer and transaction data in our multi-channel customer database. This cross-channel customer database contains detailed purchasing information and certain demographic information about our customers, e-mail addresses and the names and addresses of individuals who have requested catalogs from us. This database enables us to see how our customers use our various channels to shop.

We currently capture customer information for 100% of our catalog, internet and intranet customers and roughly 75% of our retail store customers. At December 31, 2005, our database contained approximately 5.0 million individual customer names, of which 1.8 million were customers who had placed a catalog, internet or intranet order with us or made a retail store purchase from us within the previous 12 months. Since we are currently capturing only a portion of our retail store customer information we believe this buyer count is somewhat understated.

Private Label Credit Card

We offer our own private label credit card. A third party administrator bears the credit risk associated with the credit card without recourse to us. The card can be used in any of our distribution channels. We believe that customers who use the card tend to purchase more frequently and tend to have a larger average order size than those who do not. At December 31, 2005, there were 836,000 J. Jill credit card holders.

All of our card holders are automatically enrolled in our customer loyalty program called “Take 5.” The program entitles a customer to a 10% discount on her first purchase with the card and a 5% discount on any purchases made with the card thereafter. The financial impact of the 5% discount is offset somewhat by lower credit card processing fees on the J. Jill card versus all other accepted credit cards.

J. Jill credit card holders are also invited to periodic customer appreciation events. These events are designed to increase store sales and provide added benefits to our existing loyal customers such as one-on-one wardrobing tips and individualized sales assistance. During these special events, customers also receive an additional discount on their purchases. During fiscal 2005, we hosted over 600 of these events.

Inventory Management

Our inventory management strategy is to maintain flexibility in deploying inventory across all distribution channels while maintaining appropriate in-stock positions in the retail channel and appropriate levels of fulfillment in the catalog and internet channels. We use a centralized warehouse management system, under which all merchandise is received, processed and distributed through our operations, fulfillment and distribution center in Tilton, New Hampshire (the “Tilton facility”). Merchandise received at the Tilton facility is allocated to either retail or direct. Retail merchandise is subsequently assigned to individual retail stores, packed for delivery and shipped to the stores. We ship merchandise to our retail stores virtually every week. Direct segment receipts are used to fulfill orders and the remainder is put into assigned locations awaiting future customer orders. We believe that our centralized warehousing system as well as our ability to sell our products through multiple distribution channels allows us to take better advantage of sales trends and to liquidate overstocks more efficiently.

Our inventory management process begins with pre-season merchandise planning. In-season inventory management in retail includes the weekly allocation and replenishment process and the management of markdowns, sell-through and clearance of monthly merchandise flows. In direct, we offer certain overstocked items to our customers at the time they place orders for other merchandise in an attempt to increase sales of the overstocked items. We also plan several sales events throughout the year including periodic value-priced offerings in our full price catalogs, sales catalogs and package inserts. We also use our website and outbound e-mail capabilities to liquidate overstocked items. Finally, end-of-season overstocks are sold through our outlet stores, and to a lesser degree through inventory liquidators. We have eight outlet stores that are used solely for the purpose of liquidating overstocks. In 2006, we plan to open six additional outlet stores.

Unconditional Merchandise Guarantee

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

Seasonality and Quarterly Fluctuations

We expect there to be fluctuations in our net sales from quarter to quarter, with the highest net sales generally coming in the second and fourth quarters of our fiscal year and the lowest in the first and third quarters. See “Note M” for selected quarterly financial data, including information regarding our quarterly net sales. As our retail segment becomes a greater portion of our overall business, our business is becoming more seasonal. Our retail store rollout plan is expected to materially impact year-over-year comparisons of our net sales. Also, January is included in our first fiscal quarter, but is included in the fourth fiscal quarter for many other retailers. Because January is a month that traditionally involves significant promotional pricing, this difference needs to be taken into account when making comparisons of our financial performance for interim periods with that of other retailers.

Information Systems and Technology

Our information systems consist of a full range of retail, financial and merchandising systems, including order management, warehouse management, sales reporting, merchandise reporting, inventory planning, allocation, forecasting and control, human resource management, accounts payable, purchasing and general ledger systems. We seek to protect company sensitive information on our servers from unauthorized access by using industry standard network security systems and monitoring procedures in addition to anti-virus and firewall protection. We use encryption technology to assist us in protecting sensitive customer information.

We believe that our ability to capture and analyze operational and financial data and relevant information about our customers and their purchasing history is critical to our success. In fiscal 2005, we announced our plan to invest approximately $7.0 million on three key systems to support our future growth—a product life-cycle management system (“PLM”), an inventory management and planning system and a corporate data warehouse. The PLM implementation began in fiscal 2005 and will continue into 2006 and 2007. The merchandise management module of the inventory management and planning system is expected to be implemented in 2006. The first phase of the corporate data warehouse implementation is currently scheduled for 2006. We spent $2.3 million in fiscal 2005 on these initiatives and we expect to spend approximately $1.6 million on these systems in 2006.

In addition to our in-house data processing and information systems resources, we also use several third party vendors for key services such as website hosting, network monitoring, list management, gift card and credit card administration and approval.

Community Outreach

We are committed to establishing long-term relationships with nonprofit community-based organizations that serve women and children in need. Profits from the sale of selected items as well as direct company contributions to the J. Jill Compassion Fund at the Boston Foundation are used to support the work that these organizations do to improve the lives of women and children. Through contributions to the Compassion Fund, as well as direct donations to selected organizations, we donated approximately $475,000 in fiscal 2005. In addition, we provide all of our full-time employees with the opportunity to directly support their communities by allowing them to use one paid work-day per year to participate in a volunteer service activity. We believe it is important to show our commitment to the communities in which we live.

Competition

The women’s apparel market is highly competitive. We compete with other direct marketers, specialty apparel and accessory retailers and traditional department store retailers. Our retail initiative has exposed us to additional competitors. The perceived growth opportunities within the women’s apparel market has encouraged the entry of many new competitors, including a few large, well known and established specialty retailers, as well as increased competition from existing competitors. Many of our competitors are considerably larger and have substantially greater financial, marketing and other resources. We believe that we compete principally on the basis of the lifestyle element of the J. Jill brand.

Employees

As of March 10, 2006, we employed approximately 3,400 individuals, of whom approximately 1,600 were full-time (those employees scheduled to work 30 hours or more per week). None of our employees are represented by a union. We consider our employee relations to be good.

Trademarks and Service Marks

We have registered various trademarks and service marks with the United States Patent and Trademark Office, including “J. Jill.” The J. Jill trademark is a key component of our brand building strategy.

Information Available on our Website

Our corporate internet address is www.jjill.com. Our website provides a link to a third party website through which our annual, quarterly and current reports, amendments to those reports, as well as other documents we file electronically with the Securities and Exchange Commission (“SEC”) are available free of charge. We believe these reports are made available as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. We do not provide any information directly to the third party website, and we do not check its accuracy. Copies of these reports can also be obtained from the SEC’s website at www.sec.gov.

Item 1A.                Risk Factors

Potential Sale of the Company

For additional information with respect to the potential Merger with Talbots, see “Item 1. Business.”

A significant delay in consummating or a failure to consummate the proposed Merger with Talbots could have a material adverse effect on our stock price and operating results.

If the proposed Merger with Talbots is not completed, it could have a material adverse effect on our stock price. In addition, any significant delay in consummating the Merger could have a material adverse effect on our operating results, adversely affect our vendor and customer relationships and would likely lead to significant diversion of management and employee attention and potential employee attrition.

Expenses related to the proposed Merger with Talbots are significant and will adversely affect our operating results in 2006.

We have incurred and expect to incur significant expenses in connection with the proposed Merger with Talbots, including legal and investment banker fees and retention bonus expenses. We expect these costs to have an adverse effect on our operating results in 2006.

Restrictions on the conduct of our business prior to the completion of the proposed Merger with Talbots may have a negative impact on our operating results.

We have agreed to certain restrictions on the conduct of our business in connection with the proposed Merger with Talbots, that require us to conduct our business only in the ordinary course, subject to specific limitations. These restrictions may delay or prevent us from undertaking business opportunities that may arise pending completion of the transaction.

Our future success depends on our ability to produce a merchandise assortment that resonates with our target customer.

Over the past two years we have been in a merchandising transition and during this time we endeavored to broaden the appeal of the J. Jill brand by standardizing our fits, improving the quality of our apparel, increasing the penetration of color and novelty in our assortment and becoming more contemporary in our design elements. While we believe we have achieved success with respect to improving the quality and fit of our apparel, some of the changes we made with respect to color, novelty and silhouette negatively impacted our performance over the past two years. At the same time, the merchandise changes we made did not attract the number of new customers we expected them to. We are taking several steps in the merchandising and design areas to modify our strategy and adjust our merchandise offerings, but there can be no assurance that we will be able to produce a merchandise assortment that resonates with our target customer.

Our ability to increase our overall profitability will depend upon our ability to successfully grow our retail business while, at the same time, stabilizing and improving our direct segment’s performance.

Our current growth strategy is based primarily on our retail store initiative. During fiscal 2005 we opened 42 retail stores and we expect to continue our retail segment growth by opening an additional 40 retail stores in 2006. There can be no assurance, however, that we will be able to manage this growth effectively, and if we are unsuccessful in doing so, our business and financial condition will be adversely affected. In addition, during the past two years our direct segment performance has declined primarily as a result of poor customer response to our merchandise offerings and cannibalization from our retail stores. Although we are taking steps to stabilize and improve the direct segment’s performance, there can be no assurance that our direct business will not continue to be negatively affected as our retail business grows or that the steps we are taking to stabilize and improve the direct segment’s performance will result in increased direct segment sales and profitability.

Our future success will depend upon our ability to build brand awareness and the effectiveness of our brand development and marketing programs.

Our future success will depend upon our ability to effectively define, evolve and promote the J. Jill brand.  In fiscal 2005, we made significant investments in the area of brand development and marketing. We hired a branding agency to assist us with market positioning and establishing specific brand-enhancing opportunities for J. Jill. We also hired a new Chief Marketing Officer. While we believe that our investments in this area will help to build brand awareness and attract new customers, we can provide no assurance that these investments will result in increased sales or profitability in the future.

Our overseas merchandise purchasing strategy makes us vulnerable to a number of risks.

We purchase a significant portion of our merchandise directly from foreign sources. Approximately 86% of the merchandise we purchased in fiscal 2005 was purchased directly from foreign sources, primarily located in China. Any event causing a disruption in manufacturing or imports from the countries from which we currently source goods, or the imposition of additional import restrictions (particularly with respect to China), could have a material adverse effect on our operations.

We seek to enforce a code of conduct that sets guidelines for our vendors regarding employment practices such as wages and benefits, health and safety, working hours and working age, and for environmental, ethical and legal matters. Although we believe we are allocating appropriate resources to monitor for compliance with our standards, if we or an outside third party discovers that any of our vendors is engaged in practices that materially violate our vendor code of conduct or other generally accepted social responsibility standards, our sales could be materially affected by any resulting negative publicity.

The loss of either of our two primary buying agents could disrupt our operations.

We place significant reliance on our relationship with two foreign buying agents. We believe that this concentration risk is mitigated by the fact that these buying agents purchase our inventory directly from a variety of foreign vendors. During fiscal 2005, we did not purchase more than 10% of our inventory directly from any one vendor. However, we did purchase approximately 80% of our imported inventory through these two buying agents during fiscal 2005. Although we could purchase inventory through alternative buying agents or directly from vendors, loss of these buying agents could disrupt our operations.

The women’s apparel market is highly competitive.

We are in a highly competitive market. The perceived growth opportunities within the women’s apparel market has encouraged the entry of many new competitors, including a few large, well known and established specialty retailers, as well as increased competition from existing competitors. Many of our competitors are considerably larger and have substantially greater financial, marketing and other resources, and we can provide no assurance that we will be able to compete successfully with them in the future.

Our success depends on our ability to respond to changes in customer demands and fashion trends in a timely manner.

We have historically experienced fluctuations in customer response to our merchandise assortments. Our future success depends on our ability to consistently anticipate, assess and react to the changing demands of our customer. If we fail to anticipate fashion trends, select the right merchandise assortment, maintain appropriate inventory levels and creatively present merchandise in a way that is appealing to our customer on a consistent basis, our sales could decline significantly, and we could then be required to mark down certain merchandise to significantly lower prices to sell excess inventory, which would result in lower gross margins. As a private label merchandiser, we assume certain risks, including long product lead times and high initial purchase commitments, that amplify the consequences of any miscalculation that we might make in anticipating fashion trends or interpreting them for our customer. We can provide no assurance that we will be able to identify and offer merchandise that appeals to our customer.

Our direct business is subject to a number of risks and uncertainties.

The operation of our direct business presents a number of risks and uncertainties, including the following:

•       The preparation of our catalogs requires long lead times and, as a result, our ability to make adjustments based on customer response is limited. Any miscalculations in catalog layout, model selection, copy format or merchandising selections could cause reduced demand and lower net sales;

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

Our retail business is subject to a number of risks and uncertainties.

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

Prior to the merger of our retail subsidiary and our catalog/internet subsidiary in July 2003, our catalog/internet subsidiary collected sales tax on our catalog and internet sales only in Massachusetts. Since the time of the merger, we have been collecting sales tax on our catalog and internet sales in states where we have stores. Many states have attempted to require that out-of-state direct marketers and internet retailers collect sales taxes on sales of products shipped to their residents, but the legality of the imposition of such taxes is unsettled. Although we believe that we have collected sales tax where we are required to do so under existing law, state tax authorities may disagree.

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

Item 1B.               Unresolved Staff Comments

Not applicable.

Item 2.                        Properties

The following table sets forth certain information relating to our facilities at December 31, 2005:

Location	Square Footage		Function	Type of Interest (1)	Lease Termination
Tilton, New Hampshire	573,000	(2)	Operations, Fulfillment &	Owned	—
(approx. 360 acres)			Distribution Center
Quincy, Massachusetts	96,000		Corporate Offices	Leased	10/31/09–12/31/09
192 Retail stores in 35 states	2,400–7,000		Retail store space	Leased	1/31/10–1/31/16
Eight Outlet stores in seven states	3,000–4,400		Outlet store space	Leased	6/30/06–1/31/16

(1)           The Tilton facility is owned by Birch Pond Realty Corporation, a wholly owned subsidiary of The J. Jill Group, Inc. (See “Note E” to the accompanying consolidated financial statements.)

(2)           Includes approximately 152,000 square feet of mezzanine space.

Between December 31, 2005 and March 10, 2006, we entered into leases for eight additional retail stores, each having lease termination dates between 2017 and 2018.

Item 3.                        Legal Proceedings

In August 2003, a Complaint was served on The Birch Pond Group, Inc. (a subsidiary of The J. Jill Group, Inc. which was later converted into, and is now known as, J. Jill, LLC) in a civil action filed in the California Superior Court, Riverside County, against The Birch Pond Group, Inc. and certain fictitiously named and unknown defendants who allegedly were operating J. Jill stores within the State of California. This action, allegedly on behalf of a class of salaried and non-salaried store workers, alleged, among other things, violations of various provisions of the California Labor Code and related regulations regarding meal periods, rest periods and coerced patronage, and unfair competition. In April 2005, the parties executed a settlement agreement and the Court certified a class (for settlement purposes only) and preliminarily approved the settlement agreement. In September 2005, the Court approved the settlement agreement and entered an order and final judgment. In November 2005, we made payments of claims to class members as well as attorney’s fees, costs and class representative enhancements. In December 2005, we filed with the Court and served on class counsel written certification of settlement administration. On February 10, 2006, class counsel filed with the Court and served us an acknowledgement of full satisfaction of judgment.

Item 4.                        Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter of fiscal 2005.

PART II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on The NASDAQ Stock Market  (“NASDAQ”) under the symbol “JILL.”  As of March 10, 2006, the number of holders of record of our common stock was 576.

The following table sets forth, for the periods indicated, the high and low sale prices for our common stock as reported by NASDAQ:

	High	Low
Fiscal 2005:
Quarter ended December 31, 2005	$19.50	$12.16
Quarter ended September 24, 2005	19.50	13.25
Quarter ended June 25, 2005	16.00	12.05
Quarter ended March 26, 2005	16.15	11.50

Fiscal 2004:
Quarter ended December 25, 2004	$20.20	$15.10
Quarter ended September 25, 2004	24.72	15.14
Quarter ended June 26, 2004	24.85	19.36
Quarter ended March 27, 2004	20.01	12.25

We have never declared or paid any cash dividends on our common stock. We currently intend to retain any earnings for use in the operation and expansion of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

Item 6.                        Selected Consolidated Financial Data

Our selected consolidated statement of operations and balance sheet data have been derived from our consolidated financial statements for the periods indicated and should be read in conjunction with the discussion under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and footnotes.

Our fiscal year ends on the last Saturday in December. The 12 months ended December 31, 2005 (“fiscal 2005”) was a 53-week fiscal year. In a 53-week fiscal year, three of the quarters are 13-week periods, and one is a 14-week period. The fourth quarter of fiscal 2005 was a 14-week period. The 12 months ended December 25, 2004 (“fiscal 2004”), December 27, 2003 (“fiscal 2003”), December 28, 2002 (“fiscal 2002”) and December 29, 2001 (“fiscal 2001”) were 52-week fiscal years.

During fiscal 2002, we effected a three-for-two stock split in the form of a stock dividend paid on June 28, 2002 to shareholders of record on June 14, 2002. All share and per share data have been adjusted for the stock split.

	Twelve Months Ended
	Dec. 31,	Dec. 25,	Dec. 27,	Dec. 28,	Dec. 29,
	2005	2004	2003	2002	2001
	(53 weeks)
	(in thousands, except per share and selected operating data)
Consolidated Statement of Operations Data:
Net sales	$449,712	$434,867	$376,904	$347,574	$287,043
Income before taxes	2,729	15,002	11,898	31,187	21,849
Net income	1,514	8,706	7,025	18,434	12,672
Earnings per share (diluted)	$0.07	$0.42	$0.35	$0.92	$0.68
Weighted average shares outstanding (diluted)	20,536	20,546	20,060	20,096	18,697
Consolidated Balance Sheet Data:
Total assets	$287,475	$282,696	$253,970	$228,260	$180,968
Working capital	85,558	89,603	77,946	73,224	54,345
Long-term debt, less current portion	9,395	10,431	12,236	13,802	15,590
Total stockholders’ equity	$168,121	$164,057	$151,079	$143,128	$111,442
Selected Operating Data:
Retail: (1)
Stores open:
Beginning of period	150	122	88	51	22
End of period	192	150	122	88	51
Weighted average stores open (2)	164	131	100	66	32
Weighted average square footage (3)	705,600	594,000	472,500	323,800	164,600
Comparable store sales (4)	(1.2)%	11.1%	n/a	n/a	n/a
Direct:
Circulation: (5)
Catalogs (in thousands)	55,600	71,500	73,100	77,800	62,200
Square inches (in millions)	348,400	426,800	503,100	497,200	407,400
Other:
Total 12-month buyers (6)	1,842,000	1,799,000	n/a	n/a	n/a
J. Jill credit card holders	836,000	713,000	576,000	433,000	307,000
E-mail addresses	1,310,000	1,180,000	867,000	718,000	740,000

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

(4)          Comparable store sales (“comparable store sales”), a retail operating statistic, is calculated for retail stores that have been open for at least one full fiscal year. Retail stores that have been renovated or the size of which has materially increased or decreased are not considered in the comparable store sales calculation until they have been in operation as a renovated or resized store for at least one full fiscal year. The calculation of comparable store sales excludes certain amounts included in the calculation of net sales, such as accruals for returns allowances and certain other items. The comparable store sales calculation for fiscal 2005 compares the 53 weeks ended December 31, 2005 to the 53 weeks ended January 1, 2005. Before the first quarter of fiscal 2004 we did not disclose comparable store sales, as we did not believe that we had a significant retail store base. Accordingly, no comparable stores sales percentage is reported in the table above for periods preceding fiscal 2004.

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

(6)          The term “Total 12-month buyers” represents customers identified by our multi-channel database as having placed a catalog, internet or intranet order with us or made a retail store purchase from us within the previous 12 months. We currently capture customer information for roughly 75% of our retail store customers and, accordingly, we believe this buyer count is somewhat understated. In the periods preceding fiscal 2004, the 12-month buyer statistic generally did not include retail store customers. For fiscal 2003, fiscal 2002 and fiscal 2001, the 12-month buyer counts as historically presented were 998,000, 1,055,000 and 1,017,000, respectively.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report on Form 10-K, including the following discussion, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, the words “projected,” “anticipated,” “planned,” “expected” and similar expressions are intended to identify forward-looking statements. In particular, statements regarding future financial targets or trends are forward-looking statements. Forward-looking statements are not guarantees of our future financial performance, and undue reliance should not be placed on them. Our actual results, performance or achievements may differ significantly from the results, performance and achievements discussed in or implied by the forward-looking statements. Factors that could cause such a difference include material changes to J. Jill’s business or prospects, in consumer spending, fashion trends or consumer preferences, or in general political, economic, business or capital market conditions and other risks and uncertainties, including but not limited to the other factors that are detailed in “Item 1A. Risk Factors.”   We disclaim any intent or obligation to update any forward-looking statements.

The following discussion and analysis of our financial condition and results of operations is based upon the accompanying consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America and should be read in conjunction with those financial statements and footnotes.

We are a multi-channel specialty retailer of women’s apparel, including accessories and footwear. We currently have two reportable business segments, retail and direct. The retail segment markets merchandise through our retail stores. The direct segment markets merchandise through our catalogs and website. For more information about our reportable business segments, see “Note L” to the accompanying consolidated financial statements.

Fiscal Year

Our fiscal year ends on the last Saturday in December.  The 12 months ended December 31, 2005 (“fiscal 2005”) was a 53-week fiscal year. In a 53-week fiscal year, three of the quarters are 13-week periods, and one is a 14-week period. The fourth quarter of fiscal 2005 was a 14-week period.  The 12 months ended December 25, 2004 (“fiscal 2004”) and December 27, 2003 (“fiscal 2003”) were 52-week fiscal years.

Potential Sale of the Company

On February 5, 2006, The J. Jill Group, Inc., (“J. Jill”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with The Talbots, Inc., (“Talbots”) and Jack Merger Sub, Inc., a wholly owned subsidiary of Talbots (“Merger Sub”). Pursuant to the Merger Agreement, Talbots will acquire J. Jill in a taxable all-cash transaction whereby Merger Sub will merge with and into J. Jill (the “Merger”). J. Jill will continue as the corporation surviving the Merger and will become a wholly owned subsidiary of Talbots. The Merger Agreement provides, upon consummation of the Merger, for our stockholders to receive $24.05 in cash, without interest, for each share of common stock of J. Jill. Options outstanding under J. Jill’s stock option plans, whether or not exercisable or vested, will be cancelled as of the effective time of the Merger. Holders of options will be entitled to receive a cash payment (less required tax withholdings) equal to the excess, if any, of $24.05 over the exercise price of each such option, multiplied by the amount of shares covered by each such option. The Merger Agreement is subject to adoption by J. Jill’s stockholders,  as well as the satisfaction or waiver of other conditions, including, among others, the expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The Merger Agreement contains certain termination rights and provides that, upon the termination of the Merger Agreement under specified circumstances, J. Jill will be required to pay Talbots a termination fee of $18.0 million.

Fiscal 2005 Overview

Fiscal 2005 was a challenging year for us. We generated operating income of $2.6 million, or 0.6% of net sales, in fiscal 2005 compared to $15.3 million, or 3.5% of net sales, in fiscal 2004. Net income for fiscal 2005 was $1.5 million, or $0.07 per diluted share, compared to $8.7 million, or $0.42 per diluted share, for fiscal 2004.

We attribute our disappointing results primarily to customer dissatisfaction with our merchandise offerings. Over the past two years we have been in a merchandising transition and during this time we have endeavored to broaden the appeal of the J. Jill brand by standardizing our fits, improving the quality of our apparel, increasing the penetration of color and novelty in our assortment and becoming more contemporary in our design elements. While we believe we have achieved success with respect to improving the quality and fit of our apparel, some of the changes we made with respect to color, novelty and silhouette negatively impacted our performance over the past two years. In hindsight, we believe that some of our color choices, our increased use of bold embellishments and our migration toward a narrower fit were not appropriate for, and ultimately decreased the desirability of our product offerings to, our core customer. At the same time, the merchandise changes we made did not attract the number of new customers we expected them to. As a result, our direct business has declined significantly in the past two years and our retail store productivity has not increased to the level we expected.

Direct segment net sales decreased by 16.3% during fiscal 2005, as an 18.4% decrease in square inches circulated failed to generate the levels of sales productivity we expected. Retail segment net sales increased by 18.4% during fiscal 2005 primarily as a result of opening stores. Comparable store sales decreased by 1.2% during fiscal 2005. In response to weaker than expected customer response to our merchandise offerings we increased promotional activity and markdowns, both of which negatively affected our gross margin. As a percentage of net sales our gross margin decreased by 2.3 percentage points to 33.7% during fiscal 2005 from 36.0% during fiscal 2004. The weak top-line and lower gross margin, combined with the de-leveraging of certain fixed costs over a modest 3.4% increase in overall net sales, resulted in disappointing financial results in fiscal 2005.

Our direct business in particular experienced a significant decrease in its top line and a corresponding decrease in its contribution in fiscal 2005. Over the past two years, we have tested different catalog layouts, models and copy formats in an attempt to broaden the appeal of our catalogs. The response to these initiatives has been lackluster, and we are now returning to the overall creative approach that worked for us in the early 2000’s. We are also increasing the penetration of extended sizes, shoes and accessories in our catalogs and replacing certain multi-channel product offerings with catalog-only product offerings that specifically target our catalog customer.

We are taking several steps in the merchandising and design areas to modify our strategy and adjust our merchandise offerings in the future, the most important of which is refocusing our attention on our core customer. In this regard, we intend to return to neutral, subtle, wardrobe-building colors and relaxed, forgiving styling. While we remain optimistic about our opportunities for success in 2006, achieving our goals will ultimately depend on our ability to produce a merchandise assortment that resonates with our target customer.

Due to the long lead times associated with developing and producing private label apparel, the changes we have begun to make to our merchandise will appear gradually within our assortment. Until our merchandise offerings are adjusted, we expect our customers to react to our product offerings in much the same way as they did in fiscal 2005. In the interim, we are making immediate changes to our merchandising and marketing strategies, particularly in our catalogs, and we expect those changes to help mitigate some of the trends we experienced in fiscal 2005. To date in 2006 our business in both segments has been weak with sales through February trending below last year in the direct segment and below last year on a per store basis in the retail segment. In addition, we have incurred and expect to continue to incur significant expenses in connection with the proposed Merger with Talbots, including legal and investment banker fees and retention bonus expenses. We expect these costs to have an adverse effect on our operating results in 2006.

Results of Operations

The following table presents our consolidated statements of operations expressed as a percentage of net sales:

	Twelve Months Ended
	December 31, 2005	December 25, 2004	December 27, 2003
Net sales	100.0%	100.0%	100.0%
Cost of products and merchandising	66.3	64.0	66.4
Gross margin	33.7	36.0	33.6
Selling, general and administrative expenses	33.1	32.5	30.2
Operating income	0.6	3.5	3.4
Interest income	0.2	0.2	0.1
Interest expense	0.2	0.3	0.3
Interest, net	—	0.1	0.2
Income before taxes	0.6	3.4	3.2
Income tax provision	0.3	1.4	1.3
Net income	0.3%	2.0%	1.9%

The following table summarizes net sales by segment (in thousands):

	Twelve Months Ended
	December 31, 2005	December 25, 2004	December 27, 2003
	(53 weeks)
Retail	$282,751	$238,776	$176,762
Direct	159,978	191,074	194,993
Other (1)	6,983	5,017	5,149
Total net sales	$449,712	$434,867	$376,904

(1)          Other represents outlet store net sales.

Comparison of Fiscal 2005 to Fiscal 2004

Net sales increased by $14.8 million, or 3.4%, to $449.7 million during fiscal 2005 from $434.9 million during fiscal 2004. Retail segment net sales increased by $44.0 million, or 18.4%, during fiscal 2005 primarily as a result of opening stores. The weighted average square footage of retail stores open during the year increased by 18.8% in fiscal 2005 but retail segment sales productivity, as measured by net sales per weighted average square foot, decreased by 0.3%. During fiscal 2005, we opened 42 retail stores and ended the year with 192 retail stores. Comparable store sales decreased by 1.2% during fiscal 2005. Direct segment net sales decreased by $31.1 million, or 16.3%, during fiscal 2005, as an 18.4% decrease in square inches circulated failed to generate the levels of sales productivity we expected. Direct segment sales productivity, as measured by net sales per 1,000 square inches circulated, increased by a modest 2.6%. Internet sales represented 51.2% of total direct segment net sales during fiscal 2005 compared to 42.2% during fiscal 2004. The increase in internet net sales is primarily attributable to the increased use of out-

bound e-mails and cross-channel marketing. We expect internet net sales to represent an increasing portion of our total direct business over time. We expect most of our future growth to come from our retail segment.

Gross margin represents net sales less cost of products and merchandising. Cost of products and merchandising consists primarily of product costs (e.g., product development, sourcing, merchandising, inventory control and inventory acquisition costs and inventory markdowns) and operating costs (e.g., occupancy and depreciation costs for our retail stores, order processing costs and distribution facility costs). As a percentage of net sales, gross margin decreased to 33.7% during fiscal 2005 from 36.0% during fiscal 2004. This decrease was attributable to a 1.6 percentage point increase in product costs and a 0.7 percentage point increase in operating costs, both as a percentage of net sales. Product costs as a percentage of net sales increased primarily as a result of increased promotional activity, higher inventory markdowns and a shift in the mix of sales toward off price. These factors were only partially offset by the positive impact of higher initial mark-ups. The increase in operating costs as a percentage of net sales was primarily attributable to the de-leveraging effect of higher retail segment operating costs associated with our retail store rollout over a disproportionately smaller increase in total company net sales partially offset by the leveraging effect of lower direct segment operating costs over increased total company net sales.  Additionally, gross margin as a percentage of net sales was negatively affected by the shift in the mix of our business toward retail and the fact that retail segment gross margin is currently lower as a percentage of net sales than direct segment gross margin. We expect the differences between our retail and direct segment cost structures to continue until we are able to increase the overall productivity and profitability of our retail stores.

Selling, general and administrative expenses consist primarily of retail store selling costs, costs to produce, print and distribute catalogs, and website and corporate administrative costs. As a percentage of net sales, selling, general and administrative expenses increased to 33.1% during fiscal 2005 from 32.5% during fiscal 2004. This increase was attributable to a 0.8 percentage point increase in selling expenses partially offset by a 0.2 percentage point decrease in general and administrative expenses, both as a percentage of net sales. The increase in selling expenses as a percentage of net sales was primarily attributable to the de-leveraging effect of higher retail segment selling expenses primarily associated with our retail store rollout over a disproportionately smaller increase in total company net sales partially offset by the leveraging effect of lower direct segment selling expenses over increased total company net sales.  Additionally, selling expenses as a percentage of net sales was negatively affected by the shift in the mix of our business toward retail and the fact that retail segment selling expenses are currently higher as a percentage of net sales than direct segment selling expenses. We expect the differences between our retail and direct segment cost structures to continue until we are able to increase the overall productivity and profitability of our retail stores. General and administrative expenses as a percentage of net sales decreased primarily as a result of decreased spending on performance bonuses and professional fees partially offset by increased employee-related costs, together representing a $0.4 million year-over-year decrease in expenses.  Professional fees include expenses totaling $0.9 million associated with our decision in early December to explore strategic alternatives to enhance shareholder value.

Comparison of Fiscal 2004 to Fiscal 2003

Net sales increased by $58.0 million, or 15.4%, to $434.9 million during fiscal 2004 from $376.9 million during fiscal 2003 primarily as a result of increased store count and higher sales productivity in both segments partially offset by lower circulation in our direct segment.  Retail segment net sales increased by $62.0 million, or 35.1%, during fiscal 2004. This increase is attributable to a 25.7% increase in the weighted average square footage of retail stores open during the year and a 7.5% increase in retail segment sales productivity. During fiscal 2004, we opened 28 retail stores and ended the year with 150 retail stores. Comparable store sales increased by 11.1% during fiscal 2004. Direct segment net sales decreased by

$3.9 million, or 2.0%, during fiscal 2004, as square inches circulated decreased by 15.2% while direct segment sales productivity increased by 15.5%. The increases in the sales productivity of the retail and direct segments during fiscal 2004 are primarily attributable to the positive customer reaction to our spring season merchandise. In addition, direct segment sales productivity was also positively affected by planned page count reductions and lower customer return rates. Internet net sales represented 42.2% of total direct segment net sales during fiscal 2004 compared to 35.4% during fiscal 2003. The increase in internet net sales is primarily attributable to the increased use of out-bound e-mails and cross-channel marketing.

As a percentage of net sales, gross margin increased to 36.0% during fiscal 2004 from 33.6% during fiscal 2003. This increase was attributable to a 1.6 percentage point decrease in product costs and a 0.8 percentage point decrease in operating costs, both as a percentage of net sales. Product costs as a percentage of net sales decreased primarily as a result of lower inventory markdowns and a shift in the mix of sales toward full price, particularly in our retail segment. The decrease in operating costs as a percentage of net sales was attributable to the leveraging effect of an 11.4% increase in operating expenses over a 15.4% year-over-year increase in net sales. These factors were partially offset by the shift in the mix of our business toward retail and the fact that retail segment operating costs are higher as a percentage of net sales than direct segment operating costs.

As a percentage of net sales, selling, general and administrative expenses increased to 32.5% during fiscal 2004 from 30.2% during fiscal 2003. This increase was attributable to a 0.7 percentage point increase in selling expenses and a 1.6 percentage point increase in general and administrative expenses, both as a percentage of net sales. The increase in selling expenses as a percentage of net sales was attributable to the de-leveraging effect of higher retail segment selling expenses, including a significant increase in costs associated with mailing catalogs to retail-only customers, over a disproportionately smaller increase in total company net sales partially offset by the leveraging effect of lower direct segment selling expenses over increased total company net sales. In addition, selling expenses as a percentage of net sales was negatively affected by the shift in the mix of our business toward retail and the fact that retail segment selling expenses are higher as a percentage of net sales than direct segment selling expenses. General and administrative expenses as a percentage of net sales increased primarily as a result of increased spending on professional fees and employee-related costs, together representing a $7.5 million year-over-year increase in expenses. In fiscal 2004, professional fees incurred in connection with our efforts to comply with the Sarbanes-Oxley Act, excluding independent registered accounting firm fees of approximately $0.7 million, totaled approximately $1.7 million. In addition, during fiscal 2004 we incurred consulting and legal fees of approximately $0.9 million in connection with the implementation of changes in our operating structure.

Income Taxes

We provide for income taxes at an effective tax rate that includes the full federal and state statutory tax rates. Our effective tax rates for fiscal 2005, fiscal 2004 and fiscal 2003, were 44.5%, 42.0% and 41.0%, respectively. Our effective tax rate for fiscal 2005 was negatively affected as a result of, among other things, the taxable income levels in certain states given our organizational structure. Our effective tax rate for fiscal 2005 was positively affected by municipal interest received on our marketable securities which is exempt from federal taxation. Our effective tax rate for fiscal 2004 was negatively affected by an increase in the projected amount of non-deductible expenses and a valuation allowance that we established at December 25, 2004 for $0.2 million. This valuation allowance relates to certain state net operating loss carryforwards where we believe that it is more likely than not that the associated tax benefit will not be realized. The effective tax rate for fiscal 2003 includes the impact of the reversal of a $0.1 million valuation allowance.

Segment Discussion and Analysis

For a summary of our business segments and related accounting, see “Note L” to the accompanying consolidated financial statements.

The following table provides a reconciliation of segment contribution to operating income (in thousands):

	Twelve Months Ended
	December 31, 2005	December 25, 2004	December 27, 2003
	(53 weeks)
Retail segment contribution	$16,398	$19,736	$3,621
Direct segment contribution	36,915	44,059	45,267
Other (1)	(17,935)	(16,040)	(13,817)
General and administrative expenses	(32,762)	(32,419)	(22,434)
Operating income	$2,616	$15,336	$12,637

(1)          Other represents unallocated shared-service costs and outlet store revenues and expenses.

Segment Comparison of Fiscal 2005 to Fiscal 2004

Retail segment contribution

The retail segment’s contribution as a percentage of segment net sales decreased by 2.5 percentage points in fiscal 2005 compared to fiscal 2004. This decrease was attributable to a 1.3 percentage point increase in product costs and a 1.2 percentage point increase in selling expenses, both as a percentage of net sales. Segment operating expenses as a percentage of net sales were flat to last year. Segment product costs as a percentage of net sales increased primarily as a result of higher inventory markdowns and increased promotional activity partially offset by higher initial mark-ups. Segment selling expenses as a percentage of net sales increased primarily as a result of higher advertising and in-store visual presentation costs and increased employee-related expenses.

Direct segment contribution

The direct segment’s contribution as a percentage of segment net sales remained flat at 23.1% during both fiscal 2005 and fiscal 2004. A 0.7 percentage point increase in operating costs was offset by a 0.7 percentage point decrease in selling expenses, both as a percentage of net sales. Segment product costs as a percentage of net sales remained flat to last year primarily as a result of a shift in the mix of sales toward off price being offset by higher initial mark-ups. Segment operating costs as a percentage of net sales increased primarily as a result of inefficiencies in order processing (e.g. order taking and fulfillment expenses) and the de-leveraging of these costs over lower segment net sales. Segment selling expenses as a percentage of net sales decreased primarily as a result of increased sales productivity.

Other

Other net expenses increased by $1.9 million during fiscal 2005 compared to fiscal 2004, primarily as a result of increased product development and merchandising expenses, higher unallocated distribution facility and depreciation costs and lower outlet store contribution, together representing a $2.4 million increase in expenses. These factors were partially offset by a $0.5 million decrease in performance bonus expense.

General and administrative expenses

Please see our discussion of general and administrative expenses under the heading “Comparison of Fiscal 2005 to Fiscal 2004” above.

Segment Comparison of Fiscal 2004 to Fiscal 2003

Retail segment contribution

The retail segment’s contribution as a percentage of segment net sales increased by 6.2 percentage points in fiscal 2004 compared to fiscal 2003. This increase was attributable to a 6.0 percentage point decrease in product costs and a 1.8 percentage point decrease in operating costs partially offset by a 1.6 percentage point increase in selling expenses, all as a percentage of net sales.  Segment product costs as a percentage of net sales decreased primarily as a result of a shift in the mix of sales toward full price and lower inventory markdowns. Segment operating costs as a percentage of net sales decreased primarily as a result of the positive leverage on fixed operating costs such as occupancy and depreciation that comes from higher sales productivity per square foot.  Segment selling expenses as a percentage of net sales increased primarily as a result of higher advertising costs, including costs associated with catalogs mailed to retail-only customers, and in-store visual costs. Advertising and visual costs more than doubled in fiscal 2004 as compared to fiscal 2003.

Direct segment contribution

The direct segment’s contribution as a percentage of segment net sales decreased by 0.2 percentage points in fiscal 2004 compared to fiscal 2003. This decrease was attributable to a 0.8 percentage point increase in product costs and a 0.3 percentage point increase in operating costs partially offset by a 0.9 percentage point decrease in selling expenses, all as a percentage of net sales. Segment product costs as a percentage of net sales increased primarily as a result of deeper discounting of our off price offerings partially offset by lower inventory markdowns. Segment operating costs as a percentage of net sales increased primarily as a result of higher order processing costs (e.g., order taking and fulfillment expenses). Segment selling expenses as a percentage of net sales decreased primarily as a result of the leveraging of lower catalog costs over net sales. Catalog costs were lower during fiscal 2004 as compared to fiscal 2003 primarily as a result of planned page count reductions.

Other

Other net expenses increased by $2.2 million during fiscal 2004 compared to fiscal 2003, primarily as a result of a $3.4 million increase in product development and merchandising expenses partially offset by a $1.3 million decrease in depreciation primarily associated with certain fully depreciated systems and equipment.

General and administrative expenses

Please see our discussion of general and administrative expenses under the heading “Comparison of Fiscal 2004 to Fiscal 2003” above.

Seasonality and Quarterly Fluctuations

We expect there to be fluctuations in our net sales from quarter to quarter, with the highest net sales generally coming in the second and fourth quarters of our fiscal year and the lowest in the first and third quarters. See “Note M” for selected quarterly financial data, including information regarding our quarterly net sales. As our retail segment becomes a greater portion of our overall business, our business is becoming more seasonal. Our retail store rollout plan is expected to materially impact year-over-year comparisons of our net sales. Also, January is included in our first fiscal quarter, but is included in the fourth fiscal quarter for many other retailers. Because January is a month that traditionally involves significant promotional pricing, this difference needs to be taken into account when making comparisons of our financial performance for interim periods with that of other retailers.

Liquidity and Capital Resources

Our principal working capital needs arise from the need to support costs incurred in advance of revenue generation, primarily inventory acquisition, catalog development, production and mailing costs. We have two selling seasons that correspond to the fashion seasons. The spring season begins in January and ends in July. The fall season begins in July and ends in January. Our capital investment needs arise from initiatives intended to support our growth, including our retail store rollout and improvements to our physical and operating infrastructure. During fiscal 2005, we funded our working capital and capital investment needs with cash generated from operations and cash on hand.

Cash and cash equivalents (“cash”) increased by $3.7 million during fiscal 2005 and decreased by $27.3 million during fiscal 2004. The following table summarizes the changes in cash by major component (in thousands):

	Twelve Months Ended
	December 31, 2005	December 25, 2004
	(53 weeks)
Net cash generated from operations	$31,950	$35,461
Net proceeds from (investments in) marketable securities	9,262	(34,246)
Investments in property and equipment	(36,020)	(28,784)
Other	(1,458)	248
Increase (decrease) in cash	$3,734	$(27,321)

During fiscal 2005 and fiscal 2004, the primary sources of cash from operations were net income before depreciation and amortization, additional deferred credits from landlords and higher amounts accrued. In fiscal 2005, the primary use of cash from operations related to decreases in accounts payable. In fiscal 2004, the primary use of cash from operations related to increases in inventory.

At December 31, 2005 and December 25, 2004, the aggregate fair value of our marketable securities was $24.2 million and $34.1 million, respectively. Our marketable securities consist primarily of investments in municipal debt securities. We intend to maintain a liquid portfolio consisting primarily of fixed-income securities.

Accounts receivable balances at December 31, 2005 were 21.4%, or $4.0 million, lower than at December 25, 2004 primarily as a result of a decrease in receivables associated with our deferred billing program. At December 31, 2005 and December 25, 2004, there were $4.8 million and $8.8 million, respectively, of trade receivables outstanding related to our deferred billing program. For a summary of our deferred billing program and related accounting, see “Note B” to the accompanying consolidated financial statements.

Inventory at December 31, 2005 was 4.6%, or $1.7 million, lower than at December 25, 2004 largely as a result of lower retail segment inventory per store and lower direct segment inventory balances associated with the decrease in the size of the direct business since fiscal 2004. These decreases in inventory more than offset the increase associated with the 42 new retail stores and three outlet stores opened since December 25, 2004. Retail segment inventory per store was 22.5% lower at December 31, 2005 than at December 25, 2004, primarily as a result of the extra week of selling in fiscal 2005 which was a 53-week fiscal year, a more conservative inventory purchasing strategy with respect to the fall season and future spring season inventory and the timing of transfers of overstocked retail store inventory to outlet store inventory. Retail segment inventory turns decreased by 6.8% to 4.1 times per year during fiscal 2005 from 4.4 times per year during fiscal 2004. Retail segment inventory per square foot at December 31, 2005 was slightly lower compared to last December.

A summary of our inventory balances follows (in thousands):

	December 31, 2005	December 25, 2004
Retail	$21,718	$21,892
Direct	11,185	13,759
Other (1)	1,659	561
Total	$34,562	$36,212

(1)          Other consists of inventory related to outlet stores.

Accounts payable balances at December 31, 2005 were 58.9%, or $10.3 million, lower than at December 25, 2004 primarily due to lower amounts of outstanding checks being classified as accounts payable at December 31, 2005 than at December 25, 2004. We also had lower amounts payable for inventory at December 31, 2005 compared to December 25, 2004.

Accrued expenses at December 31, 2005 were 18.5%, or $5.0 million, higher than at December 25, 2004 primarily as a result of increased amounts accrued for deferred compensation, income taxes, our retail store rollout and associated expenses, gift cards and employee-related expenses.

Deferred credits from landlords and other at December 31, 2005 were 22.9%, or $10.8 million, higher than at December 25, 2004 primarily as a result of opening additional retail stores. See “Note B and Note K” to the accompanying consolidated financial statements for additional information.

At December 31, 2005 we had 192 retail stores and eight outlet stores open. During fiscal 2005 we opened 42 retail stores and three outlet stores. We currently plan to open an additional 40 retail stores and six outlet stores in 2006. The initial net cash requirements related to our retail store rollout are significant and are primarily comprised of leasehold improvements, net of landlord allowances, and initial inventory acquisition costs. Construction commitments are typically made one to six months in advance of a new retail store opening and actual construction typically begins two to three months before the store opens. The initial net cash requirements for opening a new retail store are currently estimated at an average of approximately $0.4 million per store.

In fiscal 2005, we announced our plan to invest approximately $7.0 million on three key systems to support our future growth—a product life-cycle management system (“PLM”), an inventory management and planning system and a corporate data warehouse. The PLM implementation began in fiscal 2005 and will continue into 2006 and 2007. The merchandise management module of the inventory management and planning system is expected to be implemented in 2006. The first phase of the corporate data warehouse implementation is currently scheduled for 2006. We spent $2.3 million in fiscal 2005 on these initiatives and we expect to spend approximately $1.6 million on these systems in 2006.

The following table summarizes our contractual obligations, aggregated by type, at December 31, 2005 (in thousands):

	Payments Due By Period (1)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations (2)	$251,886	$31,266	$70,246	$68,038	$82,336
Long-term debt obligations (3)	10,431	1,036	959	8,436	—
Fixed future interest payments on debt (4)	2,249	718	1,326	205	—
Inventory purchase obligations (5)	106,836	106,836	—	—	—
Non-inventory purchase obligations (6)	26,565	22,652	3,913	—	—
Total (7)	$397,967	$162,508	$76,444	$76,679	$82,336

(1)          The amounts set forth in the “Less than 1 Year” column represent amounts to be paid in 2006, the “1-3 Years” column represents amounts to be paid in 2007 and 2008, the “3-5 Years” column represents amounts to be paid in 2009 and 2010 and the “More than 5 Years” column represents amounts to be paid after 2010.

(2)          See “Note K” to the accompanying consolidated financial statements.

(3)          Does not include interest payments. See the accompanying consolidated statement of operations for our gross interest expense for the last three fiscal years. See “Note E” to the accompanying consolidated financial statements for a summary of our long-term debt outstanding at December 31, 2005 and December 25, 2004. The weighted average interest rate for amounts outstanding under our credit facilities during fiscal 2005 and fiscal 2004 was 7.04% and 6.83% per annum, respectively. Cash paid for interest during fiscal 2005 and fiscal 2004 was $0.8 million and $0.9 million, respectively.

(4)          Represents future fixed interest payments under our real estate and equipment loans.

(5)          Represents amounts to be paid under agreements to purchase inventory that are enforceable and legally binding and that specify all significant terms at December 31, 2005.

(6)          Represents amounts to be paid under agreements that are enforceable and legally binding and that specify all significant terms at December 31, 2005. Amounts include, but are not limited to (i) obligations relating to retail store construction or other property and equipment; (ii) obligations relating to goods or services ordered in the ordinary course of business; (iii) obligations arising as a result of minimum service level provisions in certain contracts; (iv) obligations where an early termination penalty might be assessed in the event of early termination of the contract; and (v) obligations under certain employment agreements.

(7)          Contingent obligations including (i) amounts that might become due as a result of the proposed Merger with Talbots, including, but not limited to, investment banker fees and amounts payable under a separation agreement with a former executive; (ii) amounts that might become due under change in-control severance arrangements with certain executives; and (iii) amounts that may become due under contracts or open purchase orders that are dependent on future period volume, are not included in the table.

For a summary of our credit facilities at December 31, 2005 see “Note E” to the accompanying consolidated financial statements. We were in compliance with the covenants associated with our credit facilities as of and for the fiscal years ended December 31, 2005, December 25, 2004 and December 27, 2003.

Our sources of cash include cash on hand, our investments in marketable securities, available borrowing capacity under our Revolving Credit Facility of $20.0 million as of December 31, 2005 and anticipated cash flow from operations. Our principal uses of cash include cash required to support current operations as well as investments in infrastructure and our retail store rollout. Based on current operating conditions, we believe we have sufficient sources of cash to execute our operating plans and fund our planned operating and systems infrastructure investments, capital expenditures and commitments for the foreseeable future. Should current operating conditions deteriorate, we believe we have some flexibility to adjust our mid-to-long-term operating plans, including our retail store rollout and our catalog circulation strategies.

Critical Accounting Policies

In the normal course of business, we record inventory markdowns associated with our overstocked merchandise. We look at past and projected sales performance and inventory on hand and on order when calculating an expected level of overstocks. Based on the estimated level of overstocks and the estimated net realizable amount of the overstocks, we record inventory markdowns in order to state our inventory at the lower of cost or market. We have internal and external liquidation vehicles that we utilize to liquidate our overstocks. Internal channels, including sales catalogs, price reductions in the retail stores and our eight outlet stores generally require lower markdowns and are considered first. After the internal capacity is exceeded, external channels are considered. External channels include discount marketers and inventory liquidators. If the cumulative write-downs associated with inventory markdowns are not accurate our gross margin and inventory balances may be overstated or understated.

We record accruals for estimated product returns for direct segment sales using the following process. First, we determine an appropriate return rate for each current catalog. In doing so, we consider a number of factors, including prior years’ and prior seasons’ return rates for comparable J. Jill catalogs and internet offerings, trends in return rates from season to season and within the current season and applicable operational factors. Once a return rate is determined, it is monitored and updated periodically as appropriate to reflect changes in underlying assumptions based on actual experience. The return rate is used to calculate an appropriate returns allowance for the applicable catalog or internet offering for the applicable period. We also provide a returns allowance for retail segment sales. We provide this allowance based on projected merchandise returns, taking into consideration historical experience and other factors. These returns allowances are recorded as a reduction to net sales for the estimated retail value of the projected merchandise returns and as a reduction to cost of products for the corresponding cost amount. If our estimated returns allowances are not accurate, our returns reserves may be understated or overstated, resulting in an overstatement or understatement, respectively, of net sales and net income.

We incur costs to produce, print and distribute our catalogs (“catalog costs”). Catalog costs in our direct segment are considered direct response advertising and as such are capitalized as incurred and amortized over the expected sales life of each catalog, which is generally a period not exceeding six months. Creative costs for a season, which will benefit multiple catalogs, are allocated to each catalog taking into consideration relative catalog size and circulation. The amortization of our direct segment catalog costs is meant to match revenues with expenses. The expected sales life of each catalog is determined based on a detailed marketing forecast, which considers historical experience for similar catalogs as well as current sales trends. These forecasts are updated frequently during the most active period of selling for each catalog to determine the expected total sales for the catalog. We monitor changes to the forecast and adjust the amortization period accordingly. If our calculation of the amortization period is incorrect, it could result in a mismatch of revenues and expenses in a particular period. Catalog costs in our retail segment are considered advertising and as such are expensed as incurred.

We periodically consider whether there has been a permanent impairment in the value of our long-lived assets, primarily property and equipment. We evaluate various factors after a start-up phase, including current and projected future operating results and the undiscounted cash flows for the underperforming long-lived assets. We then compare the carrying amount of the asset to the estimated future undiscounted cash flows expected to result from use of the asset. To the extent that the estimated future undiscounted cash flows are less than the carrying amount of the asset, the asset is written down to its estimated fair market value and an impairment loss is recognized. The value of impaired long-lived assets may be subject to further write-downs based on changes in these factors. Any adjustments to the value of our long-lived assets are included in either cost of products and merchandising or selling, general and administrative expenses depending on where depreciation related to that asset has been historically recorded. If our estimate of the future undiscounted cash flows expected to result from the use of the asset is incorrect, the carrying value of our long-lived assets may be overstated or understated.

We make certain judgments and interpretations with respect to enacted tax laws and other published guidance in determining our effective tax rate and in identifying and valuing our deferred tax assets and liabilities. If our judgments or interpretations are incorrect with respect to certain permanent differences between the tax and book treatment of certain income and expenses, it could result in an understatement or overstatement of our effective tax rate resulting in an overstatement or understatement, respectively, of our net income. In addition, if our judgments or interpretations are incorrect with respect to certain temporary differences between the tax and book treatment of certain income and expenses or if our judgment as to the realizability of our net deferred tax assets is incorrect, the value of our deferred tax assets and liabilities could be overstated or understated.

Recent Accounting Standards

For a summary of our recent accounting pronouncements, see “Note B” to the accompanying consolidated financial statements.

Item 7A.                Quantitative and Qualitative Disclosures about Market Risk

Our objective in managing our long-term exposure to interest rate and foreign currency rate changes is to limit any material impact of the changes on cash flows and earnings and to lower our overall borrowing costs. To achieve our objectives, we periodically identify these risks and manage them through our regular operating and financing activities. These activities include periodic refinancing of debt obligations to increase availability while minimizing financing costs, considering fixed and variable rate debt positions and periodic review of the return on investment of our marketable securities portfolio.  Marketable securities investments are subject to interest rate and credit risks. Changes in interest rates may affect our operating results. We currently invest in highly liquid, interest bearing instruments, primarily municipal debt securities. Our investments include securities with a minimum credit rating of A1 by Moody’s and A+ by Standard and Poor and no individual investment in the portfolio, except investments in U.S. Treasury and federal agency securities, is greater than 10% of the total portfolio, so potential losses on individual securities is minimized. Our investment policy limits interest rate risk by requiring the investment portfolio to be structured such that securities mature to meet cash requirements for ongoing operations, thereby avoiding the need to sell securities on the open market prior to maturity. In addition, operating funds are invested primarily in shorter-term securities, money market mutual funds, or similar investment pools. We do not currently use derivative financial instruments. We have calculated the effect of a 10% change in interest rates over a month for both our debt obligations and our marketable securities investments and determined the effect to be immaterial. We do not foresee any significant changes in the management of foreign currency or interest rate exposures or in the strategies we employ to manage such exposures in the near future.

We have established a trust in connection with our deferred compensation plans. The trust assets are invested in corporate owned life insurance in a manner that is designed to approximate the measurement designations of the participants in the plans, for both vested and unvested balances. Investments are exposed to various risks, such as interest rate, market and credit risks. Due to the level of risk associated with certain investments, it is at least reasonably possible that changes in the values of these investments will occur in the near term and that such changes will also impact participant deferred compensation balances based on the measurement designations made by the participants in the plans. Changes in value of the trust assets are intended to mirror changes in the value of the participants’ deferred compensation accounts.

Item 8.                        Consolidated Financial Statements and Supplementary Data

THE J. JILL GROUP, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The J. Jill Group, Inc.:

We have completed integrated audits of The J. Jill Group, Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 8 present fairly, in all material respects, the financial position of The J. Jill Group, Inc. and its subsidiaries at December 31, 2005 and December 25, 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 8 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
March 15, 2006

THE J. JILL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2005	December 25, 2004
ASSETS
Current assets:
Cash and cash equivalents	$35,700	$31,966
Cash held in escrow	1,342	872
Marketable securities	24,228	34,062
Accounts receivable, net	14,595	18,579
Inventory	34,562	36,212
Prepaid catalog expenses	4,306	3,894
Deferred income taxes	10,312	9,761
Other current assets	7,486	8,237
Total current assets	132,531	143,583
Property and equipment, net	148,100	133,972
Other non-current assets	6,844	5,141
Total assets	$287,475	$282,696
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,210	$17,523
Accrued expenses	32,169	27,158
Accrued customer returns	6,558	7,494
Current portion of long-term debt	1,036	1,805
Total current liabilities	46,973	53,980
Long-term debt, less current portion	9,395	10,431
Deferred credits from landlords and other	58,223	47,387
Deferred income taxes	4,763	6,841
Commitments and contingencies
Stockholders’ equity:
Special preferred stock (par value $0.01) 1,000,000 shares authorized	—	—
Common stock (par value $0.01) 30,000,000 shares authorized, 20,354,196 and 20,109,789 shares issued and outstanding as of December 31, 2005 and December 25, 2004, respectively	204	201
Additional paid-in capital	115,082	112,508
Accumulated other comprehensive loss	(116)	(89)
Retained earnings	52,951	51,437
Total stockholders’ equity	168,121	164,057
Total liabilities and stockholders’ equity	$287,475	$282,696

The accompanying notes are an integral part of the consolidated financial statements.

THE J. JILL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Twelve Months Ended
	December 31, 2005	December 25, 2004	December 27, 2003
	(53 weeks)
Net sales	$449,712	$434,867	$376,904
Cost of products and merchandising	297,971	278,410	250,248
Gross margin	151,741	156,457	126,656
Selling, general and administrative expenses	149,125	141,121	114,019
Operating income	2,616	15,336	12,637
Interest income	1,069	716	460
Interest expense	956	1,050	1,199
Interest (income) expense, net	(113)	334	739
Income before taxes	2,729	15,002	11,898
Income tax provision	1,215	6,296	4,873
Net income	$1,514	$8,706	$7,025
Earnings per share:
Basic	$0.07	$0.43	$0.36
Diluted	$0.07	$0.42	$0.35
Weighted average shares outstanding:
Basic	20,241	20,019	19,585
Diluted	20,536	20,546	20,060

The accompanying notes are an integral part of the consolidated financial statements.

THE J. JILL GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

					Accumulated
			Additional		Other	Total
		Common	Paid-In	Retained	Comprehensive	Stockholders’
	Shares	Stock	Capital	Earnings	Loss	Equity
Balance at December 28, 2002	19,495,411	$195	$107,227	$35,706	$—	$143,128
Net income	—	—	—	7,025	—	7,025
Exercise of stock options	131,901	2	500	—	—	502
Tax benefit from exercise of stock options	—	—	56	—	—	56
Stock granted under employee stock purchase plan	30,991	0	368	—	—	368
Balance at December 27, 2003	19,658,303	197	108,151	42,731	—	151,079
Net income	—	—	—	8,706	—	8,706
Unrealized loss on marketable securities, net of tax	—	—	—	—	(89)	(89)
Comprehensive income						8,617
Exercise of stock options	415,224	4	2,746	—	—	2,750
Tax benefit from exercise of stock options	—	—	1,219	—	—	1,219
Stock granted under employee stock purchase plan	36,262	0	392	—	—	392
Balance at December 25, 2004	20,109,789	201	112,508	51,437	(89)	164,057
Net income (53 weeks)	—	—	—	1,514	—	1,514
Unrealized loss on marketable securities, net of tax	—	—	—	—	(27)	(27)
Comprehensive income						1,487
Exercise of stock options	177,750	2	1,385	—	—	1,387
Tax benefit from exercise of stock options	—	—	404	—	—	404
Stock granted under employee stock purchase plan	66,657	1	785	—	—	786
Balance at December 31, 2005	20,354,196	$204	$115,082	$52,951	$(116)	$168,121

The accompanying notes are an integral part of the consolidated financial statements.

THE J. JILL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Twelve Months Ended
	December 31,	December 25,	December 27,
	2005	2004	2003
	(53 weeks)
Cash flows provided by operating activities:
Net income	$1,514	$8,706	$7,025
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,755	18,663	16,131
Deferred income taxes	(2,555)	1,396	1,298
Gain on trust assets	(477)	(388)	(374)
Loss on disposal of property and equipment	567	388	—
Changes in assets and liabilities:
Decrease in accounts receivable, net	3,984	55	2,683
Decrease (increase) in inventory	1,650	(8,081)	5,867
(Increase) decrease in prepaid catalog expenses	(412)	212	(24)
Decrease (increase) in other assets	878	(1,220)	(578)
(Decrease) increase in accounts payable	(10,417)	2,340	2,318
Increase in accrued expenses	4,563	5,863	3,367
(Decrease) increase in accrued customer returns	(936)	205	(39)
Increase in deferred credits from landlords and other	10,836	7,322	13,065
Net cash provided by operating activities	31,950	35,461	50,739
Cash flows used in investing activities:
Additions to property and equipment	(36,020)	(28,784)	(34,265)
Purchases of marketable securities	(31,875)	(34,246)	—
Sales of marketable securities	8,701	—	—
Maturities of marketable securities	32,436	—	—
Investment in trust assets	(1,356)	(1,099)	(898)
Increase in cash held in escrow	(470)	(89)	(245)
Net cash used in investing activities	(28,584)	(64,218)	(35,408)
Cash flows provided by (used in) financing activities:
Payments of debt borrowings	(1,805)	(1,706)	(1,648)
Proceeds from stock transactions	2,173	3,142	870
Net cash provided by (used in) financing activities	368	1,436	(778)
Net increase (decrease) in cash and cash equivalents	3,734	(27,321)	14,553
Cash and cash equivalents at:
Beginning of period	31,966	59,287	44,734
End of period	$35,700	$31,966	$59,287
Supplemental information:
Non-cash investing activities:
Property and equipment costs accrued, not paid	$1,873	$917	$1,033
Cash paid for interest	$806	$905	$1,065
Cash paid for income taxes	$216	$4,959	$6,836

The accompanying notes are an integral part of the consolidated financial statements.

THE J. JILL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.   Nature of business:

The J. Jill Group, Inc. (together with its wholly owned consolidated subsidiaries, the “Company” or “J. Jill”), is a multi-channel specialty retailer of women’s apparel, including accessories and footwear, that markets its products through its retail stores, catalogs and website jjill.com.

B.   Summary of significant accounting policies:

Principles of consolidation

The consolidated financial statements include the accounts of The J. Jill Group, Inc. and its wholly owned consolidated subsidiaries. Intercompany balances and transactions have been eliminated. Beginning as of the close of business on December 25, 2004, the Company realigned its organizational structure in response to various operational changes in its business. This realignment resulted in, among other things, the Company’s retail/direct subsidiary, The Birch Pond Group, Inc., a wholly owned subsidiary, being converted into J. Jill, LLC.

Translation adjustments

The financial statements of the Company’s foreign operations have been translated into U.S. dollars. All balance sheet accounts have been translated using the exchange rate in effect at the applicable balance sheet date. Income statement amounts have been translated using average exchange rates in effect during the applicable fiscal year. The gains and losses resulting from the changes in exchange rates are insignificant for all periods presented.

Fiscal year

The Company’s fiscal year ends on the last Saturday in December. The 12 months ended December 31, 2005 (“fiscal 2005”) was a 53-week fiscal year. In a 53-week fiscal year, three of the quarters are 13-week periods, and one is a 14-week period. The fourth quarter of fiscal 2005 was a 14-week period. The 12 months ended December 25, 2004 (“fiscal 2004”) and December 27, 2003 (“fiscal 2003”) were 52-week fiscal years.

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

Cash held in escrow

Cash held in escrow primarily consists of amounts Birch Pond Realty Corporation, a wholly owned subsidiary of The J. Jill Group, Inc., is required to keep in escrow associated with the outstanding loan on the Company’s operations, fulfillment and distribution center in Tilton, New Hampshire (the “Tilton facility”). These amounts will be used to pay for real estate taxes, insurance and certain repairs and replacements related to the Tilton facility.

THE J. JILL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Marketable securities

The Company’s marketable securities consist primarily of investments in municipal debt securities. The Company intends to maintain a liquid portfolio and accordingly, all marketable securities are classified as available-for-sale and reported at their fair value. Unrealized gains and losses are included in accumulated other comprehensive income, a separate component of stockholders’ equity. Unrealized gains and losses are added to or deducted from net income, respectively, in arriving at comprehensive income (loss) for financial reporting purposes. There were no realized gains or losses on marketable securities during fiscal 2005 or fiscal 2004. The Company did not have any investments in marketable securities in fiscal 2003. The Company’s marketable securities are exposed to interest rate and credit risks. See “Risks and uncertainties.”

A summary of the contractual maturities of available-for-sale securities follows (in thousands):

	Fair Market Value
	December 31,	December 25,
	2005	2004
Due within one year	$16,674	$18,259
Due between one and three years	7,554	13,803
Due after 10 years (1)	—	2,000
Total	$24,228	$34,062

(1)          Marketable securities within this category contained put provisions that allowed the security to be put every 35 days.

Accounts receivable and allowance for doubtful accounts

A summary of the Company’s accounts receivable follows (in thousands):

	December 31,	December 25,
	2005	2004
Deferred billing	$4,810	$8,785
Landlord allowances	6,416	5,802
Other	3,679	4,398
Total accounts receivable	14,905	18,985
Less: allowances	(310)	(406)
Accounts receivable, net	$14,595	$18,579

The Company’s trade accounts receivable relate primarily to credit card sales to individuals and are recorded at the invoiced amount. These receivables do not bear interest. The allowance for doubtful accounts relates primarily to credit card bad debt associated with the Company’s deferred billing program, list rental receivables and checks received from customers. The allowance for doubtful accounts is the Company’s best estimate of probable uncollectible amounts or losses in its existing accounts receivable. The Company determines the allowance for doubtful accounts based on the historical write-off experience by type of receivable and other factors. Delinquent amounts are reviewed individually and account balances are charged off against the allowance when the Company determines that it is probable that the receivable will not be recovered. Write-offs, net of recoveries, were approximately $163,000, $246,000 and

THE J. JILL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

$409,000 in fiscal 2005, fiscal 2004 and fiscal 2003, respectively. The Company does not have any off balance sheet exposure related to its accounts receivable.

The Company’s deferred billing program provides its customers with the option of deferring payment for their purchases. The deferral period is generally 60 to 90 days. For deferred billing offered on the Company’s private label credit card, the Company typically receives cash from the sale within four business days from the date of purchase. For deferred billing offered on major credit cards, the Company receives cash after the deferral period expires, net of any returns or adjustments processed during the deferral period. The Company does not bear the credit risk associated with its private label credit card. The Company is exposed to credit risk during the deferral period for its deferred billing programs that relate to major credit cards.

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

The Company capitalizes certain costs related to the development or purchase of internal-use software and amortizes these costs over the estimated useful life of the software. The Company expenses costs related to the preliminary project stage and the post-implementation/operation stage of internal-use software development projects including research and planning costs.

Long-lived assets

The Company periodically considers whether there has been a permanent impairment in the value of its long-lived assets, primarily property and equipment. The Company evaluates various factors after a start-up phase, including current and projected future operating results and the undiscounted cash flows for the underperforming long-lived assets. The Company then compares the carrying amount of the asset to the estimated future undiscounted cash flows expected to result from use of the asset. To the extent that the estimated future undiscounted cash flows are less than the carrying amount of the asset, the asset is permanently written down to its estimated fair market value and an impairment loss is recognized. The value of impaired long-lived assets may be subject to further write-downs based on subsequent changes in these factors. At December 31, 2005, the Company determined, based on its evaluations, that certain long-lived assets were impaired. The Company recorded a charge to reduce the carrying value of these assets. The charge is included in cost of products and merchandising and is immaterial to the Company’s consolidated financial statements. At December 25, 2004, the Company determined, based on its evaluations, that the carrying value of its long-lived assets was appropriate.

THE J. JILL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair value of financial instruments

The Company periodically assesses the fair value of its financial instruments. The fair values of cash and cash equivalents, accounts receivable and accounts payable at December 31, 2005 and December 25, 2004 approximate their carrying values. The fair value of the Company’s long-term debt, including current maturities, at December 31, 2005 and December 25, 2004 was approximately $10,622,000 and $13,198,000, respectively. The Company’s marketable securities are reported at fair value.

Deferred credits from landlords

Deferred credits from landlords consists of step rent and allowances from landlords primarily related to the Company’s retail store leases. Step rent represents the difference between actual operating lease payments due and straight-line rent expense, which is recorded by the Company over the term of the lease, including the build-out period. This amount is recorded as a deferred credit in the early years of the lease, when cash payments are generally lower than straight-line rent expense, and reduced in the later years of the lease when payments begin to exceed the straight-line expense. Landlord allowances are generally comprised of amounts promised to the Company by landlords in the form of cash or rent abatements. These allowances are part of the negotiated terms of the lease. In situations where cash is to be received, the Company records a receivable for the full amount of the allowance when certain performance criteria articulated in the lease are met, typically when the store opens, and a liability is concurrently established. This deferred credit from landlords is amortized into income (through lower rent expense) over the term (including the pre-opening build-out period) of the applicable lease and the receivable is reduced as amounts are received from the landlord. The liability for unamortized landlord allowances, including current portion, was $48,908,000 and $39,507,000 at December 31, 2005 and December 25, 2004, respectively.

Accounting for stock-based compensation

The Company discloses stock-based compensation information in accordance with Financial Accounting Standard Board (“FASB”) issued Statement No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123” and FASB issued Statement No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation.”   The Company has elected to continue to account for its stock-based plans under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” as well as to provide disclosure of stock-based compensation as outlined in SFAS 123, as amended by SFAS 148. No compensation expense has been recognized related to the Company’s stock-based plans.

THE J. JILL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In December 2004, the FASB issued Statement No. 123R (“SFAS 123R”), “Share-Based Payment,” a revision of SFAS 123. As a result, the pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R in the first quarter of 2006. See “Recent accounting standards.” In April 2005, the Securities and Exchange Commission (“SEC”) announced the adoption of a new rule that amended the compliance date for SFAS 123R. The SEC’s rule requires companies to implement SFAS 123R by the beginning of the first fiscal year beginning after June 15, 2005. Accordingly, the Company intends to adopt SFAS 123R in the first quarter of 2006. The Company is currently evaluating the provisions of SFAS 123R. The adoption of this standard is expected to have a material effect on the Company’s consolidated financial statements; however, based on the Company’s current projections, the Company expects the compensation expense to be recognized in 2006 as a result of the adoption of SFAS 123R to be significantly less than the pro forma amounts historically disclosed in the notes to its consolidated financial statements. Many of the stock options that will be outstanding as of the first quarter of 2006 will be fully vested at that time and accordingly, will not result in compensation expense going forward.

At December 31, 2005, the Company had three stock-based plans: the Amended and Restated 2001 Incentive and Non-Statutory Stock Option Plan (the “2001 Stock Option Plan”), the Amended and Restated 1993 Incentive and Nonqualified Stock Option Plan (the “1993 Stock Option Plan”) together (the “stock option plans”) and the Second Amended and Restated 1998 Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”).

The Company uses the Black-Scholes option pricing model to estimate the fair value at the date of grant of stock options granted under the stock option plans and stock purchase rights associated with the Employee Stock Purchase Plan. A summary of the assumptions used for stock option grants and stock purchase right grants follows:

	Twelve Months Ended
	December 31,	December 25,	December 27,
	2005	2004	2003
Stock option plans:
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	51.4%	61.5%	75.0%
Risk free interest rate	3.8%	3.0%	2.1%
Expected lives	2.7 years (1)	3.3 years	3.9 years
Employee Stock Purchase Plan:
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	49.0%	50.0%	75.0%
Risk free interest rate	2.8%	1.0%	1.3%
Expected lives	1.0 year	1.0 year	1.0 year

(1)          Certain stock option grants during fiscal 2005 were vested in full at the time of grant, which decreases the assumption with respect to the expected life of those grants.

THE J. JILL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of net income, as reported in the consolidated statements of operations, to pro forma net income including compensation expense, net of tax, for the Company’s stock-based plans as calculated in accordance with the provisions of SFAS 123, as amended by SFAS 148, as well as a comparison of as reported and pro forma basic and diluted earnings per share (“EPS”) follows (in thousands, except per share data):

	Twelve Months Ended
	December 31,	December 25,	December 27,
	2005 (1)	2004 (2)	2003
	(53 weeks)
Net income (loss):
As reported	$1,514	$8,706	$7,025
Compensation expense, net of related tax benefit (3)	(3,316)	(6,500)	(5,117)
Pro forma (4)	$(1,802)	$2,206	$1,908
Earnings (loss) per share:
Basic
As reported	$0.07	$0.43	$0.36
Pro forma (4)	(0.09)	0.11	0.10
Diluted
As reported	0.07	0.42	0.35
Pro forma (4)	$(0.09)	$0.11	$0.10

(1)          In June 2005, the Company granted 200,000 stock options to certain members of management that were vested in full at the time of grant. These grants were given in lieu of annual salary increases.

(2)          In December 2004, the Company granted 270,000 stock options to certain members of management in exchange for their entering into agreements regarding the protection of the Company’s property. These agreements include provisions relating to the protection of confidential information and intellectual property and covenants not to compete with the Company or solicit the Company’s employees. These options were vested in full at the time of grant.

(3)          Compensation expense is net of a related tax benefit of $1,323,000, $3,825,000 and $2,775,000 for fiscal 2005, fiscal 2004 and fiscal 2003, respectively.

(4)          All pro forma disclosures include the effects of all options granted after June 24, 1995.

The effects on pro forma net income (loss) and pro forma EPS of the estimated stock-based compensation expense, net of tax, calculated using the fair value of stock options and stock purchase rights in accordance with the Black-Scholes option pricing model for fiscal 2005, fiscal 2004 and fiscal 2003 are not necessarily representative of the effects on the Company’s results of operations in the future. In addition, the compensation expense estimates utilize an option pricing model developed for traded options with relatively short lives. The Company’s stock option grants typically have a contractual life of up to ten years and are not transferable. Therefore, the actual fair value of a stock option grant may be different from the Company’s estimates. The Company believes that its estimates incorporate all relevant information and represent a reasonable approximation in light of the difficulties involved in valuing non-traded stock options.

THE J. JILL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the weighted average fair value of stock option grants and the average fair value of stock purchase right grants follows:

	Twelve Months Ended
	December 31,	December 25,	December 27,
	2005	2004	2003
Fair value of stock option grants	$5.04	$7.89	$8.38
Fair value of stock purchase right grants	$4.21	$4.22	$5.66

Revenue recognition

The Company recognizes sales and the related cost of products at the time the products are received by customers. The Company’s customers may return purchased items for an exchange or refund. The Company provides a returns allowance based on projected merchandise returns, taking into consideration historical experience and other factors. The returns allowance is recorded as a reduction to net sales for the estimated retail value of the projected merchandise returns and as a reduction to cost of products for the corresponding cost amount. From time to time, the Company offers marketing promotions that may involve multiple purchases by the customer whereby, as a result of their first purchase, the customer receives a coupon for a specified discount on their next purchase. In these cases, revenue is deferred at the time of the first purchase for the estimated discount amount and recognized when the second purchase is made or the promotional period ends. Shipping and processing fees charged to the customer are recognized at the time the products are received by the customer and are included in net sales. The cost of shipping and processing customer orders is recognized at the time the products are received by the customer and is included in cost of products and merchandising. Sales taxes are excluded from net sales.

Pre-opening costs

Pre-opening costs for the Company’s new stores include costs incurred prior to store opening including payroll and training costs and rent expense. Pre-opening costs mainly associated with payroll and training are expensed as incurred and included in selling, general and administrative expenses. These costs totaled $2,029,000, $1,458,000 and $1,546,000 during fiscal 2005, fiscal 2004 and fiscal 2003, respectively. Pre-opening rent expense is included in cost of products and merchandising and totaled $752,000, $493,000 and $692,000 during fiscal 2005, fiscal 2004 and fiscal 2003, respectively.

Selling expenses

Selling expenses consist primarily of the costs to produce, print and distribute catalogs (“catalog costs”), retail store selling and administrative costs (primarily salaries and benefits) and other marketing department costs. Costs associated with the Company’s website are also included in selling expenses. Catalog costs in the direct segment are considered direct response advertising and as such are capitalized as incurred and amortized over the expected sales life of each catalog, which is generally a period not exceeding six months. Creative and production costs associated with the Company’s website are also considered direct response advertising and as such are capitalized as incurred and amortized over the applicable selling season, which is generally a period not exceeding six months. Catalog costs in the retail segment are considered advertising and as such are expensed as incurred.  Advertising expense, excluding catalog costs for the direct segment and in-store visual presentation and signage costs, totaled $8,833,000, $5,976,000 and $1,726,000 during fiscal 2005, fiscal 2004 and fiscal 2003, respectively.

THE J. JILL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Advertising arrangements

The Company periodically enters into arrangements with certain national magazine publishers whereby the Company includes magazine subscription cards in its catalog mailings in exchange for advertising credits or discounts on advertising. The arrangements vary by publisher. The advertising credits recorded by the Company related to these arrangements were $2,336,000, $849,000 and $500,000 during fiscal 2005, fiscal 2004 and fiscal 2003, respectively, and are included as a reduction to selling expenses. The other arrangements provide discounts on advertising resulting in lower advertising costs. At December 31, 2005 and December 25, 2004, the net accrued credits receivable related to these arrangements was $534,000 and $21,000, respectively.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the applicable balance sheet and the reported amounts of revenues and expenses during the applicable reporting period. The Company’s significant estimates include those associated with cumulative write-downs associated with inventory markdowns, reserves for expected customer returns, catalog costs, valuation allowances related to deferred tax assets and write-downs associated with long-lived asset impairments. Actual results could differ from estimates made by management.

Risks and uncertainties

The Company has evaluated its operations to determine whether any risks and uncertainties exist that could severely impact its operations in the near term. The potential near term risks that the Company identified include, but are not limited to, the following: the Company’s ability to produce a merchandise assortment that has broad customer appeal; the Company’s ability to successfully grow its retail business while, at the same time, stabilizing and improving its direct segment’s performance; the Company’s ability to build brand awareness and the effectiveness of its brand development and marketing programs; the Company’s ability to respond to changes in customer demands and fashion trends in a timely manner; the customary risks associated with purchasing inventory abroad including any event causing a disruption in manufacturing or imports from the countries from which the Company currently sources goods, or the imposition of additional import restrictions (particularly with respect to China); the Company’s reliance on its relationship with two foreign buying agents; changes in competition in the women’s apparel industry;  the potential for fixed asset impairments resulting from underperforming long-lived assets; the ability of the Company to have sufficient liquidity to meet its future operating lease and other cash flow obligations; and changes in, or the failure to comply with, federal and state tax and other government regulations.

The Company’s financial instruments, which potentially subject the Company to interest rate and credit risks, consist principally of cash and marketable securities investments. The Company maintains cash, cash equivalents and marketable securities with various financial institutions. Changes in interest rates may affect the Company’s operating results. The Company currently invests in highly liquid, interest bearing instruments, primarily municipal debt securities. The Company’s investments include securities with a minimum credit rating of A1 by Moody’s and A+ by Standard and Poor and no individual investment in the portfolio, except investments in U.S. Treasury and federal agency securities, is greater than 10% of the total portfolio, so potential losses on individual securities is minimized. The Company’s investment policy limits interest rate risk by requiring the investment portfolio to be structured such that

THE J. JILL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

securities mature to meet cash requirements for ongoing operations, thereby avoiding the need to sell securities on the open market prior to maturity. In addition, operating funds are invested primarily in shorter-term securities, money market mutual funds, or similar investment pools.

The Company sells both domestically produced and imported merchandise. The Company places significant reliance on its relationship with two foreign buying agents. The Company believes that this concentration risk is mitigated by the fact that these buying agents purchase the Company’s inventory directly from a variety of foreign vendors. During fiscal 2005 and fiscal 2004, the Company did not purchase more than 10% of its inventory directly from any one vendor. However, it did purchase approximately 80% and 73% of its imported inventory through these two buying agents during fiscal 2005 and fiscal 2004, respectively. Although the Company could purchase this inventory through alternative buying agents or directly from vendors, loss of these buying agents could disrupt the Company’s operations.

Approximately 86% and 78% of the merchandise received in fiscal 2005 and fiscal 2004, respectively, was purchased directly from foreign sources, primarily located in China. In addition, goods purchased from domestic vendors are often sourced abroad by such vendors. The Company believes that its combined foreign purchases, including direct purchases and indirect purchases through domestic vendors, totaled roughly 97% and 92% of its total purchases during fiscal 2005 and fiscal 2004, respectively.

Statement of operations classifications

Cost of products and merchandising consists primarily of product costs (e.g., product development, sourcing, merchandising, inventory control and inventory acquisition costs and inventory markdowns) and operating costs (e.g., occupancy and depreciation costs for the Company’s retail stores, order processing costs and distribution facility costs). Selling, general and administrative expenses consist primarily of retail store selling costs, costs to produce, print and distribute catalogs, and website and corporate administrative costs.

Reclassifications

Certain amounts in the prior year financial statements and related notes have been reclassified to conform to the fiscal 2005 presentation.

THE J. JILL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Recent accounting standards

In October 2005, the FASB issued Staff Position No. FAS 13-1 (“FSP FAS 13-1), “Accounting for Rental Costs Incurred during a Construction Period,” a position on FASB issued Statement No. 13, “Accounting for Leases.”  FSP FAS 13-1 clarifies that rental costs associated with a ground or building operating lease that are incurred during a construction period shall be recognized as rental expense and these rental costs should be included in income from continuing operations during the construction period. FSP FAS 13-1 is effective for the first reporting period beginning after December 15, 2005. The application of this position is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2005, the FASB issued Statement No. 154 (“SFAS 154”), “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20, “Accounting Changes,” and FASB issued Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.”  SFAS 154 requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  This statement requires that retrospective application of a change in accounting principle be limited to the direct effects of a change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In March 2005, the FASB issued Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations,” an interpretation of FASB issued Statement No. 143, “Accounting for Asset Retirement Obligations.”  FIN 47 states that a conditional asset retirement obligation is a legal obligation to perform an asset retirement activity in which the timing or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application for interim financial information is permitted but is not required. The adoption of this interpretation did not have a material impact on the Company’s consolidated financial statements.

In November 2004, the FASB issued Statement No. 151 (“SFAS 151”), “Inventory Costs.” SFAS 151 amends the guidance in Accounting Research Bulletin No. 43, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges and that the allocation of fixed production overhead to the cost of converting work in process to finished goods be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial statements.

THE J. JILL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

C.   Property and equipment:

A summary of property and equipment follows (in thousands):

	December 31,	December 25,
	2005	2004
Land and building	$29,447	$29,358
Equipment	41,792	35,740
Furniture, fixtures and leasehold improvements	163,926	136,112
Construction in progress	4,076	2,286
Total property and equipment	239,241	203,496
Less accumulated depreciation and amortization	(91,141)	(69,524)
Property and equipment, net	$148,100	$133,972

Construction in progress is primarily comprised of furniture, fixtures and equipment related to unopened retail stores and costs incurred related to the implementation of certain systems. The net book value of capitalized software included in property and equipment totaled $3,746,000 and $1,197,000 at December 31, 2005 and December 25, 2004, respectively. The Company incurred depreciation expense of $854,000, $773,000 and $801,000 related to capitalized software during fiscal 2005, fiscal 2004 and fiscal 2003, respectively.

D.   Accrued expenses:

A summary of the significant components of accrued expenses follows (in thousands):

	December 31,	December 25,
	2005	2004
Gift certificates	$7,053	$6,108
Deferred compensation	5,060	3,845
Employee-related	4,729	3,302
Taxes	4,030	2,905
Other (1)	11,297	10,998
Total accrued expenses	$32,169	$27,158

(1)          Other consists primarily of amounts accrued for professional fees, insurance and customer refunds in process, which are individually less than 5% of current liabilities.

E.   Debt:

The Company’s credit facilities at December 31, 2005 consisted of (i) a $70,000,000 revolving credit facility (the “Revolving Credit Facility”); (ii) a real estate loan (the “Tilton Facility Loan”); and (iii) an equipment loan (the “Equipment Loan”).

THE J. JILL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of outstanding long-term debt follows (in thousands):

	December 31,	December 25,
	2005	2004
Tilton Facility Loan	$9,825	$10,224
Equipment Loan	606	2,012
Total long-term debt	10,431	12,236
Less current maturities	(1,036)	(1,805)
Long-term debt, less current portion	$9,395	$10,431

At December 31, 2005, the aggregate principal amounts of long-term debt maturing in the next four fiscal years were as follows (in thousands):

Fiscal 2006	$1,036
Fiscal 2007	463
Fiscal 2008	496
Fiscal 2009	8,436
Total	$10,431

On December 30, 2005, the Company amended the Revolving Credit Facility primarily to increase the total amount available to $70,000,000, extend its termination date to June 1, 2007, modify certain lending conditions and covenants and add a change of control as an event of default. The amount available under the Revolving Credit Facility is reduced by outstanding borrowings and outstanding letters of credit. Outstanding borrowings may not exceed $20,000,000. Letters of credit are primarily used to procure inventory from foreign vendors. The Revolving Credit Facility is collateralized by substantially all of the personal property, both tangible and intangible, of the Company. Outstanding borrowings bear interest at an annual rate equal to the prime lending rate announced by one of the participating banks or the LIBOR lending rate plus 1.75% per annum. At December 31, 2005, the Revolving Credit Facility bore interest at 7.25% per annum. There were no outstanding borrowings on the Revolving Credit Facility at December 31, 2005 or December 25, 2004. Outstanding letters of credit totaled $33,816,000 and $40,647,000 at December 31, 2005 and December 25, 2004, respectively. Availability under the Revolving Credit Facility at December 31, 2005 and December 25, 2004 was $36,184,000 and $19,353,000, respectively, subject in each case to the borrowing cap. Outstanding letters of credit do not bear interest. The Company is required to pay a commitment fee of ¼ of 1% per annum on the unused portion of the Revolving Credit Facility.

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

THE J. JILL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s credit facilities contain various lending conditions and covenants including restrictions on permitted liens. In the case of the Revolving Credit Facility, these conditions and covenants include certain financial coverage calculations and ratios, including (i) indebtedness and outstanding letter of credit balance to tangible net worth; (ii) hard current assets to current liabilities; (iii) debt service coverage; (iv) indebtedness, outstanding letter of credit balance and net present value of operating leases to tangible net worth; and (v) minimum annual net profit or net loss. As part of the amendment dated December 30, 2005, the minimum annual net profit covenant was amended to permit a net loss after tax benefit of up to $2,000,000 for the fiscal year ending December 31, 2005. Thereafter, the covenant requires a minimum annual net profit after tax of one dollar. Additionally, the amendment modified certain other lending conditions and covenants including the covenant relating to the ratio of indebtedness, outstanding letter of credit balance and net present value of operating leases to tangible net worth. These modifications are effective for the calculation for the year ended December 31, 2005. The manner of making these calculations and computing these ratios is defined by the provisions of the Fifth Amended and Restated Loan Agreement, as amended, which is part of the Revolving Credit Facility. The Company was in compliance with the covenants associated with its credit facilities as of and for the fiscal years ended December 31, 2005, December 25, 2004 and December 27, 2003.

The weighted average interest rate for amounts outstanding under the Company’s credit facilities during fiscal 2005, fiscal 2004 and fiscal 2003 was 7.04%, 6.83% and 7.01% per annum, respectively.

F.   Stockholders’ equity:

Common stock

The Company has 30,000,000 shares of common stock, $0.01 par value per share, authorized.

Special preferred stock

The Company has 1,000,000 shares of special preferred stock, $0.01 par value per share, authorized. The Company’s Board of Directors has discretion to determine the rights and preferences of the special preferred stock. No special preferred stock was outstanding at December 31, 2005 or December 25, 2004.

THE J. JILL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Earnings per share

A reconciliation of the numerators and denominators of the basic and diluted EPS computations follows (in thousands, except per share data):

	Twelve Months Ended
	December 31,	December 25,	December 27,
	2005	2004	2003
	(53 weeks)
Numerator:
Net income	$1,514	$8,706	$7,025
Denominator (shares):
Basic weighted average shares outstanding	20,241	20,019	19,585
Assumed issuance of shares under stock option plans and Employee Stock Purchase Plan	295	527	475
Diluted weighted average shares outstanding	20,536	20,546	20,060
Earnings per share:
Basic	$0.07	$0.43	$0.36
Diluted	$0.07	$0.42	$0.35

Of the options outstanding at the end of fiscal 2005, fiscal 2004 and fiscal 2003, options to purchase 1,872,350, 1,558,000 and 1,886,000 shares of common stock, respectively, were excluded from the computation of diluted EPS on the basis that such options were antidilutive.

G.   Stock-based plans:

Stock option plans

The Company’s option plans authorize (i) the grant of options to purchase common stock intended to qualify as incentive stock options as defined in Section 422 of the Internal Revenue Code of 1986, as amended, and (ii) the grant of options that do not so qualify. At December 31, 2005, the 1993 Stock Option Plan and the 2001 Stock Option Plan authorized the issuance of options to purchase up to 3,600,000 and 3,250,000 shares of common stock, respectively. The Compensation Committee of the Board of Directors administers the option plans and, within certain limits, has discretion to determine the terms and conditions of options granted under the option plans. The 2001 Stock Option Plan provides for the automatic grant of options to purchase a specified number of shares to directors who are not employees (“Non-employee Directors”). Options granted to Non-employee Directors are typically vested in full at the time of grant. The maximum term of options granted under the option plans are ten years. Options granted to employees typically vest over a period of three years. No additional options may be granted under the 1993 Stock Option Plan. The 2001 Stock Option Plan had 40,009 shares available for issuance as of December 31, 2005.

THE J. JILL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the number of shares of common stock for which outstanding options were exercisable under each of the option plans follows:

	1993 Stock Option Plan		2001 Stock Option Plan
	Number	Wtd. Avg.	Number	Wtd. Avg.
	Exercisable	Exercise Price	Exercisable	Exercise Price
December 31, 2005	348,211	$8.81	2,651,358	$16.94
December 25, 2004	498,890	$9.03	1,979,292	$16.62
December 27, 2003	807,403	$7.91	1,004,775	$14.72

A summary of the activity related to the shares of common stock covered by outstanding options under each of the option plans follows:

	1993 Stock Option Plan			2001 Stock Option Plan
		Exercise	Wtd. Avg.		Exercise	Wtd. Avg.
	Number	Price	Exercise	Number	Price	Exercise
	of Shares	Per Share	Price	of Shares	Per Share	Price
Balance at December 28, 2002	920,946	$1.39-14.23	$7.41	2,163,550	$7.15-24.16	$16.82
Granted	18,775	12.75-15.34	15.14	436,725	12.12-16.68	15.08
Exercised	(91,401)	1.39-7.15	2.32	(40,500)	7.15	7.15
Canceled	(2,000)	7.15-15.26	11.21	(181,000)	7.15-22.30	18.39
Balance at December 27, 2003	846,320	2.71-15.34	8.12	2,378,775	7.15-24.16	16.55
Granted	—	—	—	737,000	13.45-24.36	17.49
Exercised	(327,908)	2.71-14.23	6.40	(87,316)	7.15-15.26	7.46
Canceled	(2,000)	12.75-15.34	14.05	(45,334)	7.15-15.51	12.60
Balance at December 25, 2004	516,412	2.71-15.34	9.19	2,983,125	7.15-24.36	17.11
Granted	—	—	—	330,500	12.39-16.71	14.22
Exercised	(116,250)	7.63-13.08	8.15	(61,500)	7.15	7.15
Canceled	(47,275)	13.89-15.34	13.95	(237,225)	12.12-24.36	19.50
Balance at December 31, 2005	352,887	$2.71-15.34	$8.90	3,014,900	$7.15-24.36	$16.80

A summary of information about the shares of common stock covered by outstanding and exercisable options under the option plans at December 31, 2005 follows:

	Outstanding			Exercisable
Range		Wtd. Avg.	Wtd. Avg.		Wtd. Avg.
of Exercise	Number	Remaining	Exercise	Number	Exercise
Prices	of Shares	Contractual Life	Price	of Shares	Price
$2.71-4.00	38,000	1.3 years	$3.50	38,000	$3.50
7.15-9.32	538,948	4.4 years	7.34	538,948	7.34
10.75-14.73	918,489	7.0 years	13.72	824,818	13.83
15.26-19.48	821,850	8.2 years	16.37	584,642	16.54
$20.27-24.36	1,050,500	6.7 years	22.53	1,013,161	22.53
	3,367,787	6.7 years	$15.98	2,999,569	$16.00

All outstanding options under the option plans will be cancelled as of the effective time of the proposed merger with The Talbots, Inc. (“Talbots”). See “Note N.”

THE J. JILL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock purchase plan

Under the Company’s Employee Stock Purchase Plan, eligible employees may be granted the opportunity to purchase common stock of the Company at 85% of market value on the first or last business day of the calendar year, whichever is lower. In connection with the proposed merger with Talbots, the offering termination date for the current offering period under the Employee Stock Purchase Plan was changed to, and the Employee Stock Purchase Plan will terminate on, the end date of the Company’s pay period during which the proxy statement for the special meeting of stockholders relating to the merger is mailed. See “Note N.”  See the consolidated statement of changes in stockholders’ equity for activity under the Employee Stock Purchase Plan. At December 31, 2005, the Employee Stock Purchase Plan authorized the issuance of options to purchase up to 600,000 shares of the Company’s common stock to eligible employees, of which 243,996 shares were available for issuance.

H.   Benefit plans:

The Company offers a savings plan (the “401(k) Plan”) to its employees, which permits participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. At the discretion of the Board of Directors, the Company may also make contributions for the benefit of all eligible employees under the 401(k) Plan. Employee eligibility is based on minimum age and employment requirements. Employees are not able to invest in Company stock in the 401(k) Plan. The Company contributed $727,000, $598,000 and $530,000 to the 401(k) Plan for fiscal 2005, fiscal 2004 and fiscal 2003, respectively.

I.   Deferred compensation:

Effective January 1, 2002, the Company established an unfunded deferred compensation plan (the “2002 DCP”) to provide benefits for management and members of the Board of Directors. Effective January 1, 2005, the Company established a second deferred compensation plan (the “2005 DCP”) that incorporated the requirements on deferred compensation imposed by new Internal Revenue Code Section 409A. The 2002 DCP and the 2005 DCP together are referred to hereafter as the “Plans.”  The Plans provide for (i) elective deferrals of salary, incentive compensation and board member fees on a pre-tax basis within limits specified by the Plans (“compensation deferrals”), (ii) discretionary contributions by the Company (“discretionary contributions”), which may be made subject to vesting requirements, and (iii) certain other contributions by the Company to be made in connection with the Company’s annual discretionary match for its 401(k) Plan, if any (“other contributions”). Participants in the Plans are required to designate how they would like their compensation deferrals, discretionary contributions and other contributions to be measured based on the various measurement options provided by the Plans. Accrued deferred compensation payable at December 31, 2005 and December 25, 2004 was $5,060,000 and $3,845,000, respectively, and is included in accrued expenses. The deferred compensation payable includes only vested balances. All unvested discretionary contributions under the Plan will vest in full as of the effective time of the proposed merger with Talbots. See “Note N.”

Separately, the Company, at its discretion, transferred $1,356,000 and $1,099,000 during fiscal 2005 and fiscal 2004, respectively, to a trust. The trust assets at December 31, 2005 and December 25, 2004 were $6,444,000 and $4,741,000, respectively, net of investment gains and losses and various fees and expenses. The trust assets are invested in corporate owned life insurance in a manner that is designed to approximate the measurement designations of the participants in the Plans, for both vested and unvested balances. Investments are exposed to various risks, such as interest rate, market and credit risks. Due to the level of

THE J. JILL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

risk associated with certain investments, it is at least reasonably possible that changes in the values of these investments will occur in the near term and that such changes will also impact participant deferred compensation balances based on the measurement designations made by the participants in the Plans. Changes in value of the trust assets are intended to mirror changes in the value of the participants’ deferred compensation accounts. The trust assets are included in other non-current assets.

J.   Income taxes:

The Company recognizes its deferred tax assets and liabilities based on the temporary differences between the financial statement basis and tax basis of its assets and liabilities using tax rates enacted to be in effect in the years in which the differences are expected to reverse. The Company’s net deferred tax assets are fully recognized to the extent that the Company believes that it is more likely than not that such net deferred tax assets will be realized. To the extent that the Company believes that its net deferred tax assets will not be realized, the Company provides a valuation allowance against those assets.

A summary of the significant components of deferred tax assets and liabilities follows (in thousands):

	December 31, 2005	December 25, 2004
Deferred tax assets:
Current:
Net operating losses	$335	$554
Inventory	4,328	3,896
Reserve for customer returns	2,615	2,988
Deferred compensation	2,018	1,533
Other	2,342	1,964
Total current deferred tax assets	11,638	10,935
Non-current:
Net operating losses	260	451
Deferred credits from landlords	—	20
Other	50	—
Total non-current deferred tax assets	310	471
Total deferred tax assets	11,948	11,406
Deferred tax liabilities:
Current:
Prepaid catalogs	1,326	1,174
Non-current:
Property and equipment	3,121	7,162
Deferred credits from landlords	1,692	—
Total non-current deferred tax liabilities	4,813	7,162
Total deferred tax liabilities	6,139	8,336
Net deferred tax assets before valuation allowance	5,809	3,070
Less: Valuation allowance	(260)	(150)
Net deferred tax assets	$5,549	$2,920

Section 382 of the Internal Revenue Code of 1986, as amended, restricts a corporation’s ability to use its federal net operating loss (“NOL”) carryforwards following certain “ownership changes.”  The Company determined that such an ownership change occurred as a result of its initial public offering (“IPO”), and accordingly, the amount of the Company’s pre-IPO federal NOL carryforwards available for

THE J. JILL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

use in any particular taxable year is limited to $1,486,000 annually. The Company utilized $1,486,000 in federal NOL carryforwards during fiscal 2005. At December 31, 2005, the Company had available federal NOL carryforwards of approximately $958,000, which expire in 2006. The realizability of the Company’s federal NOL carryforwards could be affected by the proposed merger with Talbots. See “Note N.” At December 31, 2005 and December 25, 2004, the Company placed a valuation allowance of $260,000 and $150,000, respectively, against a portion of its deferred tax assets related to state NOL carryforwards as a result of its determination that it was more likely than not that the tax benefit of these state NOL carryforwards would not be realized.

A summary of the components of the provision for income taxes follows (in thousands):

	Twelve Months Ended
	December 31, 2005	December 25, 2004	December 27, 2003
	(53 weeks)
Current:
Federal	$2,553	$4,026	$2,058
State	1,106	874	1,517
Deferred:
Federal	(2,327)	601	1,922
State	(117)	795	(624)
Provision for income taxes	$1,215	$6,296	$4,873

A reconciliation of the difference in income taxes at the U.S. federal statutory rate and the income tax provision as reported follows (in thousands):

	Twelve Months Ended
	December 31, 2005	December 25, 2004	December 27, 2003
	(53 weeks)
Provision for income taxes at the U.S. federal statutory rate	$955	$5,251	$4,164
State taxes, net of federal tax benefits	545	952	818
Valuation allowance on state NOL carryforwards	110	150	(119)
Tax-exempt interest	(312)	(76)	—
Other (1)	(83)	19	10
Provision for income taxes at effective rate	$1,215	$6,296	$4,873

(1)          Other consists primarily of amounts related to deferred compensation, meals and entertainment, non-deductible compensation and changes in estimates for tax contingencies.

K.   Commitments and contingencies:

Lease commitments

The Company leases certain of its facilities under non-cancelable operating leases having initial or remaining terms of more than one year. Many of the Company’s leases contain scheduled increases in annual rent payments and the majority of the Company’s leases also require the Company to pay maintenance, insurance and real estate taxes. Additionally, certain of the Company’s leases include

THE J. JILL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

provisions for the payment of additional rent based on a percentage of sales over an established minimum. Such amounts were less than $50,000 in all periods presented. Rent expense, excluding maintenance, insurance and real estate taxes, totaled $26,047,000, $22,733,000 and $19,660,000 during fiscal 2005, fiscal 2004 and fiscal 2003, respectively.

At December 31, 2005, the future minimum lease payments, excluding maintenance, insurance and real estate taxes, for operating leases having a remaining term in excess of one year at such date were as follows (in thousands):

Fiscal 2006	$31,266
Fiscal 2007	34,859
Fiscal 2008	35,387
Fiscal 2009	35,707
Fiscal 2010	32,331
Thereafter	82,336
Total	$251,886

In addition to the commitments represented in the above table, the Company enters into a number of cancelable and non-cancelable commitments during the year. Typically, these commitments are for less then a year in duration and are principally focused on the construction of new retail stores and the procurement of inventory. The Company typically commits to construction costs one to six months in advance of a new retail store opening and actual construction typically begins two to three months before the store opens. Preliminary commitments with the Company’s private label merchandise vendors typically are made five to seven months in advance of planned receipt date. Initial merchandise commitments for branded merchandise typically are made four to six months before planned receipt date.

A majority of the Company’s retail store leases contain provisions that allow us to terminate the lease early if certain predetermined annual sales levels are not met. In a minority of the retail store leases, the landlord is also granted this termination right. Generally, these provisions allow the lease to be terminated following the third, fourth or fifth year of the lease. Should the lease be terminated under these provisions, a majority of the leases obligate the Company to reimburse the landlord for the unamortized portion of any landlord allowance previously paid to the Company.  See “Note B.”

Legal proceedings and other contingencies

In August 2003, a Complaint was served on The Birch Pond Group, Inc. (a subsidiary of The J. Jill Group, Inc. which was later converted into, and is now known as, J. Jill, LLC) in a civil action filed in the California Superior Court, Riverside County, against The Birch Pond Group, Inc. and certain fictitiously named and unknown defendants who allegedly were operating J. Jill stores within the State of California. This action, allegedly on behalf of a class of salaried and non-salaried store workers, alleged, among other things, violations of various provisions of the California Labor Code and related regulations regarding meal periods, rest periods and coerced patronage, and unfair competition. In April 2005, the parties executed a settlement agreement and the Court certified a class (for settlement purposes only) and preliminarily approved the settlement agreement. In September 2005, the Court approved the settlement agreement and entered an order and final judgment. In November 2005, the Company made payments of claims to class members as well as attorney’s fees, costs and class representative enhancements. In December 2005, the Company filed with the Court and served on class counsel written certification of

THE J. JILL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

settlement administration. On February 10, 2006, class counsel filed with the Court and served the Company with acknowledgement of full satisfaction of judgment.

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

At the beginning of 2005, the Company changed its segment reporting as a result of changes in the way management views the business. Inventory control costs, previously disclosed in other, have been reclassified to the retail and direct segments. Additionally, certain order fulfillment costs previously recorded in the direct segment have been reclassified to inventory distribution costs and allocated to the retail segment. Segment information for fiscal 2004 and fiscal 2003 has been reclassified to conform to current period presentation.

The Company evaluates its segment profitability based on the contribution of each segment. Segment contribution represents each segment’s net sales less direct costs related to the segment’s operations. Direct costs for the retail and direct segments include merchandise acquisition and inventory control costs and inventory markdowns. Direct costs also include retail store selling, occupancy, depreciation, inventory distribution and administrative costs for the retail segment and catalog costs, certain order processing and fulfillment costs and internet selling costs for the direct segment. Segment contribution less other and general and administrative expenses is equal to operating income. Other represents unallocated shared-service costs such as merchandising, product development, sourcing and distribution facility costs, as well as outlet store revenues and expenses. General and administrative expenses include corporate executive management costs, support service costs (e.g., shared information systems, finance and human resources) and corporate headquarters occupancy costs.

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

The accounting policies of the Company’s segments are the same as those described in “Note B.”  Inter-segment balances and transactions have been eliminated.

THE J. JILL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes financial information by segment and provides a reconciliation of segment contribution to operating income (in thousands):

	Twelve Months Ended
	December 31, 2005	December 25, 2004	December 27, 2003
	(53 weeks)
Net sales:
Retail	$282,751	$238,776	$176,762
Direct	159,978	191,074	194,993
Other (1)	6,983	5,017	5,149
Total net sales	$449,712	$434,867	$376,904
Reconciliation to operating income:
Retail segment contribution	$16,398	$19,736	$3,621
Direct segment contribution	36,915	44,059	45,267
Other (2)	(17,935)	(16,040)	(13,817)
General and administrative expenses	(32,762)	(32,419)	(22,434)
Operating income	$2,616	$15,336	$12,637
Depreciation and amortization:
Retail	$16,935	$14,065	$10,928
Other (3)	5,820	4,598	5,203
Total depreciation and amortization	$22,755	$18,663	$16,131
Capital expenditures:
Retail	$29,221	$24,091	$31,330
Other (3)	6,799	4,693	2,935
Total capital expenditures	$36,020	$28,784	$34,265

(1)          Other represents outlet store net sales.

(2)          Other represents unallocated shared-service costs and outlet store revenues and expenses.

(3)          Other includes expenses or expenditures related to unallocated capital assets and outlet stores.

The following table summarizes identifiable assets by segment (in thousands):

	Retail	Direct	Unallocated Assets	Total
Identifiable assets:
December 31, 2005	$144,080	$21,316	$122,079	$287,475
December 25, 2004	$132,539	$26,811	$123,346	$282,696

THE J. JILL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

M.   Quarterly financial data (unaudited):

The following tables contain selected quarterly consolidated financial data for fiscal 2005 and fiscal 2004 that was prepared on the same basis as the audited consolidated financial statements and includes all adjustments necessary to present fairly, in all material respects, the information set forth therein on a consistent basis.

	Fiscal 2005 Quarter Ended
	March 26, 2005	June 25, 2005	September 24, 2005	December 31, 2005
				(14 weeks)
Net sales	$98,369	$117,417	$102,969	$130,957
Gross margin	28,727	41,830	31,814	49,370
Net income (loss)	$(2,708)	$3,870	$(2,688)	$3,040
Earnings (loss) per share:
Basic	$(0.13)	$0.19	$(0.13)	$0.15
Diluted	$(0.13)	$0.19	$(0.13)	$0.15

	Fiscal 2004 Quarter Ended
	March 27, 2004	June 26, 2004	September 25, 2004	December 25, 2004
Net sales	$99,929	$120,561	$94,933	$119,444
Gross margin	35,082	47,148	30,103	44,124
Net income (loss)	$2,237	$6,529	$(2,660)	$2,600
Earnings (loss) per share:
Basic	$0.11	$0.33	$(0.13)	$0.13
Diluted	$0.11	$0.32	$(0.13)	$0.13

The sum of the quarterly EPS amounts may not equal the full year amount since the computations of the weighted average shares outstanding for each quarter and the full year are made independently.

N.   Subsequent Event:

On February 5, 2006, J. Jill entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Talbots and Jack Merger Sub, Inc., a wholly owned subsidiary of Talbots (“Merger Sub”). Pursuant to the Merger Agreement, Talbots will acquire J. Jill in a taxable all-cash transaction whereby Merger Sub will merge with and into J. Jill (the “Merger”). J. Jill will continue as the corporation surviving the Merger and will become a wholly owned subsidiary of Talbots. The Merger Agreement provides, upon consummation of the Merger, for J. Jill’s stockholders to receive $24.05 in cash, without interest, for each share of common stock of J. Jill. Options outstanding under J. Jill’s stock option plans, whether or not exercisable or vested, will be cancelled as of the effective time of the Merger. Holders of options will be entitled to receive a cash payment (less required tax withholdings) equal to the excess, if any, of $24.05 over the exercise price of each such option, multiplied by the amount of shares covered by each such option. The Merger Agreement is subject to adoption by J. Jill’s stockholders, as well as the satisfaction or waiver of other conditions, including, among others, the expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The Merger Agreement contains certain termination rights and provides that, upon the termination of the Merger Agreement under specified circumstances, J. Jill will be required to pay Talbots a termination fee of $18,000,000.

THE J. JILL GROUP, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance Beginning of Period	Amounts Charged to Net Income	Write-Offs Against Reserve	Balance End of Period
Accrued Customer Returns:
Year ended December 31, 2005	$7,494	$64,468	$65,404	$6,558
Year ended December 25, 2004 (1)	$7,289	$65,683	$65,478	$7,494
Year ended December 27, 2003 (1)	$7,328	$64,439	$64,478	$7,289

(1)          Certain fiscal 2004 and fiscal 2003 information has been reclassified to conform to fiscal 2005 presentation.

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Consolidated Financial Disclosure

Not applicable.

Item 9A.                Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2005. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2005 our disclosure controls and procedures, as defined in Rule 13a-15(e), were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2005 based on the framework described by the Committee of Sponsoring Organizations of the Treadway Commission in its report “Internal Control—Integrated Framework” (the “COSO framework”). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has audited our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

Our management carried out an evaluation, with the participation of the principal executive officer and the principal financial officer, of changes in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Based on this evaluation, our management has determined that no change in our internal control over financial reporting occurred during the fourth quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.               Other Information

None.

PART III

Item 10.                 Directors and Executive Officers of the Registrant

The following table sets forth certain information concerning each of our directors and executive officers:

Name	Age	Position
Gordon R. Cooke	60	President, Chief Executive Officer, and Chairman of the Board of Directors; Director
Dennis J. Adomaitis	55	Executive Vice President/Retail Stores
Olga L. Conley	47	Executive Vice President/Chief Financial Officer and Chief Administrative Officer
Lisa T. Bayne	53	Executive Vice President/Chief Marketing Officer
John Fiske	41	Senior Vice President/Human Resources
Peter J. Clinch	47	Senior Vice President/Inventory Management
William E. Engbers (1)	63	Director
Brett D. Heffes (1)(2)	38	Director
James G. Held (2)(3)	56	Director
Thomas J. Litle (2)	65	Director
Ruth M. Owades (3)	57	Director
Michael P. Sherman (1)(3)	53	Director

(1)          Member of the Audit Committee.

(2)          Member of the Nominating and Corporate Governance Committee.

(3)          Member of the Compensation Committee.

GORDON R. COOKE has been President and Chief Executive Officer and a director since joining us in December 1995 and Chairman of the Board of Directors since August 1997.  Mr. Cooke’s current term as a director will expire at our 2008 annual meeting of stockholders or special meeting in lieu thereof.

DENNIS J. ADOMAITIS has been Executive Vice President/Retail Stores since October 2003. From June 2000 until October 2003, he was President of The Birch Pond Group, Inc., a wholly owned subsidiary of The J. Jill Group, Inc. (the “Company”), and from March 1999 until June 2000, he served as President—J. Jill Retail.

OLGA L. CONLEY has been Executive Vice President/Chief Financial Officer and Chief Administrative Officer since June 2005. Ms. Conley was Executive Vice President/Chief Financial Officer from October 2003 to June 2005, President—Corporate Services and Chief Financial Officer from March 2001 to October 2003, and Senior Vice President—Finance and Chief Financial Officer from May 1998 to March 2001. She became Chief Financial Officer in August 1997 and was Treasurer from August 1993 to June 2005. She also served as Vice President of Finance from June 1996 to May 1998.

LISA T. BAYNE has been Executive Vice President/Chief Marketing Officer since October 2005. From December 2003 to August 2005, Ms. Bayne served as Senior Vice President, Brand for The Gymboree Corporation, a specialty retailer of apparel and accessories for women and children. From December 2001 to November 2003, Ms. Bayne was Senior Vice President, Marketing at Smith & Hawken, Ltd., a marketer of outdoor living products. Prior to 2001, Ms. Bayne served as Senior Vice President, Creative Services and Brand Marketing at Eddie Bauer, a specialty retailer of casual sportswear and accessories.

JOHN FISKE has been Senior Vice President/Human Resources since March 2005. From August 2002 to November 2004, Mr. Fiske was Vice President, Human Resources at Abercrombie &

Fitch Co., a retailer of casual apparel and accessories for men, women and children, and from September 1999 to June 2002, Mr. Fiske was Vice President, Human Resources and Organizational Development at Kenneth Cole Productions, Inc., a retailer of footwear, handbags, apparel and accessories for men, women and children.

PETER J. CLINCH has been Senior Vice President/Inventory Management since June 2003 and before that served as Vice President/Inventory Management from November 2001 to June 2003. From May 2001 to November 2001, Mr. Clinch was Senior Vice President, Inventory Management at Williams-Sonoma, Inc., a nationwide retailer of products for the home.

WILLIAM E. ENGBERS has been a director since July 1990. He is a venture capital consultant and was Manager, and subsequently Director, Venture Capital of Allstate Insurance Company from June 1989 until January 1999. Mr. Engbers has been either a director or chairman of over 25 corporations. Mr. Engbers’ current term as a director will expire at our 2006 annual meeting of stockholders or special meeting in lieu thereof.

BRETT D. HEFFES has been a director since April 2000. Since November 2002, Mr. Heffes has been the Chief Financial Officer and Treasurer of Winmark Corporation, a franchisor of retail brands and provider of equipment leasing services. From April 2002 until May 2002, Mr. Heffes was the Chief Financial Officer of Gearworks, Inc., a developer and marketer of wireless software. From July 2000 until March 2002, Mr. Heffes was Chief Financial Officer of Applied Epi, Inc. (now a division of Veero Instruments, Inc.), a developer and manufacturer of process equipment for compound semiconductor devices. Mr. Heffes’ current term as a director will expire at our 2007 annual meeting of stockholders or special meeting in lieu thereof.

JAMES G. HELD has been a director since September 2004. He has been Chairman of Shop at Home Network, LLC, a television retailing network, since November 2005 and President and Chief Executive Officer of JPBK Consulting Inc., a management consulting business, since its founding in January 2000. Mr. Held was Chairman of the Board and Acting Chief Executive Officer of SmartBargains, Inc., an online retailer of discounted branded products from January 2005 to November 2005. From November 1995 to December 1999, Mr. Held served in a variety of positions with Home Shopping Network and its parent company HSN, Inc., including President and Chief Executive Officer of Home Shopping Network from November 1995 to December 1999, Chairman of Home Shopping Network from December 1998 to December 1999 and Vice Chairman of HSN, Inc. from January 1997 to February 1998. Mr. Held’s current term as a director will expire at our 2008 annual meeting of stockholders or special meeting in lieu thereof.

THOMAS J. LITLE has been a director since May 1997. Since 1986, Mr. Litle has been Chairman of different Litle & Co. entities providing value added payment transaction services to direct marketers except for the period from September 1995 (when Litle & Co. was sold to First USA and its name was changed to Paymentech) through June 2001. From January 2001 to June 2001, Mr. Litle served as interim CEO of OrderTrust, Inc. Mr. Litle is a director of several privately owned companies. Mr. Litle’s current term as a director will expire at our 2008 annual meeting of stockholders or special meeting in lieu thereof.

RUTH M. OWADES has been a director since May 1997. Ms. Owades is the founder of Calyx & Corolla, Inc., a catalog business that offers consumers fresh-cut flowers and plants. She served Calyx & Corolla as Chairman from 1989 to March 2002 and as President and Chief Executive Officer from 1989 to 2000. Ms. Owades is a director of Armstrong Holdings, a manufacturer of building products used in homes and businesses. Ms. Owades’ current term as a director will expire at our 2007 annual meeting of stockholders or special meeting in lieu thereof.

MICHAEL P. SHERMAN has been a director since December 2004. He is a consultant in the direct marketing industry. Mr. Sherman served as Vice Chairman of Crosstown Traders, Inc., a direct marketing company offering apparel, food and gifts until its sale in June 2005. Crosstown Traders was formed in 2002 to purchase the specialty apparel and food catalog businesses of Federated Department Stores and its Fingerhut subsidiary. Prior to that, Mr. Sherman spent six years at Fingerhut Companies, Inc., most recently serving as President. Mr. Sherman’s current term as a director will expire at our 2006 annual meeting of stockholders or special meeting in lieu thereof.

Our executive officers are elected by our directors and hold office until the first directors’ meeting after the next annual meeting of stockholders or special meeting in lieu thereof, and thereafter until their successors are chosen and qualified, unless a shorter term is specified in the vote appointing them, or until they sooner die, resign, are removed or become disqualified.

Code of Ethics

We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer and principal accounting officer/controller. Our Board of Directors (the “Board”) has also adopted a Code of Business Conduct and Ethics as required by The NASDAQ Stock Market (“NASDAQ”) that applies to all of our employees, officers and directors. The Code of Ethics and the Code of Business Conduct and Ethics are available on our website at: www.jjill.com. We are satisfying Securities and Exchange Commission (“SEC”) disclosure requirements relating to amendments to and/or waivers of the Code of Ethics by posting such information on our website identified above.

Audit Committee

We have a separately designated standing Audit Committee established in accordance with the requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Audit Committee is currently composed of Mr. Engbers (Chairman), Mr. Heffes and Mr. Sherman. The Board has determined that each member of the Audit Committee is independent under applicable NASDAQ rules and the requirements of Section 10A(m)(3) and Rule 10A-3 under the Exchange Act and an “audit committee financial expert” within the meaning of applicable SEC rules, and has the financial sophistication and other attributes required under the applicable NASDAQ rules.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely upon review of Forms 3 and 4 and amendments thereto furnished to us during the 12 months ended December 31, 2005 (“fiscal 2005”) and Forms 5 and amendments thereto furnished to us with respect to fiscal 2005, or written representations that Form 5 was not required, we believe that all Section 16(a) filing requirements applicable to our officers, directors and greater-than-10% stockholders were fulfilled in a timely manner.

Item 11.                 Executive Compensation

Directors’ Compensation

Each director who is not an employee of the Company or any of its subsidiaries (“a Non-Employee Director”) receives a $50,000 annual retainer. Directors who are employees of the Company are not paid any separate fees for serving as directors. The Chairman of the Audit Committee receives an additional $10,000 annual retainer. The Chairman of the Compensation Committee and the Chairman of the Nominating and Corporate Governance Committee each receive an additional $5,000 annual retainer. All retainers are paid on a quarterly basis.

Under our Amended and Restated 2001 Incentive and Non-Statutory Stock Option Plan (the “2001 Stock Option Plan”) each Non-Employee Director is automatically granted an option to purchase 15,000 shares of common stock upon first joining our Board. Such option is immediately vested in full unless otherwise determined by the Compensation Committee prior to grant. In addition, in connection with each annual meeting of stockholders each Non-Employee Director who has served for at least six months before the meeting and continues to serve at the meeting is automatically granted an option to purchase 7,500 shares of common stock. Such option is immediately vested in full. All of the options automatically granted to Non-Employee Directors under the 2001 Option Plan have exercise prices equal to the closing price of the common stock on the date of grant as reported by NASDAQ and expire on the tenth anniversary of the date of grant.

Executive Compensation

The following table sets forth certain information concerning the compensation for services rendered in all capacities for fiscal 2005, the 12 months ended December 25, 2004 (“fiscal 2004”) and the 12 months ended December 27, 2003 (“fiscal 2003”) of our Chief Executive Officer, the four other most highly compensated executive officers serving at the end of fiscal 2005 and Stephen L. Pearson, our former Executive Vice President/Merchandising and Product Development, who would have been identified as one of the four other most highly compensated executive officers except that he was not serving as an executive officer at the end of fiscal 2005.

Summary Compensation Table

		Annual Compensation					Long-Term Compensation Awards
					Other
					Annual		Securities	All Other
					Compensation		Underlying	Compensation
Name and Principal Position	Period	Salary (1) (2) ($)	Bonus (2)($)		(2) (3) ($)		Options (4) (#)	(2) (5) ($)
Gordon R. Cooke	Fiscal 2005	$710,000	$0		$294,207	(6)	50,000	$51,576
President, Chief Executive	Fiscal 2004	680,000	576,488		252,890	(7)	100,000	51,276
Officer and Chairman	Fiscal 2003	650,000	0		251,847	(8)	50,000	58,902
of the Board of Directors
Dennis J. Adomaitis	Fiscal 2005	425,000	0		*		20,000	7,258
Executive Vice President/	Fiscal 2004	425,000	242,628		*		50,000	7,722
Retail Stores	Fiscal 2003	412,500	0		*		25,000	6,658
Olga L. Conley	Fiscal 2005	400,000	0		*		15,000	3,123
Executive Vice President/	Fiscal 2004	355,000	206,628		*		50,000	2,762
Chief Administrative	Fiscal 2003	317,500	0		*		25,000	3,606
Officer and Chief Financial
Officer
John Fiske	Fiscal 2005	222,115	165,000	(9)	205,523	(10)	30,000	190
Senior Vice President/	Fiscal 2004	n/a	n/a		n/a		n/a	n/a
Human Resources	Fiscal 2003	n/a	n/a		n/a		n/a	n/a
Peter J. Clinch	Fiscal 2005	245,000	0		*		10,000	54,513	(11)
Senior Vice President/	Fiscal 2004	235,000	67,500		*		25,000	49,950	(11)
Inventory Management	Fiscal 2003	202,500	0		*		10,000	40,913	(11)
Stephen L. Pearson	Fiscal 2005	400,000	0		*		15,000	6,467
formerly Executive Vice	Fiscal 2004	375,000	212,628		*		50,000	6,167
President/ Merchandising	Fiscal 2003	173,077	140,000	(12)	350,000	(13)	50,000	567
and Product Development

(1)           Amounts reported for each period include amounts deferred by the named individuals pursuant to our 401(k) plan and trust and our deferred compensation plans. Amounts shown do not include amounts expended by us pursuant to plans (including group disability, life and health) that do not discriminate in scope, terms or operation in favor of officers and directors and are generally available to all salaried employees.

(2)           Amounts reported for each period include amounts that have been earned with respect to that period but may have been paid in a subsequent period.

(3)           In accordance with the rules of the SEC, perquisites and other benefits, securities and property that, in the aggregate, do not equal or exceed the lesser of either $50,000 or 10 percent of the total annual salary and bonus reported for the named executive officer for the period in question do not need to be reported, and in such cases an asterisk appears in the table.

(4)           We did not grant any restricted stock awards or stock appreciation rights or make any long-term incentive plan payouts to any of the executive officers during any of the reported periods.  All options are for the purchase of shares of common stock.

(5)           The amounts reported include the following Company matching contributions pursuant to our 401(k) plan and trust for fiscal 2005, fiscal 2004 and fiscal 2003, respectively, for the benefit of the named individuals: Mr. Cooke, $2,520, $2,460 and $2,400; Mr. Adomaitis, $2,520, $2,460 and $2,400; Ms. Conley, $2,520, $2,460 and $2,400; Mr. Fiske $190, $0 and $0; Mr. Clinch, $2,520, $2,460, and $2,215; and Mr. Pearson, $2,520, $0 and $0. The amounts reported include the following Company matching contributions pursuant to our deferred compensation plans for fiscal 2005, fiscal 2004 and fiscal 2003, respectively, for the benefit of the named individuals: Mr. Cooke, $1,680, $1,440 and $1,200; Mr. Adomaitis, $1,680, $1,440 and $1,200; Ms. Conley, $0, $0 and $0; Mr. Fiske, $0, $0 and $0; Mr. Clinch, $1,680,  $1,440 and $1,385; and Mr. Pearson, $1,680, $3,900 and $0. The amounts reported also include premiums paid for term life insurance policies for fiscal 2005, fiscal 2004 and fiscal 2003, respectively, for the benefit of the named individuals: Mr. Cooke, $47,376, $47,376 and $55,302; Mr. Adomaitis, $3,058, $3,822 and $3,058; Ms. Conley, $603, $302 and $1,206; Mr. Fiske, $0, $0 and $0; Mr. Clinch, $1,313, $1,050 and $1,313; and Mr. Pearson, $2,267, $2,267 and $567.

(6)           Includes the provision of a residence by us to Mr. Cooke, at an expense to us of $101,919, as well as the payment of $125,617 by us to Mr. Cooke to offset the tax burden assumed by Mr. Cooke in connection with his receipt of certain perquisites and other non-cash benefits from us, including but not limited to the aforementioned residence.

(7)           Includes the provision of a residence by us to Mr. Cooke, at an expense to us of $102,784, as well as the payment of $107,335 by us to Mr. Cooke to offset the tax burden assumed by Mr. Cooke in connection with his receipt of certain perquisites and other non-cash benefits from us, including but not limited to the aforementioned residence.

(8)           Includes the provision of a residence by us to Mr. Cooke, at an expense to us of $101,559, as well as the payment of $105,987 by us to Mr. Cooke to offset the tax burden assumed by Mr. Cooke in connection with his receipt of certain perquisites and other non-cash benefits from us, including but not limited to the aforementioned residence.

(9)           The amount reported is the amount paid to Mr. Fiske as a bonus that was guaranteed to him in connection with his joining us in fiscal 2005.

(10)     Includes reimbursement of moving expenses paid to Mr. Fiske, at an expense to us of $104,286, as well as the payment of $74,745 by us to Mr. Fiske to offset the tax burden assumed by Mr. Fiske in connection with his receipt of certain perquisites and other non-cash benefits from us, including but not limited to the aforementioned reimbursement of moving expenses. Also includes $26,492 in relocation expenses paid directly to vendors.

(11)     Includes $49,000, $45,000 and $36,000 in discretionary Company contributions made to our deferred compensation plans for the benefit of Mr. Clinch for fiscal 2005, fiscal 2004 and fiscal 2003, respectively. Such contributions vest 20% per year over a five-year period, with vesting on any vesting date contingent upon Mr. Clinch being employed on such date. Pursuant to the terms of the deferred compensation plans, in the event of a change in control (as defined in the plan), these contributions, to the extent not otherwise vested, become vested in full.

(12)     The amount reported is the amount paid to Mr. Pearson as a bonus that was guaranteed to him in connection with his joining us in fiscal 2003.

(13)     Includes reimbursement of moving expenses paid to Mr. Pearson, at an expense to us of $212,450, as well as the payment of $100,000 by us to Mr. Pearson to offset the tax burden assumed by Mr. Pearson in connection with his receipt of certain perquisites and other non-cash benefits from us, including but not limited to the aforementioned reimbursement of moving expenses. Also includes $37,550 in relocation expenses paid directly to vendors.

Option Grants

The following table sets forth certain information regarding stock options granted during fiscal 2005 by us to the individuals named in the Summary Compensation Table:

Option Grants in Last Fiscal Year

	Individual Grants					Potential Realizable Value
	Number of		Percent of Total			at Assumed Annual Rates of
	Shares Underlying		Options Granted	Exercise		Stock Price Appreciation for
	Options Granted		to Employees	Price per Share	Expiration	Option Term (3)
Name	(#) (1)		in Fiscal 2005	($/Sh)	Date (2)	5% ($)	10% ($)
Gordon R. Cooke	50,000	(4)	15.1%	$14.73	6/20/2015	$463,181	$1,173,791
Dennis J. Adomaitis	20,000	(4)	6.1	14.73	6/20/2015	185,272	469,517
Olga L. Conley	15,000	(4)	4.5	14.73	6/20/2015	138,954	352,137
John Fiske	20,000	(5)	6.1	12.39	3/14/2015	155,840	394,929
	10,000	(4)	3.0	14.73	6/20/2015	92,636	234,758
Peter J. Clinch	10,000	(4)	3.0	14.73	6/20/2015	92,636	234,758
Stephen L. Pearson	15,000	(4)	4.5	14.73	6/20/2015	138,954	352,137

(1)           These options are exercisable during the holder’s lifetime only by the holder, and by the holder only while the holder is our employee, and for certain limited periods of time thereafter in the event of retirement, death or termination of employment other than for cause.

(2)           All options will be cancelled as of the effective time of the proposed merger with The Talbots, Inc. See “Item 1. Business.”

(3)           Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based upon assumed rates of share price appreciation set by the SEC of five percent and ten percent compounded annually from the date the respective options were granted to their expiration date. The gains shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise. Actual gains, if any, are dependent on the performance of the common stock and the date on which the option is exercised. There can be no assurance that the amounts reflected will be achieved. All options outstanding under J. Jill’s stock option plans, whether or not exercisable or vested, will be cancelled as of the effective time of the proposed merger with The Talbots, Inc. In connection with the proposed merger, holders of options will be entitled to receive a cash payment (less any required tax withholdings) equal to the excess, if any, of $24.05 over the exercise price of each such option multiplied by the amount of shares covered by each such option. See “Item 1. Business.”

(4)           These options were fully vested upon grant.

(5)           These options vest as to one-third of the shares which may be purchased thereunder on the first anniversary of the date of grant, and as to an additional one-third of such shares on each of the second and third anniversaries of the date of grant, contingent upon the option holder’s continued employment with us or one of our wholly owned subsidiaries on such vesting date. In addition, in the event of the death of the option holder while an employee and before expiration of the option, the options vest in full. These options are also subject to accelerated vesting in the event that a “Qualified Sale” occurs and immediately prior to the closing of such “Qualified Sale” the holder is an employee. Immediately prior to such closing these options will become exercisable as to an additional one-third of the shares subject to the options. “Qualified Sale” means the sale of all or substantially all of our assets or issued and outstanding capital stock or a merger or consolidation involving us in which our stockholders immediately before such merger or consolidation do not own capital stock or other equity interests of the surviving corporation or entity representing more than 50% in voting power of the capital stock or other equity interests of such surviving corporation or entity outstanding immediately after such merger or consolidation.

Option Exercises and Fiscal Year-End Values

The following table sets forth certain information concerning the number and value of stock options exercised by each of the individuals named in the Summary Compensation Table during fiscal 2005 and of unexercised stock options held by each of such individuals on December 31, 2005. All such options were for the purchase of shares of common stock.

Aggregated Option Exercises In Last Fiscal Year and Fiscal Year-End Option Values

			Number of Securities Underlying		Value of Unexercised
			Unexercised Options Held at		In-the-Money Options Held at
	Shares Acquired	Value	December 31, 2005 (#) (1)		December 31, 2005 ($) (2)
Name	on Exercise (#)	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Gordon R. Cooke	0	$0	1,234,833	50,001	$5,346,404	$156,503
Dennis J. Adomaitis	0	0	433,083	25,001	1,798,395	78,253
Olga L. Conley	0	0	298,029	25,001	1,159,454	78,253
John Fiske	0	0	10,000	20,000	43,000	132,800
Peter J. Clinch	0	0	49,999	10,001	206,013	36,037
Stephen L. Pearson	0	0	81,665	33,335	300,492	136,507

(1)          All options outstanding under J. Jill’s stock option plans, whether or not exercisable of vested, will be cancelled as of the effective time of the proposed merger with The Talbots, Inc. See “Item 1. Business.”

(2)          Value is based on the last sales price of the common stock before the end of fiscal 2005 ($19.03 per share on December 30, 2005), as reported by NASDAQ, less the applicable option exercise price. In connection with the proposed merger, holders of options will be entitled to receive a cash payment (less any required tax withholdings) equal to the excess, if any, of $24.05 over the exercise price of each such option, multiplied by the amount of shares covered by each such option.  See “Item 1. Business.”

Certain Agreements with Executive Officers

Severance Agreements

Each of Gordon R. Cooke, Dennis J. Adomaitis, Olga L. Conley, Lisa T. Bayne, John Fiske and Peter J. Clinch is a party to a severance agreement with us. Each severance agreement provides for a lump sum payment of one year of base salary and continued group medical/dental insurance for up to 12 months in the event of termination of the executive’s employment by us without cause (as defined in the severance agreement) or by the executive with good reason (as defined in the severance agreement), in exchange for the executive’s execution of a release of any claims against us. The severance agreements supersede any prior agreements relating to severance payments.

Stephen L. Pearson, our former Executive Vice President/Merchandising and Product Development, entered into a letter agreement, dated December 7, 2005, related to the termination of his employment with us. Pursuant to the agreement, Mr. Pearson executed a release of any claims against us, and we made a lump-sum severance payment to Mr. Pearson equal to his total annual salary of $400,000 and will provide him miscellaneous other benefits, including continuation of group medical/dental insurance for a period of up to 18 months after his last day of employment with us. In addition, in the event a change in control (as defined in the agreement) occurs at any time on or before December 31, 2006, Mr. Pearson will be paid supplemental compensation in the lump-sum amount of $729,552 subject to his continuing compliance with certain ongoing obligations under the agreement and his executing a second release of claims.

Change In Control Severance Agreements

Each of Gordon R. Cooke, Dennis J. Adomaitis, Olga L. Conley, Lisa T. Bayne, John Fiske and Peter J. Clinch is a party to a change in control severance agreement with us. Each change in control severance agreement provides for the following benefits in the event of termination of the executive’s employment by us without cause (as defined in the change in control severance agreement) or by the executive with good reason (as defined in the change in control severance agreement) following a change in control (as defined in the change in control severance agreement), or prior to a change in control if terminated at the direction of a person who has entered into a change in control transaction with us or if the executive terminates his or her employment for good reason if the circumstance or event which constitutes good reason occurs at the direction of a person who has entered into a change of control transaction with the us, in exchange for the executive’s execution of a release of any claims against us:  (i) a lump sum payment of two times the executive’s annual base salary, (ii) a lump sum payment of a pro rata portion of the executive’s maximum bonus for any incomplete performance period, (iii) continued life, disability, accident and health insurance benefits for up to 24 months, (iv) accelerated vesting of stock options, (v) a tax gross up payment with respect to any “parachute payments” under Section 280G of the Internal Revenue Code, and (vi) in the case of Mr. Cooke and Ms. Conley, a lump sum payment of two times their maximum bonus for the year in which termination occurs, and in the case of Mr. Adomaitis and Ms. Bayne, a lump sum payment equal to the bonus payments received by them with respect to the two fiscal years immediately preceding the year in which termination occurs. These benefits supersede any post-termination payments that otherwise would be payable to the executives, including those under the severance agreements described above. The change in control severance agreements also supersede prior change in control severance agreements.

Leadership Incentive Program

Our executive officers are participating in our Leadership Incentive Program (the “LIP”) for fiscal 2006. The LIP covers the period commencing on January 1, 2006 and concluding on December 30, 2006 (the “Performance Period”). The LIP provides for cash-based incentives to be paid at the conclusion of the Performance Period based upon our achieving earnings per share (“EPS”) targets set by the Compensation Committee of the Board. The following table describes incentive ranges and payment percentages for eligible executive officers by level:

Title/Level	Performance Incentive Ranges	Incentive Payment as a Percent of Base Salary
Chief Executive Officer	Threshold	50%
	Target	100
	Maximum	200
Executive Vice Presidents	Threshold	40
	Target	80
	Maximum	120
Senior Vice Presidents	Threshold	30
(Executive Officers Only)	Target	60
	Maximum	90

The amount of the incentive payment for any executive officer for any Performance Period may be increased or decreased by up to ten percent of the payment amount determined by the performance percentage in the table, but in no event may the payment amount exceed the maximum performance percentage in the table.

Guaranteed Bonus

Lisa T. Bayne is a party to an agreement with us executed in connection with her hiring in October 2005 under which she is guaranteed bonus payments for the Spring 2006 and Fall 2006 seasons, each in the amount of $150,000. If Ms. Bayne becomes entitled to receive payments under her change in control severance agreement described above, those payments would supersede any remaining unpaid guaranteed bonus payments under her October 2005 agreement except to the extent, if any, that the remaining unpaid guaranteed bonus payments under her October 2005 agreement exceed the amount of the payment under her change in control severance agreement with respect to her bonus for incomplete performance periods.

Agreements to Protect Corporate Property

Each of our executive officers, including the persons named in the Summary Compensation Table, has signed an Agreement to Protect Corporate Property. The Agreement includes provisions relating to the protection of confidential information and intellectual property and covenants not to compete with us or solicit our employees.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of the Board is composed of independent, Non-Employee Directors. The Committee currently consists of Ruth M. Owades (Chairman), James G. Held and Michael P. Sherman, who joined the Committee in June 2005. Jonathan P. Ward, a former director, served as a member of the Compensation Committee during 2005 until June 2005.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

At the close of business on March 10, 2006, there were issued and outstanding 20,480,861 shares of our common stock. On March 10, 2006, the closing price of our common stock as reported by NASDAQ was $23.77 per share.

The following tables set forth the number of shares of our common stock beneficially owned, directly or indirectly, by each person known to us to own beneficially more than five percent of our outstanding common stock, by each director, by our Chief Executive Officer, by the four other most highly compensated executive officers serving at the end of fiscal 2005, by Stephen L. Pearson, our former Executive Vice President/Merchandising and Product Development, who would have been identified as one of the four other most highly compensated executive officers except that he was not serving as an executive officer at the end of fiscal 2005, and by our current executive officers and directors as a group, in each case based upon the beneficial ownership of such persons reported to us as of March 10, 2006. Beneficial ownership is determined in accordance with the rules of the SEC. Shares of our common stock issuable by us pursuant to options that may be exercised within 60 days after March 10, 2006, are deemed to be beneficially owned and outstanding for purposes of calculating the number of shares and the percentage beneficially owned by the applicable person. However, these shares are not deemed to be beneficially owned and outstanding for purposes of computing the percentage beneficially owned by any other person or entity. Each person has sole voting and investment power with respect to the shares listed and each person’s address is the address of our corporate offices, except where otherwise noted. The inclusion of shares listed below as beneficially owned does not constitute an admission of beneficial ownership.

Stock Ownership of Certain Beneficial Owners

The following table sets forth, as of March 10, 2006, the beneficial ownership of shares of our common stock by persons believed by our management to beneficially own more than 5% of our outstanding common stock. Except with respect to Gordon R. Cooke, our Chief Executive Officer, the information is based on the most recent Schedule 13G filed with the SEC on behalf of such persons or other information made available to us.

Name and Address of Beneficial Owner	Amount of Shares Beneficially Owned	Percentage of Shares Outstanding as of March 10, 2006
Kornitzer Capital Management Inc. (1)	1,752,243	8.6%
5420 West 61st Place
Shawnee Mission, KS 66205
Gordon R. Cooke (2)	1,455,749	6.7%
Harvest Management, LLC (3)	1,104,500	5.4%
James Morgan Rutman (3)
Nathaniel Bohrer (3)
Marjorie Gochberg Kellner (3)
600 Madison Avenue, 11th Floor
New York, NY 10022
T. Rowe Price Associates, Inc. (4)	1,049,100	5.1%
100 E. Pratt Street
Baltimore, MD 21202

(1)          We have received a copy of a report on Schedule 13G/A, with a signature dated January 31, 2006, filed by Kornitzer Capital Management, Inc. (“Kornitzer”). The report states that Kornitzer is an investment adviser with respect to the shares of common stock for the accounts of other persons who have the right to receive, and the power to direct the receipt of, dividends from, or the proceeds from the sale of, our common stock; and that Kornitzer has the shared voting and dispositive power as to all 1,752,243 shares.

(2)          See Stock Ownership of Management Table set forth below.

(3)          We have received a copy of a report on Schedule 13G, with signatures dated January 30, 2006, filed jointly by James Morgan Rutman, Nathaniel Bohrer and Marjorie Gochberg Kellner (collectively, the “Harvest Reporting Persons”), and Harvest Management L.L.C. (“Harvest Management”). The report states that the shares are beneficially owned by the following accounts under management by Harvest Management, which it may be deemed to beneficially own: 172,869 shares beneficially owned by Harvest Capital, L.P.; 178,161 shares beneficially owned by Wabash Harvest Partners, L.P.; 355,616 shares beneficially owned by Harvest Offshore Investors Ltd.; 21,989 shares beneficially owned by CL Harvest, LLC; 31,068 shares beneficially owned by Harvest AA Capital, L.P.; 50,259 shares beneficially owned by New Americans, L.L.C.; and 294,544 shares beneficially owned by TE Harvest Portfolio, Ltd; that the Harvest Reporting Persons are each principals of Harvest Management and thus may be deemed to beneficially own the shares beneficially owned by Harvest Management; and that Harvest Management and the Harvest Reporting Persons have the shared voting and dispositive power as to all 1,104,500 shares.

(4)          We have received a copy of a report on Schedule 13G/A, with a signature dated February 14, 2006 filed by T. Rowe Price Associates, Inc. (“TRP”). The report states that TRP is an investment adviser registered under Section 203 of the Investment Advisors Act of 1940; that TRP does not serve as custodian of the assets of any of its clients; that in each instance only the client or the client’s custodian or trustee bank has the right to receive dividends paid with respect to, and proceeds from the sale of, such securities; and that TRP has sole voting power as to 140,600 shares and sole dispositive power as to all 1,049,100 shares.

Stock Ownership of Management

The following table sets forth, as of March 10, 2006, the beneficial ownership of shares of our common stock by each director, by our Chief Executive Officer, by the four other most highly compensated executive officers serving at the end of fiscal 2005, by Stephen L. Pearson, our former Executive Vice President/Merchandising and Product Development, who would have been identified as one of the four other most highly compensated executive officers except that he was not serving as an executive officer at the end of fiscal 2005 and by our current executive officers and directors as a group.

Name and Address of Beneficial Owner	Shares Owned	Shares Subject to Options (1)	Total Shares Beneficially Owned	Percentage of Shares Outstanding as of March 10, 2006
Gordon R. Cooke	204,249	1,251,500	1,455,749	6.7%
Dennis J. Adomaitis	28,642	441,416	470,058	2.2%
Olga L. Conley	64,659	306,362	371,021	1.8%
John Fiske	—	16,666	16,666	*
Peter J. Clinch	2,719	53,332	56,051	*
Stephen L. Pearson (2)	53,598	—	53,598	*
Thomas J. Litle (3)	3,375	75,000	78,375	*
William E. Engbers (4)	225	63,750	63,975	*
Brett D. Heffes	—	62,000	62,000	*
Ruth M. Owades	3,750	50,250	54,000	*
James G. Held	—	37,500	37,500	*
Michael P. Sherman	—	30,000	30,000	*
All current executive officers and directors as a group (12 persons)	307,619	2,387,776	2,695,395	11.8%

*                    Less than 1.0% of the outstanding shares.

(1)          Includes shares issuable upon the exercise of one or more outstanding stock options issuable within 60 days following March 10, 2006.

(2)          Mr. Pearson ceased to be an executive officer in December 2005.

(3)          Includes 3,375 shares held by Mr. Litle’s wife.

(4)          Includes 225 shares held by Mr. Engbers’ wife. Mr. Engbers disclaims beneficial ownership of the shares held by his wife.

Equity Compensation Plans

The following table provides information as of December 31, 2005 regarding securities authorized for issuance under our equity compensation plans, including individual compensation arrangements. Our equity compensation plans include the Amended and Restated 1993 Incentive and Nonqualified Stock Option Plan (the “1993 Stock Option Plan”), the 2001 Stock Option Plan, and the Second Amended and

Restated 1998 Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”). All of these equity compensation plans have been approved by our stockholders.

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options and Rights (#) (1)	Weighted Average Exercise Price of Outstanding Options and Rights ($/Sh)	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Shares in Column (a)) (#)
Equity Compensation Plans Approved by Stockholders	3,367,787	$15.98	284,005
Equity Compensation Plans Not Approved by Stockholders	—	—	—
TOTAL	3,367,787	$15.98	284,005

(1)          Includes options to purchase 352,887 shares of common stock under the 1993 Stock Option Plan, and options to purchase 3,014,900 shares of common stock under the 2001 Stock Option Plan. No rights under the Employee Stock Purchase Plan were outstanding as of the close of business on December 31, 2005.

Item 13.                 Certain Relationships and Related Transactions

Lauren Cooke, the daughter of our President and Chief Executive Officer, is employed by us as Manager of Public Relations. During fiscal 2005, Ms. Cooke received aggregate compensation of $52,544 for her services. Ms. Cooke’s current annual salary is $75,000. Ms. Cooke is also party to a retention bonus agreement, pursuant to which she will receive $7,500 if she remains actively employed by us until the earlier of July 1, 2006 or the termination of her employment by us other than for cause (as defined in the retention bonus agreement).

Item 14.                 Principal Accounting Fees and Services

The aggregate fees for professional services rendered by PricewaterhouseCoopers LLP (“PwC”), our independent registered public accounting firm, for the fiscal years ended December 31, 2005 and December 25, 2004 were as follows:

	Twelve Months Ended
	December 31,	December 24,
Description	2005	2004
Audit Fees (1)	$1,007,000	$1,071,000
Audit-Related Fees (2)	16,000	222,000
Tax Fees (3)	59,000	105,000
All Other Fees (4)	101,000	—

(1)          Audit Fees are for the audit of our annual financial statements and financial statement schedule, the expression of opinions on management’s assessment of the effectiveness of internal control over financial reporting and on the effectiveness of internal control over financial reporting, and the review of quarterly financial statements.

(2)          Audit-Related Fees are for accounting and reporting consultations, employee benefit plan audits and other advisory services.

(3)          Tax Fees are for tax compliance, tax planning and tax advice, with respect to ongoing matters relating to the realignment of our organizational structure.

(4)           All Other Fees are for any services not included in the first three categories including consulting related to certain strategic considerations.

The Audit Committee has determined that PwC’s provision of services to us not related to the audit of our financial statements was at all relevant times compatible with that firm’s independence.

Pre-Approval Policies

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent auditor. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditor and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditor in accordance with this pre-approval, and the fees for the services performed to date. Specific services that were not contemplated by the annual budget may also be pre-approved, on a case-by-case basis, by the Audit Committee acting as a whole, or by a designated single member of the Audit Committee provided such services are then approved, on at least a quarterly basis, by the Audit Committee acting as a whole. None of the services provided by PwC for fiscal 2005 was obtained in reliance on the waiver of the pre-approval requirement afforded in SEC regulations.

PART IV

Item 15.                 Exhibits and Consolidated Financial Statement Schedules

(a)(1)            Financial Statements

The index to the consolidated financial statements follows:

(a)(2)            Financial Statement Schedule

The index to the Consolidated Financial Statement Schedule follows:

Page
Report of Independent Registered Public Accounting Firm on Financial
Statement Schedule (included in Report of Independent Registered Public Accounting Firm)	30
Schedule II—Valuation and Qualifying Accounts	58

(a)(3)            Exhibits

Set forth below are the exhibits of The J. Jill Group, Inc. and its wholly owned subsidiaries (“the Company”). Exhibits 10.1 through 10.46 include the Company’s compensatory plans or arrangements required to be filed as exhibits pursuant to Item 15(c) of Form 10-K.

Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
2.1

Agreement and Plan of Merger by and among The J. Jill Group, The Talbots, Inc. and Jack Merger Sub, Inc. dated as of February 5, 2006 (included as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed February 7, 2006, File No. 0-22480, and incorporated herein by reference)

Certificate of Incorporation and By-Laws
3.1

Restated Certificate of Incorporation of the Company (included as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 25, 1993, File No. 0-22480, and incorporated herein by reference)

3.2

Certificate of Amendment of Restated Certificate of Incorporation of the Company, dated June 1, 1999 (included as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 26, 1999, File No.  0-22480, and incorporated herein by reference)

3.3

Certificate of Amendment of Restated Certificate of Incorporation of the Company, dated June 5, 2001 (included as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, File No. 0-22480, and incorporated herein by reference)

3.4	By-Laws of the Company, as amended (included as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed November 24, 1999, File No. 0-22480, and incorporated herein by reference)
Material Contracts
10.1

Amended and Restated 2001 Incentive and Non-Statutory Stock Option Plan (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 28, 2005, File No. 0-22480, and incorporated herein by reference)

10.2

Amended and Restated 1993 Incentive and Nonqualified Stock Option Plan (included as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 1998, File No. 0-22480, and incorporated herein by reference)

10.3

Form of incentive stock option under 2001 Incentive and Non-Statutory Stock Option Plan, fully vested (included as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q the quarter ended June 25, 2005, File No. 0-22480, and incorporated herein by reference)

10.4

Form of non-statutory stock option under the 2001 Incentive and Non-Statutory Stock Option Plan, fully vested, for employees (included as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 25, 2005, File No. 0-22480, and incorporated herein by reference)

10.5

Form of non-statutory stock option under the 2001 Incentive and Non-Statutory Stock Option Plan, fully vested, for directors (included as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 25, 2005, File No. 0-22480, and incorporated herein by reference)

10.6

Form of incentive stock option under the 2001 Incentive and Non-Statutory Stock Option Plan, subject to vesting, for Chief Executive Officer (included as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 25, 2005, File No. 0-22480, and incorporated herein by reference)

10.7

Form of non-statutory stock option under the 2001 Incentive and Non-Statutory Stock Option Plan, subject to vesting, for Chief Executive Officer (included as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 25, 2005, File No. 0-22480, and incorporated herein by reference)

10.8

Form of incentive stock option under the 2001 Incentive and Non-Statutory Stock Option Plan, subject to vesting, for Operating Vice Presidents, Vice Presidents, Senior Vice Presidents and Executive Vice Presidents (included as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 25, 2005, File No. 0-22480, and incorporated herein by reference)

10.9

Form of non-statutory stock option under the 2001 Incentive and Non-Statutory Stock Option Plan, subject to vesting, for Operating Vice Presidents, Vice Presidents, Senior Vice Presidents and Executive Vice Presidents (included as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 25, 2005, File No. 0-22480, and incorporated herein by reference)

10.10

Form of incentive stock option under the 2001 Incentive and Non-Statutory Stock Option Plan, subject to vesting, for employees below the rank of Operating Vice President (included as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 25, 2005, File No. 0-22480, and incorporated herein by reference)

10.11

Form of non-statutory stock option under the 2001 Incentive and Non-Statutory Stock Option Plan, subject to vesting, for employees below the rank of Operating Vice President (included as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 25, 2005, File No. 0-22480, and incorporated herein by reference)

10.12

Third Amended and Restated 1998 Employee Stock Purchase Plan (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 8, 2006, File No. 0-22480, and incorporated herein by reference)

10.13

The J. Jill Group, Inc. 2006 Leadership Incentive Plan (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 27, 2006, File No. 0-22480, and incorporated herein by reference)

10.14

The J. Jill Group, Inc. Amended and Restated 2005 Incentive Compensation Plan (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 7, 2005, File No. 0-22480, and incorporated herein by reference)

10.15

The J. Jill Group, Inc. Fall Season Supplemental Executive Bonus Plan (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 7, 2005, File No. 0-22480, and incorporated herein by reference)

10.16

The J. Jill Group, Inc. 2005 Incentive Compensation Plan (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 23, 2004, File No. 0-22480, and incorporated herein by reference)

10.17

The J. Jill Group, Inc. 2005 Spring Season Supplemental Executive Bonus Plan (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 23, 2004, File No. 0-22480, and incorporated herein by reference)

10.18	2004 Fall Season Special Bonus Plan (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 22, 2004, File No. 0-22480, and incorporated herein by reference)
10.19

2004 Incentive Compensation Plan (included as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003, File No. 0-22480, and incorporated herein by reference)

10.20

Amended 2003 Incentive Compensation Plan (included as Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003, File No. 0-22480, and incorporated herein by reference)

10.21

The J. Jill Group, Inc. 2005 Deferred Compensation Plan (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 15, 2005, File No. 0-22480, and incorporated herein by reference)

10.22

Deferred Compensation Plan restated as of September 17, 2004 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 22, 2004, File No. 0-22480, and incorporated herein by reference)

10.23

Trust Agreement for The J. Jill Group, Inc. Deferred Compensation Plans restated as of January 1, 2005 (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 15, 2004, File No. 0-22480, and incorporated herein by reference)

10.24

Letter Agreement, dated April 24, 2005, between the Company and John J. Hayes (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 18, 2005, File No. 0-22480, and incorporated herein by reference)

10.25

Letter Agreement, dated January 19, 2006, between the Company and Stephen L. Pearson (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 24, 2006, File No. 0-22480, and incorporated herein by reference)

10.26

Employment Letter Agreement, dated October 17, 2005, between the Company and Lisa Bayne (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 20, 2005, File No. 0-22480, and incorporated herein by reference)

10.27

Agreement to Protect Corporate Property, effective as of December 10, 2004, between the Company and Dennis J. Adomaitis (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 15, 2004, File No. 0-22480, and incorporated herein by reference)

10.28	Agreement to Protect Corporate Property, dated December 10, 2004, between the Company and Peter J. Clinch
10.29

Agreement to Protect Corporate Property, effective as of December 10, 2004, between the Company and Olga L. Conley (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 15, 2004, File No. 0-22480, and incorporated herein by reference)

10.30

Agreement to Protect Corporate Property, effective as of December 10, 2004, between the Company and Gordon R. Cooke (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed December 15, 2004, File No. 0-22480, and incorporated herein by reference)

10.31

Agreement to Protect Corporate Property, effective as of December 10, 2004, between the Company and John J. Hayes (included as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed December 15, 2004, File No. 0-22480, and incorporated herein by reference)

10.32	Agreement to Protect Corporate Property, dated February 8, 2005, between the Company and John Fiske
10.33

Agreement to Protect Corporate Property, effective as of December 10, 2004, between the Company and Stephen L. Pearson (included as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed December 15, 2004, File No. 0-22480, and incorporated herein by reference)

10.34

Agreement to Protect Corporate Property, dated October 17, 2005, between the Company and Lisa Bayne (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 20, 2005, File No. 0-22480, and incorporated herein by reference)

10.35

Severance Agreement, dated December 21, 2005, between the Company and Gordon R. Cooke (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 23, 2005, File No. 0-22480, and incorporated herein by reference)

10.36

Severance Agreement, dated December 21, 2005, between the Company and Olga L. Conley (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 23, 2005, File No. 0-22480, and incorporated herein by reference)

10.37

Severance Agreement, dated December 21, 2005, between the Company and Dennis J. Adomaitis (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated December 23, 2005, File No. 0-22480, and incorporated herein by reference)

10.38

Severance Agreement, dated December 21, 2005, between the Company and Lisa T. Bayne (included as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 23, 2005, File No. 0-22480, and incorporated herein by reference)

10.39

Severance Agreement, dated December 21, 2005, between the Company and Peter J. Clinch (included as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on December 23, 2005, File No. 0-22480, and incorporated herein by reference)

10.40

Severance Agreement, dated December 21, 2005, between the Company and John Fiske (included as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on December 23, 2005, File No. 0-22480, and incorporated herein by reference)

10.41

Amended and Restated Change In Control Severance Agreement, dated January 27, 2006, between the Company and Gordon R. Cooke (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 27, 2006, File No. 0-22480, and incorporated herein by reference)

10.42

Amended and Restated Change In Control Severance Agreement, dated January 27, 2006, between the Company and Olga L. Conley (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 27, 2006, File No. 0-22480, and incorporated herein by reference)

10.43

Change In Control Severance Agreement, dated December 21, 2005 between the Company and Dennis J. Adomaitis (included as Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on December 23, 2005, File No. 0-22480, and incorporated herein by reference)

10.44

Change In Control Severance Agreement, dated December 21, 2005 between the Company and Lisa T. Bayne (included as Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on December 23, 2005, File No. 0-22480, and incorporated herein by reference)

10.45

Change In Control Severance Agreement, dated December 21, 2005 between the Company and Peter J. Clinch (included as Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on December 23, 2005, File No. 0-22480, and incorporated herein by reference)

10.46

Change In Control Severance Agreement, dated December 21, 2005 between the Company and John Fiske (included as Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on December 23, 2005, File No. 0-22480, and incorporated herein by reference)

10.47

Fifth Amended and Restated Loan Agreement, dated June 29, 2001, between the Company and Citizens Bank of Massachusetts, individually and as agent for the other lenders party to such agreement, HSBC Bank USA and Bank of New Hampshire, N.A. (included as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed July 17, 2001, File No. 0-22480, and incorporated herein by reference)

10.48

Security Agreement, dated June 29, 2001, between the Company and Citizens Bank of Massachusetts, as agent for the lenders (included as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed July 17, 2001, File No. 0-22480, and incorporated herein by reference)

10.49

Grant of Security Interest in Trademarks, dated June 29, 2001, between the Company and Citizens Bank of Massachusetts, as agent for the lenders (included as Exhibit 99.16 to the Company’s Current Report on Form 8-K filed July 17, 2001, File No. 0-22480, and incorporated herein by reference)

10.50

First Amendment to Fifth Amended and Restated Loan Agreement, dated August 28, 2001, between the Company and Citizens Bank of Massachusetts, individually and as agent for the other lenders party to such agreement, HSBC Bank USA and Bank of New Hampshire, N.A. (included as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2001, File No. 0-22480, and incorporated herein by reference)

10.51

Second Amendment to Fifth Amended and Restated Loan Agreement, dated July 25, 2002, by and among the Company and Citizens Bank of Massachusetts, HSBC Bank USA and Banknorth, N.A. f/k/a Peoples Heritage Bank, N.A., successor by merger to Bank of New Hampshire, N.A. and Citizens Bank of Massachusetts as agent for the lenders (included as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2002, File No. 0-22480, and incorporated herein by reference)

10.52

Third Amendment to Fifth Amended and Restated Loan Agreement, dated June 26, 2003, by and among the Company and Citizens Bank of Massachusetts, HSBC Bank USA, Banknorth, N.A. and Citizens Bank of Massachusetts as agent for the lenders (included as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2003, File No. 0-22480, and incorporated herein by reference)

10.53

Amended and Restated Revolving Note, dated June 26, 2003, between the Company and Citizens Bank of Massachusetts (included as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2003, File No. 0-22480, and incorporated herein by reference)

10.54

Amended and Restated Revolving Note, dated June 26, 2003, between the Company and HSBC Bank USA (included as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2003, File No. 0-22480, and incorporated herein by reference)

10.55

Amended and Restated Revolving Note, dated June 26, 2003, between the Company and Banknorth, N.A. (included as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2003, File No. 0-22480, and incorporated herein by reference)

10.56

Fourth Amendment to Fifth Amended and Restated Loan Agreement, dated September 30, 2004, between the Company and Citizens Bank of Massachusetts, HSBC Bank USA, Banknorth, N.A. and Citizens Bank of Massachusetts as agent for the lenders (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 1, 2004, File No. 0-22480, and incorporated herein by reference)

10.57

First Amendment to Amended and Restated Revolving Note, dated September 30, 2004, between the Company and Citizens Bank of Massachusetts (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 1, 2004, File No. 0-22480, and incorporated herein by reference)

10.58

First Amendment to Amended and Restated Revolving Note, dated September 30, 2004, between the Company and HSBC Bank USA, National Association (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed October 1, 2004, File No. 0-22480, and incorporated herein by reference)

10.59

First Amendment to Amended and Restated Revolving Note, dated September 30, 2004, between the Company and Banknorth, N.A. (included as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed October 1, 2004, File No. 0-22480, and incorporated herein by reference)

10.60

Fifth Amendment to Fifth Amended and Restated Loan Agreement, dated December 27, 2004, by and among the Company and Citizens Bank of Massachusetts, HSBC Bank USA, National Association and Banknorth, N.A. (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 28, 2004, File No. 0-22480, and incorporated herein by reference)

10.61

Amendment to Security Agreement, dated December 27, 2004, between the Company and Citizens Bank of Massachusetts, as agent for the lenders (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 28, 2004, File No. 0-22480, and incorporated herein by reference)

10.62

Security Agreement, dated December 27, 2004, between J. Jill, LLC and Citizens Bank of Massachusetts, as agent for the lenders (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed December 28, 2004, File No. 0-22480, and incorporated herein by reference)

10.63

Security Agreement, dated December 27, 2004, between J.J. Company, Inc. and Citizens Bank of Massachusetts, as agent for the lenders (included as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed December 28, 2004, File No. 0-22480, and incorporated herein by reference)

10.64

Security Agreement, dated December 27, 2004, between J. Jill, GP and Citizens Bank of Massachusetts, as agent for the lenders (included as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed December 28, 2004, File No. 0-22480, and incorporated herein by reference)

10.65

Guaranty (Unlimited), dated December 27, 2004, between J. Jill, LLC and Citizens Bank of Massachusetts, as agent for the lenders (included as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed December 28, 2004, File No. 0-22480, and incorporated herein by reference)

10.66

Guaranty (Unlimited), dated December 27, 2004, between J.J. Company, Inc. and Citizens Bank of Massachusetts, as agent for the lenders (included as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed December 28, 2004, File No. 0-22480, and incorporated herein by reference)

10.67

Guaranty (Unlimited), dated December 27, 2004, between J. Jill, GP and Citizens Bank of Massachusetts, as agent for the lenders (included as Exhibit 10.8 to the Company’s Current Report on Form 8-K filed December 28, 2004, File No. 0-22480, and incorporated herein by reference)

10.68

Pledge Agreement, dated December 27, 2004, between the Company and Citizens Bank of Massachusetts, as agent for the lenders (included as Exhibit 10.9 to the Company’s Current Report on Form 8-K filed December 28, 2004, File No. 0-22480, and incorporated herein by reference)

10.69

First Pledge and Security Agreement, dated December 27, 2004, between J. Jill, GP and Citizens Bank of Massachusetts, individually and as agent for the lenders (included as Exhibit 10.10 to the Company’s Current Report on Form 8-K filed December 28, 2004, File No. 0-22480 and incorporated herein by reference)

10.70

Sixth Amendment to Fifth Amended and Restated Loan Agreement, dated June 17, 2005, by and among the Company and Citizens Bank of Massachusetts, HSBC Bank USA, National Association, and TD Banknorth, N.A., formerly known as Banknorth, N.A. and Citizens Bank of Massachusetts as agent for the lenders (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 21, 2005, File No. 0-22480, and incorporated herein by reference)

10.71

Seventh Amendment to Fifth Amended and Restated Loan Agreement, dated December 30, 2005, by and among the Company and Citizens Bank of Massachusetts, HSBC Bank USA, National Association, and TD Banknorth, N.A. (collectively, the “Lenders”), and Citizens Bank of Massachusetts as agent for the Lenders (included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 4, 2006, File No. 0-22480, and incorporated herein by reference)

10.72

Amended and Restated Revolving Note, dated December 30, 2005, between the Company and Citizens Bank of Massachusetts (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 4, 2006, File No. 0-22480, and incorporated herein by reference)

10.73

Amended and Restated Revolving Note, dated December 30, 2005, between the Company and HSBC Bank USA, National Association (included as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 4, 2006, File No. 0-22480, and incorporated herein by reference)

10.74

Amended and Restated Revolving Note, dated December 30, 2005, between the Company and TD Banknorth, N.A. (included as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed January 4, 2006, File No. 0-22480, and incorporated herein by reference)

10.75

Master Security Agreement, dated as of December 23, 1998, by and between the Company and Citizens Leasing Corporation (included as Exhibit 10.59 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 1998, File No. 0-22480, and incorporated herein by reference)

10.76

Amendment No. 1 to the Master Security Agreement, dated as of December 23, 1998, by and between the Company and Citizens Leasing Corporation (included as Exhibit 10.60 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 1998, File No. 0-22480, and incorporated herein by reference)

10.77

Secured Promissory Note No. 5, dated May 30, 2003, between the Company and Citizens Leasing Corporation (included as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2003, File No. 0-22480, and incorporated herein by reference)

10.78

Assignment and Assumption Agreement, dated December 26, 2004, between the Company, J. Jill, LLC and Citizens Leasing Corporation (included as Exhibit 10.11 to the Company’s Current Report on Form 8-K filed December 28, 2004, File No. 0-22480, and incorporated herein by reference)

10.79

Guaranty, dated December 26, 2004, between the Company and Citizens Leasing Corporation (included as Exhibit 10.12 to the Company’s Current Report on Form 8-K filed December 28, 2004, File No. 0-22480, and incorporated herein by reference)

10.80

Mortgage Note, dated March 1, 1999, between Birch Pond Realty Corporation and John Hancock Real Estate Finance, Inc. (included as Exhibit 10.63 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 1998, File No. 0-22480, and incorporated herein by reference)

10.81

Consent Agreement, dated March 1, 1999, between the Company and Citizens Bank of Massachusetts (included as Exhibit 10.71 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 1998, File No. 0-22480, and incorporated herein by reference)

10.82

Lease, dated March 1, 1999, between the Company and Birch Pond Realty Corporation (included as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 1998, File No. 0-22480, and incorporated herein by reference)

10.83

Assignment of Leases and Rents, dated March 1, 1999, between Birch Pond Realty Corporation and John Hancock Real Estate Finance, Inc. (included as Exhibit 10.64 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 1998, File No. 0-22480, and incorporated herein by reference)

10.84

Mortgage, Assignment of Leases and Rents and Security Agreement, dated March 1, 1999, between Birch Pond Realty Corporation and John Hancock Real Estate Finance, Inc. (included as Exhibit 10.65 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 1998, File No. 0-22480, and incorporated herein by reference)

10.85

Assignment of Agreements, Permits and Contracts, dated March 1, 1999, between Birch Pond Realty Corporation and John Hancock Real Estate Finance, Inc. (included as Exhibit 10.66 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 1998, File No. 0-22480, and incorporated herein by reference)

10.86

Indemnification Agreement, dated March 1, 1999, between the Company, Birch Pond Realty Corporation and John Hancock Real Estate Finance, Inc. (included as Exhibit 10.67 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 1998, File No. 0-22480, and incorporated herein by reference)

10.87

Guaranty Agreement, dated March 1, 1999, between the Company and John Hancock Real Estate Finance, Inc. (included as Exhibit 10.68 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 1998, File No. 0-22480, and incorporated herein by reference)

10.88

Replacement Reserve Agreement, dated March 1, 1999, by and between Birch Pond Realty Corporation and John Hancock Real Estate Finance, Inc. (included as Exhibit 10.69 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 1998, File No. 0-22480, and incorporated herein by reference)

10.89

Tenant Improvement and Leasing Commissions Agreement, dated March 1, 1999, between Birch Pond Realty Corporation and John Hancock Real Estate Finance, Inc. (included as Exhibit 10.70 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 1998, File No. 0-22480, and incorporated herein by reference)

10.90

Subordination of Mortgage, dated June 28, 1999, between Birch Pond Realty Corporation and John Hancock Real Estate Finance, Inc. (included as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 26, 1999, File No. 0-22480, and incorporated herein by reference)

10.91

First Modification of Mortgage, Assignment of Leases and Rents and Security Agreement, dated June 28, 1999, between Birch Pond Realty Corporation and John Hancock Real Estate Finance, Inc. (included as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 26, 1999, File No. 0-22480, and incorporated herein by reference)

10.92

Partial Release, dated June 28, 1999, between Birch Pond Realty Corporation and John Hancock Real Estate Finance, Inc. (included as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 26, 1999, File No. 0-22480, and incorporated herein by reference)

10.93

Reaffirmation of Guaranty and Indemnity Agreements, dated June 28, 1999, between the Company and Birch Pond Realty Corporation in favor of John Hancock Real Estate Finance, Inc. (included as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 26, 1999, File No. 0-22480, and incorporated herein by reference)

10.94

Lease Agreement, dated September 18, 1998, between the Company and National Fire Protection Association (included as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 26, 1998, File No. 0-22480, and incorporated herein by reference)

10.95

First Amendment to Lease Agreement, dated June 10, 1999, between the Company and National Fire Protection Association (included as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 26, 1999, File No. 0-22480, and incorporated herein by reference)

10.96

Second Amendment to Lease Agreement, dated October 29, 1999, between the Company and National Fire Protection Association (included as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 1999, File No. 0-22480, and incorporated herein by reference)

10.97

Agreement of Sublease between the Company and Lumbermens Mutual Casualty Company, dated August 28, 2003 (included as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2003, File No. 0-22480, and incorporated herein by reference)

List of Subsidiaries of the Registrant
21.1	List of Subsidiaries of the Registrant at December 31, 2005
Consent of Experts
23.1	Consent of PricewaterhouseCoopers LLP dated March 15, 2006
Certifications
31.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE J. JILL GROUP, INC.
Dated: March 15, 2006
	By:	/s/ GORDON R. COOKE
Gordon R. Cooke
President, Chief Executive Officer,
Chairman of the Board of Directors and
Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ GORDON R. COOKE	President, Chief Executive Officer,
Gordon R. Cooke	Chairman of the Board of Directors and Director (Principal Executive Officer)	March 15, 2006
/s/ OLGA L. CONLEY	Executive Vice President/Chief Financial
Olga L. Conley	Officer and Chief Administrative Officer (Principal Financial Officer)	March 15, 2006
/s/ LINDA L. TRUDEL	Senior Vice President/Corporate Controller
Linda L. Trudel	and Treasurer (Principal Accounting Officer)	March 15, 2006
/s/ WILLIAM E. ENGBERS
William E. Engbers	Director	March 15, 2006
/s/ BRETT D. HEFFES
Brett D. Heffes	Director	March 15, 2006
/s/ JAMES G. HELD
James G. Held	Director	March 15, 2006
/s/ THOMAS J. LITLE
Thomas J. Litle	Director	March 15, 2006
/s/ RUTH M. OWADES
Ruth M. Owades	Director	March 15, 2006
/s/ MICHAEL P. SHERMAN
Michael P. Sherman	Director	March 15, 2006

THE J. JILL GROUP, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005
EXHIBIT INDEX

Material Contracts
10.28	Agreement to Protect Corporate Property, dated December 10, 2004, between the Company and Peter J. Clinch
10.32	Agreement to Protect Corporate Property, dated February 8, 2005, between the Company and John Fiske
List of Subsidiaries of the Registrant
21.1	List of Subsidiaries of the Registrant at December 31, 2005
Consent of Experts
23.1	Consent of PricewaterhouseCoopers LLP dated March 15, 2006
Certifications
31.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350